Form 10-Q
period 1994-03-31
BURNHAM PACIFIC PROPERTIES INC
filed 1994-05-03
CIK 805730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1994

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to ________________

    Commission file number  1-9524


                       BURNHAM PACIFIC PROPERTIES, INC.
- - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


               California                                   33-0204162
- - ------------------------------------------        ------------------------------
      (State of other jurisdiction                        (IRS Employer
           of incorporation)                           Identification No.)

610 West Ash Street, San Diego, California                    92101
- - ------------------------------------------        ------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (619) 232-2001
- - --------------------------------------------------------------------------------
              Registrant's telephone number, including area code

                                      NA
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO
                                                ---    ---

Number of shares of the Registrant's common stock outstanding at April 28, 1994:
15,534,263

                         PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
- - -----------------------------

                       BURNHAM PACIFIC PROPERTIES, INC.
                                BALANCE SHEETS
                     MARCH 31, 1994 AND DECEMBER 31, 1993
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


ASSETS                                     March 31, 1994    December 31, 1993
                                           --------------    -----------------
Property                                         $384,816             $383,863
Less Accumulated Depreciation                     (43,286)             (40,751)
                                                 --------             --------
Property-Net                                      341,530              343,112
Cash and Cash Equivalents                           1,168                  900
Receivables-Net                                     7,385                7,393
Other Assets                                        8,837                8,857
                                                 --------             --------
Total                                            $358,920             $360,262
                                                 ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts Payable and Other Liabilities           $  2,901             $  1,976
Accrued Interest on Convertible
 Debentures                                           665                1,650
Tenant Security Deposits                              948                  940
Notes Payable                                     114,186              115,253
Convertible Debentures                             38,350               42,354
Line of Credit Advances                             5,000                5,000
                                                 --------             --------

Total Liabilities                                 162,050              167,173
                                                 --------             --------

Stockholders' Equity:
Preferred Stock, 5,000,000 Shares
Authorized; No Shares Issued or
Outstanding

Common Stock, No Par Value,
40,000,000 Shares Authorized;
15,353,482 and 14,987,097 Shares
Outstanding at March 31, 1994
and December 31, 1993, Respectively               236,821              231,021

Dividends Paid in Excess of Net Income            (39,951)             (37,932)
                                                 --------             --------

Total Stockholders' Equity                        196,870              193,089
                                                 --------             --------

Total                                            $358,920             $360,262
                                                 ========             ========

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                             STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


REVENUES                                     THREE MONTHS ENDED
                                       -------------------------------
                                       March 31, 1994   March 31, 1993
                                       --------------   --------------
Rents                                         $12,714           $8,290
Interest                                           86              202
                                              -------           ------

Total Revenues                                 12,800            8,492
                                              -------           ------

COSTS AND EXPENSES
- - ------------------

Interest                                        2,987            3,088
Rental Operating                                3,033            1,852
General and Administrative                        570              354
Depreciation and Amortization                   2,874            2,026
                                              -------           ------

Total Costs and Expenses                        9,464            7,320
                                              -------           ------

Net Income                                    $ 3,336           $1,172
                                              =======           ======

Net Income Per Share                          $  0.22           $ 0.13
                                              =======           ======

Dividends Per Share                           $  0.35           $ 0.34
                                              =======           ======

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                          March 31,   March 31,
                                            1994        1993
                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                 $ 3,336    $ 1,172
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating
 Activities:
   Depreciation and Amortization             2,874      2,026
   Changes in Other Assets and
    Liabilities:
     Receivables and Other Assets           (1,226)        44
     Accounts Payable and Other                (60)    (2,446)
     Tenant Security Deposits                    8        (24)
                                           -------    -------

Net Cash Provided By Operating
 Activities                                  4,932        772
                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for Acquisitions of Property         (907)      (334)
Principal Payments on Notes Receivable         717
                                           -------    -------
Net Cash Used For Investing Activities        (190)      (334)
                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Line of Credit
 Agreements                                  5,020      2,500
Repayments Under Line of Credit
 Agreements                                 (5,820)
Principal Payments of Notes Payable           (267)    (1,314)
Issuance of Stock-Net                        1,312        327
Dividends Paid                              (5,355)    (3,186)
Dividend Reinvestment                          636        485
                                           -------    -------

Net Cash Used For Financing Activities      (4,474)    (1,188)
                                           -------    -------

Net Increase (Decrease) in Cash and
 Cash Equivalents                              268       (750)
Cash and Cash Equivalents at Beginning
 Of Period                                     900      2,060
                                           -------    -------
Cash and Cash Equivalents at End Of
 Period                                    $ 1,168    $ 1,310
                                           =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

Cash Paid During Three Months For
 Interest                                  $ 3,976    $ 5,002
                                           =======    =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

Conversion of Debentures Into Common
 Stock                                     $ 4,004    $ 8,112
                                           =======    =======

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
             MARCH 31, 1994, DECEMBER 31, 1993, AND MARCH 31, 1993
                                  (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the latest audited financial statements of Burnham Pacific Properties, Inc. at December 31, 1993. Certain of the 1993 amounts have been reclassified to conform to 1994 presentation.

     Dividends Per Share - Dividends of 35 cents per share were paid on March 31, 1994 to shareholders of record on March 21, 1994.

2.   EARNINGS PER SHARE

     Earnings per share is computed by dividing the net income for the respective periods by the weighted average number of shares outstanding during the applicable period. The computations follow:

                                  THREE MONTHS ENDED
                            March 31, 1994   March 31, 1993
                            --------------   --------------
Net Income                    $3,336,000       $1,172,000
Weighted Average Number
 of Shares Outstanding        15,111,608        9,123,480
                             -----------       ----------

Net Income Per Share               $0.22            $0.13
                                   =====            =====

3.   REGISTRATION STATEMENT

     During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of March 31, 1994, no such issuances have occurred.

4.   SUBSEQUENT EVENTS

     DEBENTURE CONVERSIONS - From April 1, 1994 to April 28, 1994, 145,000 shares of the Corporation's Common Stock were issued as a result of the conversion of 2,320 debentures due 2002 with a book value of $2,320,000.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - --------  ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION
March 31, 1994 and December 31, 1993:

During the three months ended March 31, 1994, 250,248 shares of the Corporation's common stock were issued as a result of the conversion of $4,004,000 of the Corporation's convertible debentures and 106,095 shares were issued for $1,841,000 under the Dividend Reinvestment and Optional Cash Payment Plan. The Corporation experienced no other material changes in financial condition.

(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three Months Ended March 31, 1994 and 1993:

Net income increased $2,164,000 or 185%, to $3,336,000 ($0.22 per share) for the three months ended March 31, 1994 from $1,172,000 ($0.13 per share) for the same period in 1993. Funds from operations increased $3.0 million, or 94%, to $6.2 million for the same period. These increases were primarily due to new property acquisitions and financing activities during 1993.

For the three months ended March 31, 1994, compared to the same period in 1993, the Corporation experienced an increase in rental revenue of $4.4 million of which $1.5 million was due to the April 1993 acquisition of the Pacific West Outlet Center, $101,000 was due to the September 1993 acquisition of the remaining 50% interest in the Navajo Shopping Center, $93,000 was due to the September 1993 acquisition of the remaining 50% interest in the Village Station Shopping Center, $124,000 was due to the October 1993 acquisition of the K-Mart building and $2.0 million was due to the Plaza at Puente Hills acquired in October 1993. Interest income during the 1994 period was less than 1993 primarily due to the reduction of $1.9 million of notes receivable related to the Navajo Shopping Center and lower prevailing interest rates.

Interest expense decreased $100,000 for the three months ended March 31, 1994 to $3.0 million, as compared to $3.1 million for the same period in 1993. This was primarily due to the conversion of $40.5 million of Convertible Debentures during 1993 and the first quarter of 1994, and the paydown of $29.5 million in notes payable and credit line advances from the proceeds of the April 1993 public offering, offset by $58.0 million of credit line advances for the purchase of the Plaza at Puente Hills in October 1993.

Rental operating expenses were $3.0 million for the three months ended March 31, 1994, and $1.9 million for the same period in 1993, and Depreciation and Amortization was $2.9 million for the three months ended March 31, 1994 and $2.0 million for the same period in 1993. These increases were primarily the result of the property additions made by the Corporation during 1993.

(3)  LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1994, the Corporation obtained an additional $5.0 million of capacity on its $25.0 million revolving secured line of credit. This additional capacity brings the Corporation's total credit line availability to $70.0 million, consisting of $30.0 million revolving secured line, $35.0 million non-revolving secured line and $5.0 million unsecured line. In addition, the Corporation obtained an extension on the maturity date of the $35.0 million non-revolving secured line to July 1, 1994, at which time the Corporation has the option to convert any outstanding borrowings into a term loan.

At March 31, 1994, the Corporation had $63.3 million outstanding under its bank lines of credit including $23.3 million under its $30.0 million revolving secured line, $35.0 million under its $35.0 million non-revolving secured line and $5.0 million under its $5.0 million unsecured line. Such amounts were borrowed primarily to finance the October 1993 acquisition of the Plaza at Puente Hills.

During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of March 31, 1994, no such issuances have occurred.

The Corporation expects that its sources of capital, including cash flow from operations, potential mortgage financing, bank lines of credit, and the public equity and debt markets are adequate to provide necessary funds for corporate obligations, the payment of dividends, and other corporate needs in the foreseeable future under current conditions.

                                 PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

The Corporation was not a party to any material legal proceedings during the period covered by this report or subsequently.

ITEM 2.  CHANGES IN SECURITIES:

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable.

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Not applicable.

(b)  No reports on form 8-K were filed during the period covered by this report.

Subsequent to such period, the Corporation filed on April 4, 1994, Amendment No. 1 filed on Form 8-K/A, pursuant to comments received dated March 24, 1994, regarding Items 2 and 7 of the October 22, 1993 acquisition of the Plaza at Puente Hills.



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BURNHAM PACIFIC PROPERTIES, INC.


Date:   April 29,1994                  By:    //Louis J. Garday//
      -----------------                   --------------------------
                                          Louis J. Garday, President


Date:  April 29, 1994                  By:  //Jeffrey R. Fisher//
      -----------------                   --------------------------
                                              Jeffrey R. Fisher,
                                           Vice President/Finance