Form 10-Q
period 1994-06-30
BURNHAM PACIFIC PROPERTIES INC
filed 1994-07-29
CIK 805730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1994

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from --------------to -----------------

Commission file number  1-9524


                       BURNHAM PACIFIC PROPERTIES, INC.
                ----------------------------------------------
            (Exact name of Registrant as specified in its Charter)


          California                                     33-0204162
    -----------------------                            --------------
(State of other jurisdiction                  (IRS Employer Identification No.)
of incorporation)


610 West Ash Street, San Diego, California                  92101
- ------------------------------------------            ----------------
(Address of principal executive offices)                 (Zip Code)

                                (619) 232-2001
                                --------------
              Registrant's telephone number, including area code

                                      NA
                    --------------------------------------
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

Number of shares of the Registrant's common stock outstanding at July 26, 1994:
15,803,465

                         PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

                       BURNHAM PACIFIC PROPERTIES, INC.
                                BALANCE SHEETS
                      JUNE 30, 1994 AND DECEMBER 31, 1993
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

ASSETS
                                            June 30, 1994    December 31, 1993
                                           --------------   ------------------
Property                                        $385,931             $383,863
Less Accumulated Depreciation                    (45,971)             (40,751)
                                                --------             --------
Property-Net                                     339,960              343,112
Cash and Cash Equivalents                            843                  900
Receivables-Net                                    8,059                7,393
Other Assets                                       8,798                8,857
                                                --------             --------
Total                                           $357,660             $360,262
                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts Payable and Other Liabilities          $  1,933             $  1,976
Accrued Interest on Convertible Debentures         1,297                1,650
Tenant Security Deposits                             930                  940
Notes Payable                                    118,338              115,253
Convertible Debentures                            34,030               42,354
Line of Credit Advances                                0                5,000
                                                --------             --------

Total Liabilities                                156,528              167,173
                                                --------             --------

Stockholders' Equity:
Preferred Stock, 5,000,000 Shares
 Authorized; No Shares Issued or
 Outstanding

Common Stock, No Par Value,
 40,000,000 Shares Authorized;
 15,745,647 and  14,987,097 Shares
 Outstanding at June 30, 1994, and
 December 31, 1993, Respectively                 242,989              231,021

Dividends Paid in Excess of Net Income           (41,857)             (37,932)
                                                --------             --------

Total Stockholders' Equity                       201,132              193,089
                                                --------             --------

Total                                           $357,660             $360,262
                                                ========             ========

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                             STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


 REVENUES                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                   June 30,   June 30,   June 30,    June 30,
                                     1994       1993       1994        1993
                                   --------   --------   --------   ---------

Rents                               $12,748     $9,464    $25,462    $17,754
Interest                                106        264        192        466
                                    -------     ------    -------    -------

Total Revenues                       12,854      9,728     25,654     18,220
                                    -------     ------    -------    -------

COSTS AND EXPENSES

Interest                              2,828      2,476      5,815      5,564
Rental Operating                      2,903      2,174      5,936      4,026
General and Administrative              558        386      1,128        740
Depreciation and Amortization         2,973      2,264      5,847      4,290
                                    -------     ------    -------    -------

Total Costs and Expenses              9,262      7,300     18,726     14,620
                                    -------     ------    -------    -------

Net Income                          $ 3,592     $2,428    $ 6,928    $ 3,600
                                    =======     ======    =======    =======

Net Income Per Share                $  0.23     $ 0.19    $  0.45    $  0.33
                                    =======     ======    =======    =======

Dividends Per Share                 $  0.35     $ 0.34    $  0.70    $  0.69
                                    =======     ======    =======    =======

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                             SIX MONTHS ENDED
                                           June 30,    June 30,
                                             1994        1993
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $  6,928    $  3,600
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating
 Activities:
   Depreciation and Amortization              5,847       4,290
   Changes in Other Assets and
    Liabilities:
     Receivables and Other Assets            (2,348)       (299)
     Accounts Payable and Other                (396)     (1,899)
     Tenant Security Deposits                   (10)        (22)
                                           --------    --------

Net Cash Provided By Operating               10,021       5,670
 Activities                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for Acquisitions of Property        (2,018)    (36,121)
Principal Payments on Notes Receivable          741          28
Notes Receivable Advances                                (1,286)
                                           --------    --------
Net Cash Used For Investing Activities       (1,277)    (37,379)
                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Line of Credit              14,960       4,800
 Agreements
Repayments Under Line of Credit             (16,320)     (2,500)
 Agreements
Principal Payments of Notes Payable            (555)    (28,535)
Redemption of Convertible Debentures                     (1,631)
Issuance of Stock-Net                         2,771      65,459
Dividends Paid                              (10,853)     (7,991)
Dividend Reinvestment                         1,196       1,083
                                           --------    --------

Net Cash (Used for) Provided by              (8,801)     30,685
 Financing Activities                      --------    --------

Net Decrease in Cash and Cash                   (57)     (1,024)
 Equivalents
Cash and Cash Equivalents at Beginning          900       2,060
 Of Period                                 --------    --------
Cash and Cash Equivalents at End Of        $    843    $  1,036
 Period                                    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

Cash Paid During Six Months For Interest   $  6,156    $  6,165
                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING  AND FINANCING ACTIVITIES

Conversion of Debentures Into Common
 Stock                                     $  8,324    $ 24,626
                                           ========    ========

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
              JUNE 30, 1994, DECEMBER 31, 1993, AND JUNE 30, 1993
                                  (UNAUDITED)


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

     Dividends Per Share - Dividends of 35 cents per share were paid on June 30, 1994 to shareholders of record on June 21, 1994.

2.   EARNINGS PER SHARE

     Earnings per share is computed by dividing the net income for the respective periods by the weighted average number of shares outstanding during the applicable period. The computations follow:

                               THREE MONTHS ENDED           SIX MONTHS ENDED
                              June 30,      June 30,      June 30,      June 30,
                                1994          1993          1994          1993
                             -----------   -----------   -----------   -----------

Net Income                   $ 3,592,000   $ 2,428,000   $ 6,928,000   $ 3,600,000
Weighted Average Number
 of Shares Outstanding        15,591,293    12,972,512    15,351,291    11,058,803
                             -----------   -----------   -----------   -----------

Net Income Per Share         $      0.23   $      0.19   $       .45   $      0.33
                             ===========   ===========   ===========   ===========

3.   REGISTRATION STATEMENT

     During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-
     3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of June 30, 1994, no such issuances have occurred.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ----------------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

(1)  CHANGES IN FINANCIAL CONDITION
June 30, 1994 and December 31, 1993:

During the six months ended June 30, 1994, 520,248 shares of the Corporation's common stock were issued as a result of the conversion of $8.3 million of the Corporation's convertible debentures and 226,019 shares were issued for $3.8 million under the Dividend Reinvestment and Optional Cash Payment Plan. The Corporation experienced no other material changes in financial condition.

(2)  CHANGES IN RESULTS OF OPERATIONS
Six Months Ended June 30, 1994 and 1993:

During the six months ended June 30, 1994, net income increased $3.3 million, or 92%, to $6.9 million ($0.45 per share) compared to $3.6 million ($0.33 per share) for the same period in 1993. Funds from operations increased $4.9 million, or 62%, to $12.8 million for the 1994 period. These increases were primarily due to new property acquisitions and financing activities during 1993.

For the six months ended June 30, 1994, compared to the same period in 1993, the Corporation experienced an increase in rental revenue of $7.7 million, of which $2.0 million was due to the April 1993 acquisition of the Pacific West Outlet Center, $200,000 was due to the September 1993 acquisition of the remaining 50% interest in the Navajo Shopping Center, $200,000 was due to the September 1993 acquisition of the remaining 50% interest in the Village Station Shopping Center, $246,000 was due to the October 1993 acquisition of the K-Mart building and $4.2 million was due to the Plaza at Puente Hills acquisition in October 1993. Interest income during the 1994 period was less than 1993 primarily due to the reduction of $1.9 million of notes receivable related to the Navajo Shopping Center.

Interest expense increased $200,000 for the six months ended June 30, 1994 to $5.8 million, as compared to $5.6 million for the same period in 1993. This was primarily due to the $58.0 million of credit line advances for the purchase of the Plaza at Puente Hills in October 1993 and rising interest rates, offset by the conversion of $22.0 million of Convertible Debentures during the second half of 1993 and the first six months of 1994, and the paydown of $29.5 million in notes payable and credit line advances from the proceeds of the April 1993 public offering.

Rental operating expenses were $5.9 million for the six months ended June 30, 1994, and $4.0 million for the same period in 1993, and Depreciation and Amortization was $5.8 million for the six months ended June 30, 1994 and $4.3 million for the same period in 1993. These increases were primarily the result of the property additions made by the Corporation during 1993.

Three Months Ended June 30, 1994 and 1993

During the three months ended June 30, 1994, net income increased $1.2 million, or 50%, to $3.6 million ($.23 per share) compared to $2.4 million ($.19 per share) for the same period in 1993. Funds from operations increased $1.9 million, or 40%, to $6.6 million for the same period. These increases were primarily due to new property acquisitions and financing activities during 1993.

For the three months ended June 30, 1994, compared to the same period in 1993, the Corporation experienced an increase in rental revenue of $3.3 million, of which $500,000 was due to the April 1993 acquisition of the Pacific West Outlet Center, $91,000 was due to the September 1993 acquisition of the remaining 50% interest in the Navajo Shopping Center, $100,000 was due to the September 1993 acquisition of the remaining 50% interest in the Village Station Shopping Center, $123,000 was due to the October 1993 acquisition of the K-Mart building and $2.2 million was due to the Plaza at Puente Hills acquisition in October 1993. Interest income during the 1994 period was less than 1993 primarily due to the reduction of $1.9 million of notes receivable related to the Navajo Shopping Center.

Interest expense increased $300,000 for the three months ended June 30, 1994 to $2.8 million, as compared to $2.5 million for the same period in 1993. This was primarily due to the $58.0 million of credit line advances for the purchase of the Plaza at Puente Hills in October 1993 and rising interest rates offset by the conversion of $22.2 million of Convertible Debentures subsequent to June 30, 1993, and the paydown of $29.5 million in notes payable and credit line advances from the proceeds of the April 1993 public offering.

Rental operating expenses were $2.9 million for the three months ended June 30, 1994, and $2.2 million for the same period in 1993, and Depreciation and Amortization was $3.0 million for the three months ended June 30, 1994 and $2.2 million for the same period in 1993. These increases were primarily the result of the property additions made by the Corporation during 1993.

(3)  LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1994, the Corporation obtained an additional $5.0 million of capacity on its $25.0 million revolving secured line of credit. This additional capacity brings the Corporation's total credit line availability to $70.0 million, consisting of $30.0 million revolving secured line, $35.0 million non-revolving secured line and $5.0 million unsecured line. In addition, the Corporation obtained an extension on the maturity date of the $35.0 million non-revolving secured line to August 1, 1994, at which time the Corporation has the option to convert any outstanding borrowings into a term loan.

At June 30, 1994, the Corporation had $62.7 million outstanding under its bank lines of credit including $27.7 million under its $30.0 million revolving secured line, $35.0 million under its $35.0 million non-revolving secured line and $0 under its $5.0 million unsecured line. Such amounts were borrowed primarily to finance the October 1993 acquisition of the Plaza at Puente Hills.

During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of June 30, 1994, no such issuances have occurred.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On May 3, 1994 the Corporation held its regular Annual Meeting of Shareholders. Proxies for such meeting were solicited pursuant to Regulation 14 under the Act. At such meeting, three matters were presented for vote. The first matter was the re-election of incumbent directors and there was no solicitation in opposition to such nominees. All such incumbent directors were re-elected for a one-year term. Of 13,597,493 shares voting, 13,515,368 voted in favor of the re-election of directors and 82,123 voted against it.

The second matter presented was to approve amended and restated Bylaws. Management believed that the existing Bylaws contained various provisions that were no longer applicable to the Corporation. Of 13,597,493 shares voting, 12,211,485 voted in favor of the amendment to the Bylaws, and 1,386,006 voted against it.

The third matter presented was to approve an amendment to the stock option plan to amend the automatic grant provision of the plan to provide that each Non-employee Director receive a non-qualified option to purchase 5,000 shares (increased from 1,000 shares) of common stock on his annual election. Of 13,597,493 shares voting, 12,085,879 voted in favor of the amendment to the stock option plan and 1,511,612 voted against it.

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Not applicable.

(b) The Corporation filed, on April 4, 1994, Amendment No. 1 on Form 8-K/A, pursuant to comments received dated March 24, 1994, regarding Items 2 and 7 of the October 22, 1993 acquisition of the Plaza at Puente Hills.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BURNHAM PACIFIC PROPERTIES, INC.


Date:  7/26/94                    By:  //Louis J. Garday//
       -------                         ---------------------
                                       Louis J. Garday, President


Date:  7/26/94                    By:  //Jeffrey R. Fisher//
       -------                         ---------------------
                                      Jeffrey R. Fisher, Vice President/Finance