Form 10-Q
period 1994-09-30
BURNHAM PACIFIC PROPERTIES INC
filed 1994-11-02
CIK 805730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994

[]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission file number  1-9524


                       BURNHAM PACIFIC PROPERTIES, INC.
                ----------------------------------------------
            (Exact name of Registrant as specified in its Charter)


           California                                             33-0204162
- ---------------------------------------------              ---------------------
(State of other jurisdiction of incorporation)      (IRS Employer Identification
No.)


610 West Ash Street, San Diego, California                       92101
- ------------------------------------------                ----------------------
(Address of principal executive offices)                  (Zip Code)

                                (619) 232-2001
                                --------------
              Registrant's telephone number, including area code

                                      NA
               ----------------------------------------------
Former name, former address and former fiscal year if changed since last report.


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X  NO-----
                                               ---

Number of shares of the Registrant's common stock outstanding at October 28, 1994: 16,608,201

                         PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

                       BURNHAM PACIFIC PROPERTIES, INC.
                                BALANCE SHEETS
                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

 ASSETS                                           September 30, 1994          December 31, 1993
                                                  -------------------         ------------------

Less Accumulated Depreciation                         (48,607)                         (40,751)
                                                      --------                         --------
Property-Net                                           339,296                          343,112
Cash and Cash Equivalents                                  390                              900
Receivables-Net                                          9,226                            7,393
Other Assets                                             8,257                            8,857
                                                      --------                         --------
Total                                                 $357,169                         $360,262
                                                      ========                         ========

LIABILITIES AND STOCKHOLDERS'
 EQUITY

Liabilities:
Accounts Payable and Other Liabilities                $  2,305                         $  1,976
Accrued Interest on Convertible                            396                            1,650
 Debentures
Tenant Security Deposits                                   889                              940
Dividends Declared                                       5,944
Notes Payable                                          111,952                          115,253
Convertible Debentures                                  25,710                           42,354
Line of Credit Advances                                  5,000                            5,000
                                                      --------                         --------

Total Liabilities                                      152,196                          167,173
                                                      --------                         --------

Stockholders' Equity:
Preferred Stock, 5,000,000 Shares
Authorized; No Shares Issued or
Outstanding

Common Stock, No Par Value,
40,000,000 Shares Authorized;
16,511,748 and 14,987,097 Shares
Outstanding at September 30, 1994, and
December 31, 1993, Respectively                        254,889                          231,021

Dividends in Excess of Net Income                     (49,916)                         (37,932)
                                                      --------                         --------

Total Stockholders' Equity                             204,973                          193,089
                                                      --------                         --------

Total                                                 $357,169                         $360,262
                                                      ========                         ========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                              STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

REVENUES                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                          9/30/94         9/30/93           9/30/94        9/30/93
                                         --------        --------          --------       --------

Rents                                   $ 12,838        $ 10,361          $ 38,300       $ 28,115
Interest                                     109             192               301            658
                                        --------        --------          --------       --------

Total Revenues                            12,947          10,553            38,601         28,773
                                          ------          ------            ------         ------

COSTS AND EXPENSES

Interest                                   2,878           2,077             8,693          7,641
Rental Operating                           3,104           2,593             9,040          6,619
General and Administrative                   355             503             1,483          1,243
Depreciation and Amortization              2.886           2,220             8,733          6,510
                                           -----           -----             -----          -----

Total Costs and Expenses                   9,223           7,393            27,949         22,013
                                           -----           -----            ------         ------

Net Income                              $  3,724        $  3,160          $ 10,652       $  6,760
                                        ========        ========          ========       ========

Net Income Per Share                    $   0.23        $   0.23          $   0.69       $   0.56
                                        ========        ========          ========       ========

Dividends Paid Per Share                $  0.355        $   0.35          $  1.055       $   1.04
                                        ========        ========          ========       ========

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                             September 30,         September 30,
                                                                  1994                  1993
                                                             --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                       $10,652                $6,760
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating
 Activities:
   Depreciation and Amortization                                   8,733                 6,510
   Changes in Other Assets and
    Liabilities:
     Receivables and Other Assets                                (3,597)               (1,530)
     Accounts Payable and Other                                    (925)               (2,662)
     Tenant Security Deposits                                       (51)                    52
                                                                --------              --------

Net Cash Provided By Operating                                    14,812                 9,130
 Activities                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for Acquisitions of Property                            (4,094)              (37,952)
Principal Payments on Notes Receivable                               770                    77
Advances for Notes Receivable                                                          (1,382)
                                                                 -------              --------
Net Cash Used For Investing Activities                           (3,216)              (39,257)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Line of Credit                                   16,660                11,900
 Agreements
Repayments Under Line of Credit                                 (19,070)               (8,000)
 Agreements
Principal Payments of Notes Payable                                (891)              (27,764)
Redemption of Convertible Debentures                                                   (1,631)
Issuance of Stock-Net                                              6,059                66,136
Dividends Paid                                                  (16,695)              (13,096)
Dividend Reinvestment                                              1,832                 1,728
                                                                --------              --------

Net Cash (Used for) Provided by                                 (12,106)                29,273
 Financing Activities                                           --------              --------

Net Decrease in Cash and Cash                                      (510)                 (854)
 Equivalents
Cash and Cash Equivalents at Beginning                               900                 2,060
 Of Period                                                      --------              --------
Cash and Cash Equivalents at End Of                             $    390              $  1,206
 Period                                                         ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

Cash Paid During Nine Months For                                $  9,919              $  9,707
 Interest                                                       ========              ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING  AND FINANCING ACTIVITIES

Conversion of Debentures Into Common
 Stock                                                          $ 16,644              $ 32,950
                                                                ========              ========

                                                                                   (continued)

                        BURNHAM PACIFIC PROPERTIES, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)

                                                              NINE MONTHS ENDED
                                                                September 30,
                                                                    1993
                                                              -----------------
Reduction of Receivables in Connection
  with Property Acquisitions                                         $2,922

Notes Payable Assumed                                                 2,945

Common Stock Issued in Connection with
   Property Acquisitions                                              2,891

Cash Paid for Properties                                                400
                                                                     ------

Fair Value of Properties Acquired                                    $9,158
                                                                     ======

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
         SEPTEMBER 30, 1994, DECEMBER 31, 1993, AND SEPTEMBER 30, 1993
                                  (UNAUDITED)


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

     Dividends Per Share - Dividends of 35.5 cents per share were paid on September 30, 1994 to shareholders of record on September 20, 1994. The Corporation has declared a dividend of 36 cents per share payable on December 30, 1994 to shareholders of record on December 16, 1994.

2.   EARNINGS PER SHARE

     Earnings per share is computed by dividing the net income for the respective periods by the weighted average number of shares outstanding during the applicable period. The computations follow:

                                 THREE MONTHS ENDED       NINE MONTHS ENDED

                               9/30/94      9/30/93      9/30/94      9/30/93
                               ----------------------------------------------
Net Income                 $ 3,724,000  $ 3,160,000  $10,652,000  $ 6,760,000
Weighted Average Number
 of Shares Outstanding      15,914,702   13,989,636   15,424,712   12,046,486
                           -----------  -----------  -----------  -----------

Net Income Per Share       $      0.23  $      0.23  $      0.69  $      0.56
                           ===========  ===========  ===========  ===========

3.   REGISTRATION STATEMENT

     During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-
     3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of September 30, 1994, no such issuances have occurred.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

(1)  CHANGES IN FINANCIAL CONDITION
September 30, 1994 and December 31, 1993:

During the nine months ended September 30, 1994, 1,040,248 shares of the Corporation's common stock were issued as a result of the conversion of $16.6 million of the Corporation's convertible debentures and 472,132 shares were issued for $7.8 million under the Dividend Reinvestment and Optional Cash Payment Plan. The Corporation experienced no other material changes in financial condition.

(2)  CHANGES IN RESULTS OF OPERATIONS
Nine Months Ended September 30, 1994 and 1993:

During the nine months ended September 30, 1994, net income increased $3.9 million, or 57%, to $10.7 million ($0.69 per share) compared to $6.8 million ($0.56 per share) for the same period in 1993. Funds from operations increased $6.1 million, or 46%, to $19.4 million for the 1994 period. These increases were primarily due to property acquisitions and financing activities during 1993.

For the nine months ended September 30, 1994, compared to the same period in 1993, the Corporation experienced an increase in rental revenue of $10.2 million, of which $2.3 million was due to the April 1993 acquisition of the Pacific West Outlet Center, $255,000 was due to the September 1993 acquisition of the remaining 50% interest in the Navajo Shopping Center, $452,000 was due to the September 1993 acquisition of the remaining 50% interest in the Village Station Shopping Center, $369,000 was due to the October 1993 acquisition of the K-Mart building and $6.2 million was due to the Plaza at Puente Hills acquisition in October 1993. Interest income during the 1994 period was less than 1993 primarily due to the reduction of $1.9 million of notes receivable related to the Navajo Shopping Center.

Interest expense increased $1.1 million for the nine months ended September 30, 1994 to $8.7 million, as compared to $7.6 million for the same period in 1993. This was primarily due to the $58.0 million of credit line advances for the purchase of the Plaza at Puente Hills in October 1993 and rising interest rates, offset by the conversion of $30.6 million of Convertible Debentures during the second half of 1993 and the first nine months of 1994, and the paydown of $29.5 million in notes payable and credit line advances from the proceeds of the April 1993 public offering.

Rental operating expenses were $9.0 million for the nine months ended September 30, 1994, and $6.6 million for the same period in 1993, and Depreciation and Amortization was $8.7 million for the nine months ended September 30, 1994 and $6.5 million for the same period in 1993. These increases were primarily the result of the property additions made during 1993.

Three Months Ended September 30, 1994 and 1993

During the three months ended September 30, 1994, net income increased $500,000, or 16%, to $3.7 million ($.23 per share) compared to $3.2 million ($.23 per share) for the same period in 1993. Funds from operations increased $1.2 million, or 22%, to $6.6 million for the same period. These increases were primarily due to property acquisitions and financing activities during 1993.

For the three months ended September 30, 1994, compared to the same period in 1993, the Corporation experienced an increase in rental revenue of $2.5 million, of which $368,000 was due to the April 1993 acquisition of the Pacific West Outlet Center, $37,000 was due to the September 1993 acquisition of the remaining 50% interest in the Navajo Shopping Center, $123,000 was due to the September 1993 acquisition of the remaining 50% interest in the Village Station Shopping Center, $123,000 was due to the October 1993 acquisition of the K-Mart building and $2.0 million was due to the Plaza at Puente Hills acquisition in October 1993, offset by a $376,000 early lease termination fee at Independence Square in the three months ended September 30, 1993. Interest income during the 1994 period was less than 1993 primarily due to the reduction of $1.9 million of notes receivable related to the Navajo Shopping Center.

Interest expense increased $800,000 for the three months ended September 30, 1994 to $2.9 million, as compared to $2.1 million for the same period in 1993. This was primarily due to the $58.0 million of credit line advances for the purchase of the Plaza at Puente Hills in October 1993 and rising interest rates offset by the conversion of $30.6 million of Convertible Debentures subsequent to June 30, 1993, and the paydown of $29.5 million in notes payable and credit line advances from the proceeds of the April 1993 public offering.

Rental operating expenses were $3.1 million for the three months ended September 30, 1994, and $2.6 million for the same period in 1993, and Depreciation and Amortization was $2.9 million for the three months ended September 30, 1994 and $2.2 million for the same period in 1993. These increases were primarily the result of the property additions made during 1993.

(3)  LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 1994, the Corporation's $35.0 million non-revolving secured line was replaced with a $35.0 million seven year term loan, secured by the Plaza at Puente Hills. During the nine months ended September 30, 1994, the Corporation obtained an additional $5.0 million of capacity on its $25.0 million revolving secured line of credit. This additional capacity brings the Corporation's total credit line availability to $35.0 million, consisting of $30.0 million revolving secured line, and $5.0 million unsecured line.

At September 30, 1994, the Corporation had $26.7 million outstanding under its bank lines of credit including $21.7 million under its $30.0 million revolving secured line and $5.0 million under its $5.0 million unsecured line. Such amounts were borrowed primarily to finance the October 1993 acquisition of the Plaza at Puente Hills.

During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of September 30, 1994, no such issuances have occurred.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable.

ITEM 5.  SUBSEQUENT EVENT:

On October 24, 1994, Louis J. Garday resigned as President, Chief Executive Officer and Director of the Corporation. The Corporation's Chairman Malin Burnham has assumed the position of President and Chief Executive Officer until a successor is identified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: 10.1 Bank of America NT&SA Loan Agreement dated July 26, 1994 for $35,000,000.

(b) The Corporation did not file any 8-K's during the quarter ended September 30, 1994.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BURNHAM PACIFIC PROPERTIES, INC.


Date:   10/28/94                 By:  //Malin Burnham//
     -------------------           -----------------------------
                                      Malin Burnham, President


Date:  10/28/94                  By:  //Jeffrey R. Fisher//
     -------------------           -----------------------------
                                      Jeffrey R. Fisher, Vice President/Finance