Form 10-K
period 1994-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 1995-03-23
CIK 805730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[_] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1994       Commission file number  1-9524


                       BURNHAM PACIFIC PROPERTIES, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

                 California                                33-0204162
- ---------------------------------------------- ---------------------------------
(State of other jurisdiction of incorporation) (IRS Employer Identification No.)

 610 West Ash Street, San Diego, California                   92101
- ---------------------------------------------- ---------------------------------
  (Address of principal executive offices)                  (Zip Code)

                                (619) 232-2001
                                --------------
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
Title of Each Class                           On Which Registered
- -------------------                           -------------------

Common Stock, No Par Value                    New York Stock Exchange
8-1/2% Convertible Debenture Due 2002         New York Stock Exchange
- -------------------------------------         -----------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                 None
                                 ----
- --------------------------------------------------------------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO_____
                                               -----
- --------------------------------------------------------------------------------
     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]
- --------------------------------------------------------------------------------
     At March 20, 1995 the aggregate market value of the Registrant's shares of common stock, no par value, held by non-affiliates of the Registrant was $213,518,271.
- --------------------------------------------------------------------------------
     There were 16,905,643 shares of common stock outstanding at March 20, 1995.
- --------------------------------------------------------------------------------
     Part III incorporates certain provisions of the Registrant's Proxy
Statement for its 1995 Annual Meeting to be filed subsequently.

ITEM 1.  BUSINESS
- -----------------

     Burnham Pacific Properties, Inc. (the "Corporation" or the "Registrant") is an equity real estate investment trust which owns a portfolio of commercial properties, primarily in Southern California. In 1987 the Corporation succeeded a publicly-traded real estate limited partnership organized in 1963. The Corporation operates so as to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, the Corporation distributes to its shareholders substantially all of its cash flow from operations and, in any event, at least 95% of its real estate investment trust taxable income.

     The Corporation's investment objectives are to acquire, own and manage a portfolio of income-producing commercial real estate that will provide cash for distribution to shareholders and protect investor capital, while providing potential for capital appreciation. The Corporation's investment focus is on commercial properties, primarily in established locations, that are capable of generating operating cash flow and appreciation in value through active management, leasing, re-leasing or development of additional tenant space. The Corporation's focus on California enables the Corporation to concentrate on the market in which it has knowledge. However, investors should understand that this concentration involves the risk that if the adverse economic conditions in California, and Southern California particularly, become severe, it could have a material adverse impact on the business and financial results of the Corporation.

     The Corporation's properties consist of 15 retail centers (which represent approximately 64% of real estate assets at cost), 5 single tenant office/industrial buildings (21% of cost), 2 multi-tenant office buildings (11% of cost) and 2 other properties (4% of cost). Nineteen of these properties are located in San Diego County, two in Orange County, two in Los Angeles County, and one in Santa Clara County. The Corporation may diversify its geographical focus with future property acquisitions.

     Total occupancy of properties owned by the Corporation at December 31, 1993 decreased during calendar 1994 by 1% to 94%, and gross rents (on an annualized basis) from such properties were approximately $337,000 higher. At December 31, 1994, the aggregate occupancy rate for all of the Corporation's properties was 94%.

     The Corporation's investments consist of approximately 3.1 million square feet of rentable building area, an 892 unit storage warehouse and an interest in a 258 room hotel. The Corporation leases its properties to approximately 439 different tenants. No single tenant accounts for more than 10% of the Corporation's current scheduled revenues. (See "Properties.")


     Historically, the Corporation has incurred indebtedness and raised equity capital to acquire properties. Based upon the Corporation's initial purchase price for its properties of $388 million, the total outstanding debt of $141.5 million ($25.7 million of which is convertible into Common Stock at a price of $16 per share) represents less than 37% of the historical cost of property at December 31, 1994. At December 31, 1994, the average interest rate on the Corporation's debt was approximately 8.35%. If all convertible debt were converted, the remaining outstanding debt would represent less than 30% of the historical cost of property and would have an average interest rate of approximately 8.32%.

     At the time of its reorganization in 1987 from partnership to corporation, the Corporation engaged the former general partner, Burnham Investment Group, Inc. (the "Advisor"), to serve as its advisor and to assist in the acquisition and operation of its real estate investments. The Advisor was a wholly-owned subsidiary of John Burnham & Company. Established in 1891, John Burnham & Company is an independent real estate financial services company located in San Diego, California. Its activities include real estate sales, leasing, property management, mortgage banking, and general insurance brokerage.

     On January 27, 1992, the shareholders of the Corporation voted to merge the Advisor into the Corporation and to become self-administered. Implementation of self-administration involved the issuance of 80,000 shares of the Corporation's Common Stock and the termination of the advisory agreement. In connection with the merger, the Corporation employed twelve former employees of John Burnham & Company. The Corporation continues to engage John Burnham & Company, on a non-exclusive basis, to provide various services, including property management and leasing, with respect to certain of its individual properties.

     Although the Corporation owns nineteen properties in San Diego County, management estimates that it owns substantially less than 1% of the retail
shopping centers and office buildings in the county.   In leasing space to
tenants, the Corporation must compete with many other property owners, some of whom are larger and financially stronger than the Corporation.

     During the first quarter of 1994, the Corporation obtained $5.0 million of additional capacity on its secured credit facility, bringing the capacity to $30 million. During the third quarter of 1994 the Corporations $35 million non-revolving line of credit, which was secured by the Plaza at Puente Hills, was replaced by a seven-year mortgage note. The note, which is also secured by the Plaza at Puente Hills, bears interest at 180 day LIBOR (London Inter Bank Offer
Rate) plus 2.10% (7.35% at December 31, 1994). The note has the one-time option to convert the rate to a fixed rate of interest tied to seven-year treasuries plus 2.10%. At December 31,1994, approximately $34.8 million was outstanding.

     The Corporation is organized under the laws of the State of California. Its principal executive office is located at 610 West Ash Street, Suite 1600, San Diego, California, 92101, telephone, (619) 232-2001.

ITEM 2.  PROPERTIES
- -------------------
  The following table sets forth the properties owned by the Corporation at December 31, 1994.


                                                                       DECEMBER 31, 1994
                                                                       -----------------------
                                                                       ANNUAL
                              PERCENT                    NET           SCHEDULED
                              OWNED BY       YEAR        RENTABLE      RENTS*        PERCENT
                              CORPORATION    ACQUIRED    SQUARE FEET   (THOUSANDS)   LEASED       PRINCIPAL TENANTS OR USE
                              -----------    --------    -----------   ----------    -------    ------------------------
RETAIL PROPERTIES
The Plaza at Puente Hills        100%          1993        516,538       $6,557        95%      IKEA, Circuit City, Theatres,
City of Industry                                                                                Smart & Final, Office Depot

San Diego Factory                100%          1992        254,748       $2,803        97%      Nike, Levi's, Mikas, Van-Heusen,
Outlet Center                                  1993                                             K-Mart
San Ysidro

Point Loma Plaza                 100%          1989        213,289       $2,920        97%      Vons, Sport Chalet,
San Diego                                                                                       Millers Outpost, Discovery Zone
(Point Loma)

Pacific West Outlet Ctr.         100%          1993        202,795       $3,975       100%      Liz Claiborne, Nike, Levi's,
Gilroy                                                                                          Mikasa

Miramar Business Plaza           100%          1985        185,297       $1,597        82%      Oak N Brass, Krause's
San Diego                                      1991                                             Sofa Factory
(Mira Mesa)

Mesa Shopping Center             100%          1984        142,709       $1,405        94%      Lucky Stores, Thrifty Drugs,
San Diego                                                                                       McDonald's
(Mira Mesa)

Wiegand Plaza II                 100%          1986        110,138       $1,629       100%      AMC Theatres, Silo Stores,
Encinitas                                      1988                                             Union Oil, Burger  King,
                                               1990                                             TJ Maxx

La Mancha Shopping                98%          1988        103,904       $  669        97%      Ralphs Supermarket, Thrifty
Center                                                                                          Drugs, Marriott Corporation
Fullerton                                                                                       (Carrows)

Independence Square              100%          1983         92,300       $1,205        68%      Ethan-Allen Interiors
San Diego
(Kearny Mesa)

Santee Village Square            100%          1985         79,995       $1,281        96%      AMC Theatres, Po'Folks,
Santee                                                                                          Family Fitness

Poway Plaza                      100%          1988         71,544       $  805        91%      Thrifty Drugs, Wherehouse Records
Poway                                                                                           Kentucky Fried Chicken

Navajo Shopping Ctr.             100%          1983         70,047       $  834        83%      Thrifty Drugs, Greentree Grocers,
San Diego                                      1993                                             Winston Tires
(Lake Murray)

Village Station                  100%          1984         57,885       $  662        90%      Village Station Market,
La Mesa                                        1993                                             Round Table Pizza,
                                                                                                Century 21-Brandt


                                                                            DECEMBER 31, 1994
                                                                          ----------------------
                                                                            ANNUAL
                                    PERCENT                     NET        SCHEDULED
                                    OWNED BY       YEAR      RENTABLE       RENTS*      PERCENT
                                  CORPORATION    ACQUIRED   SQUARE FEET   (THOUSANDS)    LEASED       PRINCIPAL TENANTS OR USE
                                  ------------   --------   -----------   -----------   --------   -------------------------------

Ruffin Village                        100%         1985        44,594        $  592         87%    Carl's Jr., Tam's Stationers
San Diego
(Kearny Mesa)

Plaza Rancho Carmel                   100%         1988        36,958        $  500         84%    Graziano's Pizza,
San Diego                                                                                          ABC Daycare
(Carmel Mtn. Ranch)

OFFICE/INDUSTRIAL PROPERTIES
Anacomp Building                      100%         1992       338,485        $2,554        100%    Anacomp Regional Manufacturing/
Poway                                                                                              Engineering Facility

Bergen Brunswig Bldg.                 100%         1992       175,000        $3,535        100%    Bergen Brunswig Corporation
Orange

McDonnell Douglas Bldg.               100%         1987       159,854        $2,803        100%    McDonnell Douglas (Alcoa)
San Diego
(Rancho Bernardo)

Fireman's Fund Bldg.                  100%         1989       117,128        $2,379         96%    Fireman's Fund,
San Diego                                                                                          CREDCO
(Kearny Mesa)

Highlands Plaza                       100%         1988       101,920        $1,571         91%    Laser Power Corp.,
San Diego                                                                                          Applied Retail Solutions
(Del Mar Highlands)

IMED Buildings                        100%         1987        49,284        $  857        100%    IMED Corporation
San Diego                                          1988
(Scripps Ranch)

Marcoa Building                       100%         1989        28,600        $  561        100%    Marcoa Publishing Company
San Diego
(Sorrento Mesa)

OTHER PROPERTIES
Beverly Garland's
Holiday Inn Hotel                      70%         1973     258 Rooms        $  459         79%    Business and tourist guests
North Hollywood                                    1993

Beverly Garland's
Holiday Inn Hotel                      100%        1988     6.5 Acres        $  627        100%    Rio Vista Development
Land

A-Storage Place                        100%        1985     892 Units        $  482         86%    Short-term storage
Chula Vista


*Includes proforma rents for vacant space.

     Point Loma Plaza and the Plaza at Puente Hills are the only properties that accounted for 10% or more of the Corporation's total assets at December 31, 1994. The Plaza at Puente Hills and the Pacific West Outlet Center are the only properties that accounted for 10% or more of the Corporation's revenues during 1994.

     POINT LOMA PLAZA represents 10.38% of the Corporation's total assets as of December 31, 1994. This center has 52 tenant spaces, 46 of which are leased resulting in 97% occupancy based on square footage. Real estate taxes for 1994 were at a rate of approximately 1.12% of assessed value or approximately $344,000, substantially all of which is reimbursed under tenant leases. Management believes that the property is adequately covered by insurance.
Annual rentals range from $4.68 to $114.96 per square foot with the higher rentals attributable to the food court and/or smaller tenants. The average square foot rental is $13.52 per year. During the period 1990-1994 this property has experienced the following operating results:

              Average Rental
 Year-End     Per Square Foot   Occupancy %
- -----------   ---------------   -----------
   1990            14.33           88
   1991            14.78           93
   1992            14.87           94
   1993            14.17           88
   1994            13.52           97

     Two tenants represent more than 10% of the total space. One is Von's supermarket, which leases 50,000 square feet at a rental of $525,000 per annum, for a term ending in 2008. Von's has six five-year renewal options. The other tenant is Sport Chalet, a retail sporting goods store which leases 31,560 square feet at a rental of $338,976 per annum for a term ending in 1997. This tenant has four five-year renewal options. The following tabulation shows the expiration schedule of leases in effect on December 31, 1994 both by square footage and revenue.

                                           Annual
           No. leases    Net Rentable      Scheduled Rents     % of
           Expiring      Square Feet       (in thousands)      Total Rent
           -----------   ------------      ---------------     ----------
1995           6             5,433             $   95              3%
1996           5             6,976                127              5
1997           7            38,431                454             16
1998           9            12,898                227              8
1999           7            20,231                302             11
2000           3             5,062                 93              3
2001           1             5,048                 88              3
2002           1             1,207                 21              1
2003           1             5,495                108              4
2004+          6           105,499              1,273             46


     The center is subject to a mortgage with a balance at December 31, 1994 of $16.7 million. Annual payments of $1.8 million, which include principal and interest at the rate of 8.125% are required until January 2000, at which time the unpaid balance of $14.2 million will be due.

     THE PLAZA AT PUENTE HILLS represents 16.3% of the Corporation's total property at cost as of December 31, 1994. The center has 60 tenant spaces, 53 of which are leased resulting in a 95% occupancy. Annual rentals range from $7.20 to $42.96 per square foot with an average per square foot of $12.79. Only one tenant, IKEA Furniture, occupies more than 10% of the rentable square footage (150,000 square feet) at a rental of $1.1 million per annum, for a term ending in 2007. IKEA has four five-year renewal options. the 1994 property tax rate was 1.97% resulting in a tax of approximately $1,245,000 (including special assessments), substantially all of which is reimbursed by tenants under their leases. Management believes that the property is adequately covered by insurance.

     The property was constructed in three phases from 1987 to 1992. During the period 1992 to 1994 this property has experienced the following operating results:

                            Average Rental
        Year-End           Per Square Foot              Occupancy %
        --------           ---------------          ------------------
          1992                  $11.91*                    98%*
          1993                   12.48                     96
          1994                   12.79                     95

   *Based on information provided by the former owner.

   The Corporation does not believe that operating data during the various construction phases would be meaningful.

   The following tabulation shows the expiration schedule of leases as of December 31, 1994.

                                                    Annual
          No. leases       Net Rentable         Scheduled Rents             % of
           Expiring        Square Feet          (in thousands)           Total Rent
          ----------       ------------         ---------------          ----------
1995           4              10,980                $  184                    3%
1996           8              19,315                   310                    5
1997           7              35,460                   564                    9
1998          13              36,235                   547                    9
1999           0                   0                     0                    0
2000           3              17,400                   275                    5
2001           1               4,677                    88                    1
2002           4              20,270                   483                    8
2003           3              22,493                   294                    5
2004+         10             308,468                 3,337                   55

     The property is subject to a term loan with a balance at December 31, 1994 of approximately $34,793,000. The term loan bears interest at 180 day LIBOR plus 2.10% (7.35% at December 31, 1994). Annual payments of approximately $3,063,000 (at December 31, 1994), which include principal and interest, are required until July 2001, at which time the unpaid balance of approximately $30,529,000 will be due.

     THE PACIFIC WEST OUTLET CENTER has 58 tenant spaces, all of which are leased resulting in a 100% occupancy at December 31, 1994. Annual rentals range from $14 to $23 with an average annual rental of $19.01 per square foot at December 31, 1994. No tenant leases more than 10% of the total space. Real property taxes for 1994 were at the rate of 1.11% and the tax was $503,689 (including special assessments), substantially all of which is reimbursed by tenants under their leases. Management believes that the property is adequately covered by insurance. The center serves as part of the collateral pool of the corporation's $30 million credit facility.

     The property was constructed in 2 phases from 1990 to 1992. During the period 1992 to 1994 this property has experienced the following operating results:

               Average Rental
 Year-End     Per Square Foot    Occupancy %
- -----------   ----------------   -----------
   1992            $18.74*           99%*
   1993             18.79           100
   1994             19.01           100

     *Based on information provided by the former owner.

     The Corporation does not believe that operating data during the various construction phases would be meaningful.

     The following tabulation shows the expiration schedule of leases in effect on December 31, 1994, both by square footage and revenue.

                                           Annual
           No. leases    Net Rentable      Scheduled Rents      % of
           Expiring      Square Feet       (in thousands)       Total Rent
           -----------   ------------      ----------------     ----------
1995          16           46,080              $  878               22%
1996          21           75,815               1,564               40
1997           5            9,100                 185                7
1998           5           13,325                 279                7
1999           3            6,350                 139                3
2000           2            7,275                 133                3
2001           3           19,100                 314                8
2002           1            7,500                 105                3
2003           0                0                   0                0
2004+          2           18,250                 259                7

Insurance
- ---------

     All properties are covered by insurance policies from companies with a minimum Best Insurance Rating of "A". Those companies insure against risk of direct physical damage in amounts structured to reimburse the Corporation on a replacement cost basis for all costs incurred to repair each facility, including loss of rental income during the period of reconstruction. In addition, the Corporation carries general liability insurance in amounts of no less than $5.0 million to insure the Corporation against liability claims and provide for the costs of defense. The Corporation does not insure the properties for loss caused by earthquake, except for the Pacific West Outlet Center. This type of insurance is only available at extremely high rates. The Corporation has made the determination that the risk of loss does not justify the cost of coverage. The Corporation believes that its properties are adequately insured.

Other Considerations
- --------------------

     Southern  California recently has been exposed to a variety of adverse
factors.  Defense and aerospace spending has been reduced.   Brush fires and
earthquakes have caused property damage. The Corporation's properties have not been materially impacted by any of these events. The Corporation has been affected by an increased awareness of crime and vandalism. This has resulted in the need for increased security patrols, the costs of which are generally recoverable under common area maintenance reimbursement provisions of tenant leases. However, the California Supreme Court has issued a ruling reversing the trend toward absolute liability being imposed upon property owners for damage to invitees from criminal activity occurring on their property.

     The foregoing and other factors, some of which may not be currently anticipated, may have unpredictable impacts on the Corporation's financial condition, operations, or both.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     Not Applicable.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- -----------------------------------------------------------------------------

     Common Stock of the Corporation is listed on the New York Stock Exchange under the symbol "BPP". The following table sets forth the high and low sale prices of the Common Stock, as reported by the New York Stock Exchange Composite Tape, and the per share dividends paid by the Corporation for each calendar quarter during 1993 and 1994.

                                                      Dividends
   Quarter Ended             High          Low          Paid
- ------------------------   --------    ---------     ----------
   March 31, 1993          $ 20.50     $ 15.75         $ .34
   June 30, 1993             20.63       18.38           .35
   September 30, 1993        19.75       18.50           .35
   December 31, 1993         20.88       16.13           .35

   March 31, 1994            19.125       17.00          .35
   June 30, 1994             18.50        16.875         .35
   September 30, 1994        17.625       15.75          .355
   December 31, 1994         16.125       12.625         .36

     At December 31, 1994, there were approximately 4,200 holders of record of the Corporation's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

                  The following selected financial data is supplied to shareholders in order to present significant data covering the last five fiscal years, and also as an analysis of trends in
             Company size, earnings, dividends, and scope of operations.

                        (in thousands except per share amounts)



                                                      Year Ended December 31,
                                          1994       1993        1992       1991        1990
                                        --------   ---------   --------   --------    --------
OPERATING STATEMENT DATA

TOTAL REVENUES                          $ 51,387   $ 41,179    $ 28,025   $ 24,838   $ 23,638
                                        ========   ========    ========   ========   ========

Income From Operations                  $ 13,164   $  9,846    $  1,058   $  2,469   $  1,993
 Offering and
  Listing Costs                                                                          (258)
                                        --------   --------    --------   --------   --------
 NET INCOME                             $ 13,164   $  9,846    $  1,058   $  2,469   $  1,735
                                        ========   ========    ========   ========   ========

 NET INCOME PER
 SHARE                                  $    .84   $    .77    $    .13   $    .40   $    .29
                                        ========   ========    ========   ========   ========

 DIVIDENDS PAID                         $ 22,723   $ 18,324    $ 11,880   $  8,416   $  8,255
                                        ========   ========    ========   ========   ========

 DIVIDENDS PAID PER
 SHARE                                  $  1.415   $   1.39    $   1.36   $   1.36   $   1.36
                                        ========   ========    ========   ========   ========
 TAXABLE INCOME
 PER SHARE                              $    .95   $    .88    $    .52   $    .49   $    .49
                                        ========   ========    ========   ========   ========

 BALANCE SHEET DATA

 Total Assets                           $358,022   $360,262    $259,790   $189,786   $183,071
 Total Notes Payable                    $110,799   $115,253    $ 78,722   $ 73,361   $ 84,103
 Convertible Subordinated
  Debentures                            $ 25,700   $ 42,354    $ 80,530   $ 16,173   $ 16,218
 Number of Shares
  Outstanding at
  Year End                                16,905     14,987       8,838      6,295      6,116
 Weighted Average Number of Shares        15,732     12,768       8,292      6,170      6,067

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS:
- --------------

GENERAL

     The Corporation's investment objectives are to acquire, own and manage a portfolio of income-producing commercial real estate which provides cash for distribution to shareholders and protects investor capital, while providing potential for capital appreciation. As a part of implementing these objectives, the Corporation has expanded its portfolio of real properties over the past several years. Capital to acquire these properties has been obtained from securities offerings, from additional mortgage debt on new and existing properties and from short-term credit facilities. The Corporation's most recent underwritten public offerings involved the sales of shares of common stock in April 1993, and Common Stock and Convertible Debentures in March 1992. During recent years, the Corporation also has utilized a combination of working capital, short-term debt and proceeds from the optional share purchases under the Corporation's dividend reinvestment plan, to improve its properties and to construct additional tenant space.

RESULTS OF OPERATIONS

1994 Compared with 1993.

     OPERATIONS - Net Income increased $3.3 million, or 33.7%, to $13.2 million ($.84 per share) in 1994 from $9.8 million ($0.77 per share) in 1993. Funds from operations (net income excluding gains (losses) from debt restructurings and sales of property plus depreciation and amortization) increased $5.9 million, or 30.4%, to $25.1 million in 1994. These increases were primarily the result of property acquisitions and financing activities during 1993. Funds from operations differs from cash flows from operating activities set forth in the accompanying Statements of Cash Flows in the Corporation's financial statements, primarily because funds from operations does not include changes in operating assets and liabilities. Funds from operations does not represent cash generated from operating activities, in accordance with generally accepted accounting principles, and therefore should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity.

     Rental revenues were $51.0 million for 1994 as compared to $40.4 million for 1993. The $10.6 million difference represents a 26.2% increase. The April 1993 Pacific West Outlet Center acquisition accounted for $2.1 million of the increase, $690,000 was due to the July 1993 and October 1993 acquisitions of the Plasma and K-Mart Buildings, respectively, $340,000 was due to the August 1993 acquisition of an additional 20% interest in the Beverly Garland Hotel, $360,000 was due to the September 1993 acquisitions of the remaining 50% interests in the Navajo and Village Station Shopping Centers, $6.9 million was due to the October 1993 acquisition of the Plaza at Puente Hills, and the balance was primarily due to minor changes in occupancy and rental rates at existing properties.

     Interest revenue decreased $408,000 in 1994 as compared with 1993. This was the combined result of temporarily investing the proceeds of the April 1993 public offering in interest bearing money market securities, until suitable permanent investments were made, and the 1993 reduction of $1.9 million of notes receivable related to the Navajo Shopping Center.

     Interest expense increased $1.1 million in 1994 to $11.6 million, as compared to $10.5 million in 1993. This was primarily due to the $58 million of credit advances for the purchase of the Plaza at Puente Hills in October 1993, and rising interest rates, offset by the conversion of Convertible Debentures during 1994 and the second half of 1993, and the paydown of notes payable and credit line advances from the proceeds of the April 1993 public offering.

     Rental Operating Costs were $12.2 million for 1994 and $9.2 million for 1993, and Depreciation and Amortization were $12 million for 1994 and $9.4 million for 1993. These increases were primarily the result of the property additions made by the Corporation during 1993.

1993 Compared with 1992.

     OPERATIONS - Net Income increased $8.8 million, or 831%, to $9.8 million ($0.77 per share) in 1993 from $1.0 million ($0.13 per share) in 1992. Funds from operations increased $11.0 million, or 134%, to $19.3 million in 1993. These increases were primarily due to increased rental revenues.

     Rental revenues were $40.4 million for 1993 as compared to $26.7 million for 1992. The $13.7 million difference represents a 51.3% increase. The June 1992 San Diego Factory Outlet Center acquisition accounted for $1.8 million of the increase, $3.9 million of the increase was due to the October 1992 Bergen Brunswig Building acquisition, $2.5 million was due to the December 1992 Anacomp Building acquisition, $3.7 million was due to the April 1993 Pacific West Outlet Center acquisition, $1.5 million was due to the October 1993 Plaza at Puente Hills acquisition, and the balance was primarily due to minor changes in occupancy and rental rates at existing properties.

     Interest revenue decreased $518,000 in 1993 as compared with 1992. This was a result of temporarily investing the proceeds of the March 1992 public offering in interest bearing money market securities, until suitable permanent investments were made.

     Interest expense decreased $700,000 in 1993 to $10.5 million, as compared to $11.2 million in 1992. This was primarily due to the conversion of $36.5 million of Convertible Debentures during 1993 and the paydown of $29.5 million in notes payable and credit line advances from the proceeds of the April 1993 public offering, offset by $58.0 million of credit line advances for the purchase of the Plaza at Puente Hills in October 1993.

     Rental Operating Costs were $9.2 million for 1993 and $6.4 million for 1992, and Depreciation and Amortization were $9.4 million for 1993 and $7.2 million for 1992. These increases were primarily the result of the property additions made by the Corporation during the past two years. The $354,000 decrease in the Provision for Bad Debts reflects greater problems affecting certain tenants during 1992 than in 1993.

     PUBLIC OFFERING OF SECURITIES - In April 1993, the Corporation completed a public offering of 3.5 million shares of Common Stock at a public offering price of $19.75 per share. Of the net proceeds to the Corporation of approximately $64.0 million, $22.0 million was immediately applied to the retirement of notes payable and to advances outstanding under the Corporation's $5.0 million unsecured line of credit.

     ACQUISITION OF PACIFIC WEST OUTLET CENTER - In April 1993, the Corporation purchased the 202,795 square foot Pacific West Outlet Center in Gilroy, California for $35.0 million in cash. Funds were provided by proceeds of the April 1993 issuance of Common Stock.

     HIGHLANDS PLAZA LOAN PAYOFF - In May 1993, the Corporation retired the $7.5 million, 9.75% mortgage loan on Highlands Plaza, with remaining proceeds from the April 1993 issuance of Common Stock.

     ACQUISITION OF PLASMA BUILDING - In July 1993, the Corporation purchased a 6,556 square foot building known as the Plasma Building located adjacent to the San Diego Factory Outlet Center for $590,000 in cash.

     ACQUISITION OF 20% OF BEVERLY GARLAND'S HOLIDAY INN HOTEL - In August 1993, the Corporation acquired an additional 20% interest in Beverly Garland's Holiday Inn Hotel for $1.95 million ($1.0 million by cancellation of receivables and $950,000 by assumption of the property's mortgage loan.) The Corporation's total interest in the hotel property is 70%.

     ACQUISITION OF 50% OF NAVAJO SHOPPING CENTER - In September 1993, the Corporation purchased the remaining 50% interest in the Navajo Shopping Center for $3.74 million. The purchase price consisted of 92,039 shares of the Corporation's Common Stock and the cancellation of a note receivable of $1.92 million.

     ACQUISITION OF 50% OF VILLAGE STATION SHOPPING CENTER - In September 1993, the Corporation purchased the remaining 50% interest in the Village Station Shopping Center for $3.47 million. The purchase price consisted of cash of $400,000, 54,342 shares of the Corporation's Common Stock and the assumption of $2.0 million of debt.

     ACQUISITION OF K-MART BUILDING - In October 1993, the Corporation purchased the 98,194 square foot building known as the K-Mart Building located adjacent to the San Diego Factory Outlet Center for $5.8 million. Funds were provided by a $500,000 draw on the Corporation's $30.0 million secured line of credit, the assumption of a $3.5 million loan with an interest rate of 8.67% and the remainder from available cash.

     ACQUISITION OF PLAZA AT PUENTE HILLS - In October 1993, the Corporation purchased the 516,538 square foot Plaza at Puente Hills power-center located in the City of Industry, California for $58.0 million. Funds were provided by drawing $35.0 million on the Corporation's $35.0 million non-revolving secured line of credit and by drawing $23.0 million on the Corporation's $30.0 million secured line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     During 1994, there was a net $3.1 million decrease in the Corporation's borrowing under its secured and unsecured credit facilities and a net $1.4 million decrease in other notes payable. As of December 31, 1994, the Corporation had $9.0 million capacity available under its credit facilities. As of December 31, 1994, there was $110.8 million in Notes Payable. Included in this figure was $21.0 million borrowed on the Corporations $30.0 million secured facility and approximately $89.8 million outstanding on various mortgage notes. In addition, the Corporation had $5.0 million outstanding on its $5.0 million unsecured facility. As of December 31, 1994, of the approximately $115.8 million of debt outstanding, $60.8 million was at variable rates tied to either LIBOR (London Inter-Bank Offer Rate) or IBOR (the bank's international reference rate) and $55.0 million was at fixed rates. The Corporation's average variable and fixed rates at December 31, 1994 were 7.74% and 8.95% respectively. The Corporation at December 31, 1994 had 12 properties, producing rents accounting for approximately 34% of 1994 rental revenue, which were free of debt, thereby providing a collateral base, if needed, for future borrowings.

     Subsequent to December 31, 1994, the Corporation received a commitment for a new secured and unsecured revolving line of credit. The secured facility will have a $40 million capacity and be secured by the same properties which secure the current line of credit and will bear interest at prime or IBOR plus 1.75%. The unsecured facility will have a $10 million capacity and borrowings will bear interest at prime or IBOR plus 2.00%. Both facilities mature in June 1997. Effective January 1, 1995 and until the new lines of credit are finalized, the above rates will accrue on the Corporation's secured and unsecured lines of credit which were in place at December 31, 1994.

     During 1994, $16.7 million of Convertible Debentures were converted into
1.04 million shares of the Corporation's Common Stock. Also during 1994, reinvested dividends and optional purchases under the Dividend Reinvestment Plan provided approximately $13.2 million of additional equity to the Corporation (864,998 shares of Common Stock). Effective January 1, 1995, the Corporation temporarily suspended the optional cash payment portion of the Dividend Reinvestment Plan.

     The Corporation has on file with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes.

     The Corporation expects to continue to seek additional commercial property acquisitions through the use of additional equity and/or debt securities offerings, mortgage borrowings, and the use of bank lines of credit. Such acquisitions could be pursuant to transactions in which the Corporation or a Partnership controlled by it, issues securities of the Corporation or of such Partnership to property owners in exchange for their properties. The Corporation anticipates that cash flow from operations, cash on hand, available borrowings under credit facilities and the use of project financing, as well as other debt and equity alternatives, will be adequate to fund debt service obligations, dividend payments in accordance with REIT qualification
requirements and provide the necessary capital to achieve growth.    The
Corporation satisfied its REIT qualification requirement of distributing at least 95% of ordinary taxable income with dividend distributions of $22.7 million in 1994 of which 33% has been determined to be a return of capital to shareholders for Federal tax purposes.

OTHER FACTORS AFFECTING FINANCIAL CONDITION AND OPERATIONS

     IMPACT OF INFLATION - Management believes that inflation has a positive effect on the Corporation's portfolio, but that this effect is not fully realized until properties are sold or exchanged. Although the current rate of inflation is less than that of prior years, the

Corporation has continued to collect increased rents based on cost-of-living adjustments, minimum fixed rent increases or percentage rent increases at many of its properties, although to a lesser degree than in the past. Management's policy of negotiating leases on a net basis, to the extent practicable, is designed to help protect against increased operating costs as a result of inflation.

     IMPACT OF THE ECONOMY AND OTHER CONSIDERATIONS - The current economic conditions in California appear to have affected businesses in the Corporation's marketplace. While some tenants have experienced a slowdown in sales, others have enjoyed increases. A continued slowdown or recession could adversely affect the business of tenants of the Corporation and, consequently, the amount of percentage rents received from retail tenants and, indeed, certain tenants' ability to continue to meet their lease commitments. Continued economic slowdown could adversely affect the Corporation's ability to maintain current occupancy rates at its properties and could result in reduced rental rates and reduced value of its properties. Since the majority of the Corporation's significant tenants have leases which remain in effect for a number of years, management does not expect reduced market rental rates to have a material impact on earnings in 1995. However, the Corporation could experience a decline in rental revenues as current leases expire.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ---------------------------------------------------


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Burnham Pacific Properties, Inc. as of December 31, 1994 and 1993, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Burnham Pacific Properties, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

[sig of Deloitte & Touche LLP]

February 17, 1995
San Diego, California

                        BURNHAM PACIFIC PROPERTIES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                      (in thousands, except share amounts)

ASSETS                                         1994        1993
- ------                                       --------   ---------
 Property                                    $387,959    $383,863
 Less Accumulated Depreciation                (49,506)    (40,751)
                                             --------    --------

 Property - Net                               338,453     343,112
 Cash and Cash Equivalents                      1,664         900
 Receivables - Net                              9,109       7,393
 Other Assets                                   8,796       8,857
                                             --------    --------
   Total                                     $358,022    $360,262
                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Liabilities:
 Accounts Payable and Other                  $  1,877    $  1,976
 Accrued Interest on Convertible
  Debentures                                      943       1,650
 Tenant Security Deposits                         932         940
 Notes Payable                                110,799     115,253
 Convertible Debentures                        25,700      42,354
 Line of Credit Advances                        5,000       5,000
                                             --------    --------
   Total Liabilities                          145,251     167,173
                                             --------    --------

Commitments and Contingencies

Stockholders' Equity:
 Preferred Stock, 5,000,000 Shares
   Authorized; No Shares Issued
   or Outstanding

Common Stock, No Par Value,
   40,000,000 Shares Authorized;
   16,905,276 and 14,987,097 Shares
   Outstanding at December 31, 1994 and
   1993, Respectively                         260,262     231,021

Dividends Paid in Excess of Net Income        (47,491)    (37,932)
                                             --------    --------

 Total Stockholders' Equity                   212,771     193,089
                                             --------    --------

Total                                        $358,022    $360,262
                                             ========    ========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
               (in thousands, except share and per share amounts)

REVENUES                               1994          1993          1992
- --------                            -----------   -----------   ----------
 Rents                              $    51,026   $    40,410   $   26,738
 Interest                                   361           769        1,287
                                    -----------   -----------   ----------

   Total Revenues                        51,387        41,179       28,025
                                    -----------   -----------   ----------

COSTS AND EXPENSES
- ------------------

 Interest                                11,582        10,483       11,208
 Rental Operating Costs                  12,181         9,192        6,352
 Provision for Bad Debts                    302           373          727
 General and Administrative               2,194         1,855        1,487
 Depreciation and Amortization           11,964         9,430        7,193
                                    -----------   -----------   ----------

   Total Costs and Expenses              38,223        31,333       26,967
                                    -----------   -----------   ----------
Net Income                          $    13,164   $     9,846   $    1,058
                                    ===========   ===========   ==========
Net Income Per Share                $      0.84   $      0.77   $     0.13
                                    ===========   ===========   ==========
Weighted Average Number
   of Shares                         15,731,552    12,767,606    8,292,030
                                    ===========   ===========   ==========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1994, 1993 and 1992
                      (in thousands, except share amounts)

                                                                Dividends
                                                                Paid in
                                          Common Stock          Excess of
                                       Shares        Amount     Net Income      Total
                                    -------------   ---------   -----------   ---------

Balance, January 1, 1992               6,295,472    $ 84,689      $(18,632)   $ 66,057
Issuance of Common Stock:
    Public Offering - net              1,725,000      26,223                    26,223
    Conversion of Debentures -
      net of related costs               665,170      10,186                    10,186
    Dividend Reinvestment                122,305       1,809                     1,809
    Merger with Bigi                      80,000       1,210                     1,210
Repurchase of Stock                      (50,000)       (784)                     (784)
Net Income                                                           1,058       1,058
Dividends Paid                                                     (11,880)    (11,880)
                                      ----------    --------      --------    --------
Balance, December 31, 1992             8,837,947    $123,333      $(29,454)   $ 93,879

Issuance of Common Stock:
   Public Offering - net               3,450,000      64,231                    64,231
   Conversion of Debentures-
     net of related costs              2,206,069      34,671                    34,671
   Optional Cash Payments                178,113       3,141                     3,141
   Acquisitions of Property              146,381       2,891                     2,891
   Dividend Reinvestment                 133,828       2,319                     2,319
   Exercised Options                      34,759         435                       435
Net Income                                                           9,846       9,846
Dividends Paid                                                     (18,324)    (18,324)
                                      ----------    --------      --------    --------
Balance, December 31, 1993            14,987,097    $231,021      $(37,932)   $193,089

Issuance of Common Stock:
  Conversion of Debentures -
    net of related costs               1,040,873      15,987                    15,987
  Optional Cash Payments                 703,635      10,731                    10,731
  Dividend Reinvestment                  161,363       2,488                     2,488
  Acquisitions of Property                10,058
  Exercised Options                        2,250          35                        35
Net Income                                                          13,164      13,164
Dividends Paid                                                     (22,723)    (22,723)
                                      ----------    --------      --------    --------

Balance, December 31, 1994            16,905,276    $260,262      $(47,491)   $212,771
                                      ==========    ========     =========    ========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                                            1994         1993        1992
                                                          ---------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $ 13,164    $   9,846    $  1,058
Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating
   Activities:
   Depreciation and Amortization                            11,964        9,430       7,193
   Provision for Bad Debts                                     302          373         727
Changes in Other Assets and Liabilities:
   Receivables and Other Assets                             (4,791)      (2,644)     (2,712)
   Accounts Payable and Other Liabilities                     (806)      (2,277)      2,879
   Tenant Security Deposits                                     (8)         184          44
                                                          --------    ---------    --------
Net Cash Provided by Operating Activities                   19,825       14,912       9,189
                                                          --------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Acquisitions of Property                       (5,939)     (99,838)    (69,186)
Advances for Notes Receivable                                            (1,626)       (214)
Principal Payments on Notes Receivable                         801          149         217
Other                                                                                  (220)
                                                          --------    ---------    --------
Net Cash Used for Investing Activities                      (5,138)    (101,315)    (69,403)
                                                          --------    ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings Under Line of
  Credit Agreements                                         26,660       16,200       1,433
 Repayments Under Line of
  Credit Agreements                                        (29,760)     (11,200)    (31,892)
 Proceeds From Issuance of Notes Payable                                 61,953      49,800
 Principal Payments of Notes Payable                        (1,354)     (31,881)    (44,439)

 Issuance of Stock, Net                                     10,766       67,807      26,223
 Repurchase of Stock                                                                   (784)
 Issuance of Convertible Debentures - Net                                            71,652
 Redemption of Convertible Debentures - Net
   of Related Costs                                                      (1,631)
 Dividends Paid                                            (22,723)     (18,324)    (11,880)
 Dividend Reinvestment                                       2,488        2,319       1,809
                                                          --------    ---------    --------
Net Cash (Used) Provided by Financing Activities           (13,923)      85,243      61,922
                                                          --------    ---------    --------
Net Increase (Decrease) in Cash and Cash Equivalents           764       (1,160)      1,708
Cash and Cash Equivalents at Beginning of Year                 900        2,060         352
                                                          --------    ---------    --------
Cash and Cash Equivalents at End of Year                  $  1,664    $     900    $  2,060
                                                          ========    =========    ========

                        BURNHAM PACIFIC PROPERTIES, INC.
                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1994, 1993 and 1992
                                 (in thousands)
                                  (continued)

                                            1994     1993     1992
                                            ----     ----     ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash Paid During the Year for Interest
     (net of amounts capitalized)          $12,450  $11,714  $ 9,508
                                           =======  =======  =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
Reduction of Receivables in Connection
  With Property Acquisitions                        $ 2,922
Notes Payable Assumed                                 6,459
Common Stock Issued in Connection
  With Property Acquisitions                          2,891
Other                                                   400
                                                    -------

Fair Value of Properties Acquired                   $12,672
                                                    =======

Conversion of Debentures into
 Common Stock                              $16,654  $36,545  $10,634
                                           =======  =======  =======

Common Stock Issued in Merger With Bigi                      $ 1,210
                                                             =======


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Burnham Pacific Properties, Inc. (the "Corporation") is an equity real estate investment trust ("REIT") which owns a portfolio of retail and commercial properties primarily in Southern California. The Corporation's properties consist of 15 retail centers, 5 single tenant office/industrial buildings, 2 multi-tenant office buildings and 2 other properties. Nineteen of these properties are located in San Diego County, two in Orange County, two in Los Angeles County and one in Santa Clara County. On January 27, 1992, the stockholders of the Corporation approved a merger of Burnham Investment Group, Inc. ("Bigi"), the Corporation's former Advisor, into the Corporation to effect the conversion of the Corporation to a self-administered REIT. The merger terminated an advisory contract between the Corporation and Bigi effective January 1, 1992, at which time the Corporation employed the former Bigi employees. The Corporation issued 80,000 shares of Common Stock to the stockholders of Bigi to complete the merger and conversion to self-administration.

Property

     Property is stated at cost. Additions, renovations and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives ranging from 14 to 30 years for buildings, 2 to 17 years for improvements, and 3 to 10 years for furniture, fixtures and equipment.

Amortization

     Deferred loan fees, direct lease costs and certain other costs are amortized using the straight-line method over the related estimated life.

Income Taxes

     Income taxes have not been provided as the Corporation believes that it has met all requirements in 1994, 1993, and 1992 to qualify as a REIT under Internal Revenue Code Sections 856-860 including the distribution of at least 95% of ordinary taxable income to stockholders. Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, depreciation, rental revenue, and deferred gains on sales of properties. The reported amounts of the Corporation's net assets at December 31, 1994 exceeded their tax basis for Federal purposes by approximately $5,827,000.

Net Income Per Share

     Net income per share is calculated using the weighted average number of shares outstanding during each year.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of less than 90 days.

Financial Instruments

     The carrying values reflected in the balance sheet at December 31, 1994 and 1993 reasonably approximate the fair values for cash and cash equivalents, receivables, accounts payable, and line of credit advances. In making such assessment, the Corporation has utilized discounted cash flow analyses, estimates, and quoted market prices as appropriate. The Corporation estimates that the fair value of the Convertible Debentures at December 31, 1994 is lower than their carrying value by approximately $3.4 million and the fair value of notes payable is higher than their carrying value by approximately $2.2 million. At December 31, 1993, the Corporation estimated that the fair value of the Convertible Debentures and notes payable were higher than their respective carrying values by approximately $3 million and $2.8 million, respectively.

Reclassifications

     Certain of the 1993 and 1992 amounts have been reclassified to conform to 1994 presentation.

2.   PUBLIC OFFERINGS

     On April 7, 1993, the Corporation issued 3,450,000 shares of Common Stock at a public offering price of $19.75 per share. The net proceeds of this offering were approximately $64,000,000. On March 6, 1992, the Corporation issued 1,725,000 shares of Common Stock at a public offering price of $16.00 per share and sold $75,000,000 of 8-1/2% Convertible Debentures due 2002. (See Note
6). The net proceeds of this offering were approximately $98,000,000. The proceeds from these offerings were used to retire debt and for general corporate purposes, primarily to purchase commercial real estate.

     During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either Common Stock or debentures for repaying outstanding debt, potential future acquisitions of commercial properties and general corporate purposes. As of December 31, 1994, no issuances have occurred.

3.   RELATED PARTY TRANSACTIONS

     During 1993, the Corporation loaned to its then president $898,700, due March 31, 1995. The note bears interest at the same variable rate the Corporation pays on its unsecured line of credit plus .25%. The note is secured by approximately 71,000 shares of the Corporation's Common Stock owned by such former officer. In connection with the resignation of such officer in the fourth quarter of 1994, the note was modified to be interest-free from January 1, 1994 through March 31, 1995. Additionally, effective April 1, 1995 the note will be reduced by the amount of accrued incentive compensation plus interest thereon (approximately $145,000), and be extended on an interest bearing basis, until March 31, 1996.

4.   PROPERTY

     Property is stated at cost and is summarized as follows (in thousands):

                                     December 31,
                                   1994        1993
                                 ---------   ---------
Retail Centers                   $247,486    $245,281
Office/Industrial Buildings       123,987     123,539
Hotel                              14,762      13,319
Other                               1,724       1,724
                                 --------    --------
 Total Property                   387,959     383,863
Accumulated Depreciation          (49,506)    (40,751)
                                 --------    --------
 Property - Net                  $338,453    $343,112
                                 ========    ========

     The properties are leased to tenants under leases expiring at various dates through 2014. Certain of these leases contain provisions for rent increases based on cost-of-living indices and certain leases contain renewal options of up to 55 years. Future minimum rental income to be received by the Corporation under the terms of these operating leases is as follows as of December 31, 1994 (in thousands):

Year Ending December 31,
- -----------------------
     1995                   $ 38,499
     1996                     35,072
     1997                     30,195
     1998                     26,247
     1999                     22,424
     Later Years              93,104
                            --------
     Total                  $245,541
                            ========

     Certain properties, with a net book value of $226,147,000 at December 31, 1994, are pledged as collateral for notes payable described in Note 5. In addition, the notes are secured by assignments of rents on such properties. Certain properties are located on land which is subject to noncancelable ground leases expiring at various dates through 2035 with minimum annual lease payments of approximately $411,000.

5.   NOTES PAYABLE

     Mortgage notes and secured line of credit advances are summarized as follows (in thousands):

                                                                           December 31,
                                                                         1994       1993
                                                                       --------   --------
Mortgage notes at fixed rates of 7.35% to 10.25%
payable in monthly installments to 2006:
   Insurance Companies                                                 $ 33,896   $ 34,531
   Banks and Savings and Loan Associations                               36,697      2,020
   Pension Funds                                                         16,070     16,335
   Other                                                                  3,136      3,267
                                                                        --------   --------
Total Mortgage Notes                                                     89,799     56,153
Secured Lines of Credit Advances                                         21,000     59,100
                                                                       --------   --------
Total Notes Payable                                                    $110,799   $115,253
                                                                       ========   ========


     Principal maturities on the notes payable are summarized as follows (in thousands):

     Year Ending December 31,:
     -------------------------
           1995                                                        $ 22,836
           1996                                                           8,741
           1997                                                           1,945
           1998                                                           2,110
           1999                                                          11,562
           Later Years                                                   63,605
                                                                       --------
           Total                                                       $110,799
                                                                       ========

Secured Line of Credit Agreements

     The Corporation has a $30,000,000 revolving bank line of credit secured by certain properties on which outstanding borrowings during 1994 accrued interest at prime plus 0.5% or IBOR (the bank's international reference rate) plus 2.5%. At December 31, 1994 and 1993, the Corporation had $21,000,000 and $24,100,000,
respectively, outstanding under this line at an average rate of approximately 8.24% and 5.94%, respectively. This line expires in May 1995. (See Note 15).

     The Corporation also had a $35,000,000 non-revolving bank line of credit secured by one of its properties. During 1994, the line was replaced by a seven-year term mortgage note. At December 31, 1994, the term loan bears interest at 180 day LIBOR (London Inter-Bank Offer Rate) plus 2.10% (7.35% at December 31, 1994) and had approximately $34,793,000 outstanding.

     All of the Corporation's lines of credit are subject to various borrowing base and debt service coverage limitations including that the ratio of dividends paid to "funds from operations" (net income plus depreciation and amortization) must not exceed 110%.

6.   CONVERTIBLE DEBENTURES

     On July 15, 1987, the Corporation issued $23,000,000 of 8-1/2% Convertible Debentures due July 15, 2012 at $25.00 per Debenture. The Debentures were convertible at any time prior to maturity into shares of the Corporation's Common Stock at a conversion price of $17.50 per share, subject to adjustment under certain conditions. The Corporation called for redemption the remaining Debentures effective June 11, 1993. During the period January 1, 1993 to the June 11, 1993 redemption date, 830,732 shares of Common Stock were issued as a result of the conversion of $14,538,850 of these Debentures. The remaining $1,631,150 of these Debentures were redeemed on June 11, 1993.

     On March 6, 1992, the Corporation issued $75,000,000 of 8-1/2% Convertible Debentures due 2002 at $1,000 per Debenture. The Debentures are convertible at any time prior to maturity into shares of Common Stock at a conversion price of $16 per share, subject to adjustment under certain conditions. On December 31, 1994, the last sale price of the Common Stock, as reported on the New York Stock Exchange, was $12.75 per share. Through December 31, 1994, 3,081,238 shares were issued as a result of the conversion of $49,300,000 of these Debentures.

7.   LINE OF CREDIT ADVANCES

     The Corporation has a $5,000,000 unsecured line of credit with a bank under which outstanding borrowings during 1994 accrued interest at the bank's prime rate plus 0.25% or IBOR plus 2.25%. At December 31, 1994 and 1993, $5,000,000 was outstanding at a rate of 8.44% and 5.50%, respectively. This line is subject to various borrowing base and debt service coverage limitations and expires in May 1995. (See Note 15).

8.   RETIREMENT SAVINGS PLAN

     In 1992, the Corporation implemented a contributory Retirement Savings Plan. The maximum contribution is 15% of annual salaries of which up to 3% is contributed by the Corporation at a rate of up to 75% of employee contributions. The Corporation's contributions to this Plan for 1994, 1993 and 1992 were approximately $25,000, $27,000 and $6,000, respectively.

9.   DIVIDEND DISTRIBUTIONS

     Based on information provided by the Corporation's regular tax advisor, the status of the dividends distributed for 1994, 1993 and 1992 for Federal income tax purposes is as follows:

                            1994       1993        1992
                         --------   ---------   ---------
Taxable Portion             67.0%      63.2%        38.0%
Return of Capital           33.0%      36.8%        62.0%
                         --------   --------     --------
 TOTAL                     100.0%     100.0%       100.0%
                         ========   ========     ========

10.  PRICE RANGE OF COMMON STOCK

                         Market Quotations
                        -------------------
                                                  Dividends
 Quarter Ended            High         Low          Paid
- --------------------    --------     ------       ---------
March 31, 1992           $18.00      $14.63        $ .34
June 30, 1992             16.38       15.63          .34
September 30, 1992        16.00       14.25          .34
December 31, 1992         16.00       14.88          .34

March 31, 1993            20.50       15.75          .34
June 30, 1993             20.63       18.38          .35
September 30, 1993        19.75       18.50          .35
December 31, 1993         20.88       16.13          .35

March 31, 1994            19.13       17.00          .35
June 30, 1994             18.50       16.88          .35
September 30, 1994        17.63       15.75          .355
December 31, 1994         16.13       12.63          .36

     Market quotations are from the New York Stock Exchange Composite Tape. As of December 31, 1994, there were approximately 4,200 holders of record of the Corporation's shares.

11.  STOCK OPTIONS

     The Corporation has a stock option plan which expires in November 1997 and is administered by the Compensation Committee of the Board of Directors. The plan provides options for a maximum of 1,000,000 shares of Common Stock at an exercise price of at least 100% of the market value of such stock on the date the options are granted. Options granted expire 10 years from the date of grant. At December 31, 1994, options for 399,537 shares are exercisable and options for 460,152 shares are available for granting.

     Activity under the stock option plan is summarized below:

                                              Number of Shares                 Exercise
                                    ------------------------------------        Price
                                    Incentive   Non-Qualified      Total      Per Share
                                    ---------   -------------    --------   --------------
Outstanding, January 1, 1992         142,666       193,631        336,297    $15.20-$18.63
Granted, March 9, 1992                55,000        25,000         80,000    $16.00
Granted, May 5, 1992                                 5,000          5,000    $16.20
Reclassified                         (48,550)       48,550
                                    ---------    ---------       --------
Outstanding, December 31, 1992       149,116       272,181        421,297    $15.20-$18.63
Granted, May 25, 1993                                6,000          6,000    $18.81
Granted, June 10, 1993                57,500                       57,500    $18.88
Granted, July 26, 1993                              24,000         24,000    $18.88
Exercised                            (54,158)      (26,800)       (80,958)   $16.19-$18.88
Reclassified                           4,036        (4,036)
                                    ---------    ---------       --------
Outstanding, December 31, 1993       156,494       271,345        427,839    $15.20-$18.88
Granted, May 3, 1994                                30,000         30,000    $17.59
Exercised                                           (2,250)        (2,250)   $15.20-$16.00
Cancelled                            (56,052)                     (56,052)   $16.00-$18.88
                                    ---------    ---------       --------
Outstanding, December 31, 1994       100,442       299,095        399,537    $15.20-$18.88
                                    =========      =======       ========


12.  DIVIDEND REINVESTMENT PLAN

     The Corporation has a Dividend Reinvestment Plan which provides stockholders an opportunity to invest their dividends in newly issued shares at a 5% discount from "fair market value" (as defined in the Plan) without brokerage commissions or service charges. For 1994, 1993 and 1992, 161,363 shares, 133,828 shares, and 122,305 shares, respectively, were issued through the Plan.

     Effective January 1, 1993, the Plan was modified to allow participants under the Plan to make optional cash payments to purchase stock at a 5% discount with a $100 minimum and a $5,000 maximum investment per quarter. During 1994 and 1993, approximately $10,731,000 and $3,141,000, respectively, of such optional payments were received and 703,635, and 178,113 shares, respectively, were issued. (See Note 15).

13.  REPURCHASE OF STOCK

     The Board of Directors has approved the repurchase of shares of the Corporation's Common Stock. In 1992, the Corporation purchased 50,000 shares of stock at an average price of $15.67. No such repurchases occurred during 1993 or 1994.

14.  QUARTERLY FINANCIAL DATA (Unaudited)

     Summarized quarterly financial data for 1994 and 1993 is as follows (in thousands, except per share amounts):

                Total                  Net Income
               Revenues   Net Income   Per Share
               --------   ----------   ----------
   1993:
- ------------
   First        $ 8,492      $ 1,172       $0.128
   Second         9,728        2,428        0.187
   Third         10,553        3,160        0.226
   Fourth        12,406        3,086        0.208
                -------      -------       ------
                $41,179      $ 9,846       $  .77
                =======      =======       ======

   1994:
- ------------
   First        $12,800      $ 3,336       $0.221
   Second        12,854        3,592        0.230
   Third         12,947        3,724        0.234
   Fourth        12,786        2,512        0.151
                -------      -------       ------

   Total        $51,387      $13,164       $  .84
                =======      =======       ======

15.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1994, the Corporation received a commitment for new secured and unsecured revolving lines of credit. The secured facility will have a $40.0 million capacity and be secured by certain properties on which outstanding borrowings will bear interest at prime or IBOR plus 1.75%. The unsecured facility will have a $10.0 million capacity and borrowings will bear interest at prime or IBOR plus 2.00%. Both facilities will mature in June 1997. Effective January 1, 1995 and until the new lines of credit are finalized, the above rates will accrue on the Corporation's secured and unsecured lines of credit which were in place at December 31, 1994.

     Effective January 1, 1995, the Corporation temporarily suspended the optional cash payment portion of the Dividend Reinvestment Plan.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------

     The Corporation has had no disagreements with its independent auditors on accounting or financial disclosure.

                                 PART III

ITEMS 10 THROUGH 13.
- ----------------------

     Incorporated by reference to the Corporation's Proxy Statement for its 1995 Annual Meeting to be filed subsequently hereto.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

     (a) The following financial statements and Independent Auditors' Report are included under Item 8.

     Independent Auditors Report.

     Balance sheets as of December 31, 1994 and 1993.

     Statements of Income for each of the three years in the period ended December 31, 1994.

     Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1994.

     Statements of Cash Flows for each of the three years in the period ended December 31, 1994.

     Notes to Financial Statements, December 31, 1994, 1993, and 1992.

The following Supplemental Financial Schedules are included herein:

     III -  Real Estate and Accumulated Depreciation.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and notes.

     (b) Reports on Form 8-K
     -----------------------

     No reports on Form 8-K were filed during the quarter ended December 31, 1994.

     (c) Exhibits
     ------------

     3.1 Articles of Incorporation of the Corporation, incorporated by reference to Registration Statement No. 33-14571. Reference is also made to pages A-4 through A-6 of Registration Statement No. 33-20489 for amendments adopted at the Corporation's Annual Meeting of Shareholders on June 3, 1988.

     3.2.1 Bylaws of the Corporation incorporated by reference to Amendment No. 2 to Registration Statement No. 33-14571, and for amendment thereto to pages 3, 5 and 10-11 of the Corporation's Proxy Statement dated October 21, 1987. Reference is also made to pages A-6 through A-8 of the Registration Statement No. 33-20489 for amendments adopted at the Corporation's Annual Meeting of Shareholders on June 3, 1988.

     3.2.2 Restated and Amended Bylaws effective May 3, 1994, subject to Shareholder approval at the 1994 Annual Meeting.

     4.1 Share certificate for Common Stock of the Corporation, incorporated by reference to Exhibit 4.0 to Registration Statement No. 33-20489.

     4.2 Indenture for 8-1/2% Convertible Debentures Due 2002 dated as of January 1, 1992, between the Corporation and Trustee (including text of Debenture), incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-45160.

     10.1 Stock Option Plan of the Corporation, as amended July 26, 1993, incorporated by reference to Exhibit 10.1 filed with the Corporations 1993 report on Form 10-K.

     10.2.1 Bank of America NT&SA Loan Agreement dated October 19, 1992 for $25,000,000 secured revolving line of credit and $5,000,000 unsecured revolving line of credit, incorporated by reference to
             Exhibit 10.3 to Registration Statement No. 33-58024.

     10.2.2 Bank of America NT&SA Modification Loan Agreement dated October 6, 1993 for $25,000,000 secured revolving line of credit, incorporated by reference to Exhibit 10.2.2 filed with the Corporation's 1993 report on Form 10-K.

     10.2.3 Bank of America NT&SA Modification Loan Agreement dated October 6, 1993 for $5,000,000 unsecured revolving line of credit, incorporated by reference to Exhibit 10.2.3 filed with the Corporation's 1993 report on Form 10-K.

     10.3 Bank of America NT&SA Loan Agreement dated October 6, 1993 for $35,000,000 non-revolving secured line of credit, incorporated by reference to Exhibit 10.3 filed with the Corporation's 1993 report on Form 10-K.

     10.4 Bank of America NT&SA Loan Agreement dated July 26, 1994 for $35,000,000, incorporated by reference to Exhibit 10.1 filed with the Corporation's September 30, 1994 report on Form 10-Q.

     23.1*   Consent of Independent Auditors.

- -----------------------
*Exhibit enclosed with this filing.

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K  SCHEDULE III
DECEMBER 31, 1994

                                                                                            COSTS CAPITALIZED
                                                  INITIAL COST TO COMPANY:              SUBSEQUENT TO ACQUISITION:
                                                                                             BUILDINGS &        CARRYING
      PROPERTY                  ENCUMBRANCES         LAND     BUILDS & IMP         LAND      IMPROVEMENTS          COSTS
- -------------------------------------------------------------------------------------------------------------------------
BEVERLY GARLAND HOTEL              3,136,446      1,037,583      1,769,150        648,006     10,375,171               0
  North Hollywood, California
INDEPENDENCE SQUARE                        0              0      4,213,782              0      3,070,758               0
  San Diego, California
NAVAJO SHOPPING CENTER                     0        571,588      1,065,824        961,731      2,768,184               0
  San Diego, California
VILLAGE STATION                    4,000,000        307,143        847,841        528,426      4,501,739               0
  San Diego, California
MESA SHOPPING CENTER               8,282,530      2,962,405      5,924,810              0      2,076,833               0
  San Diego, California
SANTEE VILLAGE                             0      3,019,122      4,528,684              0        596,798               0
  Santee, California
A-STORAGE PLACE                            0        522,174      1,064,377              0        133,749               0
  Chula Vista, California
MIRAMAR BUSINESS PLAZA                     0              0      3,759,067              0      7,866,607               0
  San Diego, California
RUFFIN VILLAGE                             0              0      3,779,139              0        221,407               0
  San Diego, California
WIEGAND PLAZA II                   7,786,969      4,986,224      9,279,037        414,463      1,615,499               0
  Encinitas, California
IMED BUILDINGS                             0      2,085,891      2,081,981              0      2,580,279           2,256
  San Diego, California
MCDONNELL DOUGLAS BUILDING                 0      3,388,440     17,785,111              0         71,971          18,959
  San Diego, California
PLAZA RANCHO CARMEL                        0      1,837,304      4,288,043              0        394,451               0
  San Diego, California
POWAY PLAZA                                0      2,747,538      6,413,725              0        246,824               0
  Poway, California
HIGHLANDS PLAZA OFFICE                     0      3,911,301     11,733,866          8,567        312,125               0
 BUILDING
  San Diego, California
LA MANCHA SHOPPING CENTER          1,903,502      2,202,830      5,981,355         99,473        412,550               0
  Fullerton, California
FIREMEN'S FUND BUILDING                    0      6,018,798     14,057,412         17,508        850,738               0
  San Diego, California
MARCOA BUILDING                            0      1,432,434      3,342,347            247            576               0
  San Diego, California
POINT LOMA PLAZA                  16,740,480     11,942,554     23,885,108         23,408      1,281,338               0
  San Diego, California
SAN DIEGO FACTORY OUTLET           3,332,619      6,466,909     12,934,577      2,156,883      5,741,036               0
 CENTER
  San Ysidro, California
BERGEN BRUNSWIG BUILDING           9,823,003      7,878,067     15,756,135         10,549         77,731               0
  Orange, California
ANACOMP BUILDING                           0      7,467,253     14,934,506          6,747         13,503               0
  Poway, California
JOHN BURNHAM & CO. BUILDING                0        200,000      1,800,000         37,840        106,929               0
  San Diego, California
PACIFIC WEST OUTLET CENTER                 0     11,660,208     23,342,431              0          7,730               0
  Gilroy, California
THE PLAZA AT PUENTE HILLS         34,793,148     19,333,333     38,666,667         48,571        344,564               0
City of Industry, California
                                 -----------------------------------------------------------------------------------------
                         TOTAL : $89,798,698   $101,979,099   $233,234,975     $4,962,419    $45,669,088         $21,215
                                 =========================================================================================

                                            AMOUNTS AT WHICH CARRIED
                                               AT CLOSE OF PERIOD:
                                                                                ACCUMULATED      DATE
     PROPERTY                           LAND      BUILDS & IMP        TOTAL     DEPRECIATION   ACQUIRED   LIFE
- ---------------------------------------------------------------------------------------------------------------
BEVERLY GARLAND HOTEL                 1,685,589     12,144,321     13,829,910      3,489,158   JUN 1973   10-33
  North Hollywood, California
INDEPENDENCE SQUARE                           0      7,284,540      7,284,540      2,261,868   SEP 1983    3-25
  San Diego, California
NAVAJO SHOPPING CENTER                1,533,319      3,845,576      5,367,327        897,992   SEP 1983    3-15
  San Diego, California
VILLAGE STATION                         835,569      5,360,551      6,185,149      1,538,601   APR 1984      15
  San Diego, California
MESA SHOPPING CENTER                  2,962,405      8,001,643     10,964,048      3,066,570   JUN 1984      25
  San Diego, California
SANTEE VILLAGE                        3,019,122      5,125,482      8,144,604      1,734,806   JAN 1985      30
  Santee, California
A-STORAGE PLACE                         522,174      1,198,126      1,720,300        480,282   JAN 1985      25
  Chula Vista, California
MIRAMAR BUSINESS PLAZA                        0     11,625,674     11,625,674      3,292,390   DEC 1985      25
  San Diego, California
RUFFIN VILLAGE                                0      4,013,746      4,000,546      1,485,794   DEC 1985      25
  San Diego, California
WIEGAND PLAZA II                      5,400,687     10,894,536     16,295,222      2,923,333   SEP 1986      30
  Encinitas, California
IMED BUILDINGS                        2,085,891      4,662,260      6,748,151      1,120,466   MAY 1987      30
  San Diego, California
MCDONNELL DOUGLAS BUILDING            3,388,440     17,857,082     21,245,522      4,429,169   JUL 1987      30
  San Diego, California
PLAZA RANCHO CARMEL                   1,837,304      4,682,494      6,519,798      1,104,320   JUL 1988      30
  San Diego, California
POWAY PLAZA                           2,747,538      6,660,549      9,408,087      1,417,822   OCT 1988      30
  Poway, California
HIGHLANDS PLAZA OFFICE                3,919,868     12,045,991     15,965,859      1,842,838   DEC 1988      30
 BUILDING
  San Diego, California
LA MANCHA SHOPPING CENTER             2,302,303      6,393,905      8,696,208      3,769,174   DEC 1988      30
  Fullerton, California
FIREMEN'S FUND BUILDING               6,036,306     14,908,150     20,944,455      2,331,145   JAN 1989      30
  San Diego, California
MARCOA BUILDING                       1,432,681      3,342,923      4,775,604        582,813   SEP 1989      30
  San Diego, California
POINT LOMA PLAZA                     11,965,962     25,166,446     37,132,408      4,339,845   DEC 1989      30
  San Diego, California
SAN DIEGO FACTORY OUTLET              8,623,791     18,675,613     27,299,404      1,333,152   JUN 1992      30
 CENTER
  San Ysidro, California
BERGEN BRUNSWIG BUILDING              7,888,616     15,833,866     23,722,482      1,151,702   OCT 1992      30
  Orange, California
ANACOMP BUILDING                      7,474,000     14,948,009     22,422,009        996,096   DEC 1992      30
  Poway, California
JOHN BURNHAM & CO. BUILDING             237,840      1,906,929      2,144,769        127,128   DEC 1992      30
  San Diego, California
PACIFIC WEST OUTLET CENTER           11,660,208     23,350,161     35,010,369      1,296,900   APR 1993      30
  Gilroy, California
THE PLAZA AT PUENTE HILLS            19,381,904     39,011,231     58,393,135      1,549,007   OCT 1993      30
City of Industry, California
                                   ------------   ------------   ------------    -----------
                           TOTAL : $106,941,518   $278,939,802   $385,881,321    $48,562,370
                                   ============   ============   ============    ===========

See Notes to Schedule III on next page

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III NOTES
December 31, 1994


Note 1: Fireman's Fund Building, Poway Plaza, Santee Village and Pacific West Outlet Center are jointly encumbered under a secured revolving line of credit agreement, under which $21,000,000 was outstanding at December 31, 1994, which was not included in the table above.

Note 2: The amounts above do not include $2,077,040 of furniture, fixtures and equipment and $944,022 of related accumulated depreciation which are also classified with property in the financial statements.

Note 3: The aggregate cost for federal income tax purposes for buildings and improvements December 31, 1994 was approximately $267,174,000.

Note 4:  Reconciliation of Additions to  real estate.

                                                                Land
                                                            Buildings &     Accumulated
                                                            Improvements    Depreciation

Balance at December 31, 1992                                $270,436,872    $31,782,935

Additions during period due to cash expenditures              99,630,743      8,238,761
Additions during period due to assumption of debt              6,459,000
Additions during period due to cancellation of
  receivables                                                  2,922,000
Additions during period in exchange for 146,382 shares
 of Burnham Pacific Properties, Inc. stock valued at
  $19.75/share                                                 2,891,045
                                                            ------------   ------------

Balance at December 31, 1993                                $382,339,660    $40,021,696

Additions during period due to cash expenditures               3,541,661      8,540,674
                                                            ------------    -----------

Balance at December 31, 1994                                $385,881,321    $48,562,370
                                                            ============    ===========

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Burnham Pacific Properties, Inc.

                              By:   //Malin Burnham//
                                 ------------------------
                                 Malin Burnham, President

                              Dated:     3-20-95
                                    ---------------------

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                             Title                       Date
- ---------------                  ---------------------              -------

 //Malin Burnham//               Chairman of the Board              3-20-95
- ------------------------------                                      -------
Malin Burnham

 //Malin Burnham//               President, Director                3-20-95
- ------------------------------                                      -------
Malin Burnham

 //Henry Rasmussen, Jr.//        Director                           3-20-95
- ------------------------------                                      -------
Henry Rasmussen, Jr.

 //Richard R. Tartre//           Director                           3-20-95
- ------------------------------                                      -------
Richard R. Tartre

 //Philip L. Gildred, Jr.//      Director                           3-20-95
- ------------------------------                                      -------
Philip L. Gildred, Jr.

 //Thomas A. Page//              Director                           3-20-95
- ------------------------------                                      -------
Thomas A. Page

  //Robert J. Lauer//            Director                           3-20-95
- ------------------------------                                      -------
Robert J. Lauer

 //Jeffrey R. Fisher//           Vice President,                    3-20-95
- ------------------------------   and Principal Accounting Officer   -------
Jeffrey R. Fisher