Form 10-Q
period 1995-03-31
BURNHAM PACIFIC PROPERTIES INC
filed 1995-05-15
CIK 805730

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1995

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to ________________

Commission file number  1-9524


                       BURNHAM PACIFIC PROPERTIES, INC.
                ----------------------------------------------
            (Exact name of Registrant as specified in its Charter)


    California                                                 33-0204162
- ---------------------------------------------             ----------------------
(State of other jurisdiction of incorporation)      (IRS Employer Identification
                                                     No.)


610 West Ash Street, San Diego, California                     92101
- ------------------------------------------                ----------------------
(Address of principal executive offices)                  (Zip Code)


                                (619) 232-2001
                           -------------------------
              Registrant's telephone number, including area code

                                      NA
                      -----------------------------------
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

Number of shares of the Registrant's common stock outstanding at May 10, 1995:
16,963,916

                         PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

                       BURNHAM PACIFIC PROPERTIES, INC.
                                BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 31, 1994
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

ASSETS                                       March 31, 1995   December 31, 1994
                                             --------------   -----------------
Property                                           $389,532            $387,959
Less Accumulated Depreciation                      (52,274)            (49,506)
                                                   --------            --------
Property-Net                                        337,258             338,453
Cash and Cash Equivalents                                87               1,664
Receivables-Net                                       8,879               9,109
Other Assets                                          9,088               8,796
                                                   --------            --------
Total                                              $355,312            $358,022
                                                   ========            ========

LIABILITIES AND STOCKHOLDERS'
 EQUITY


Liabilities:
Accounts Payable and Other Liabilities             $  2,016            $  1,877
Accrued Interest on Convertible Debentures              397                 943
Tenant Security Deposits                                916                 932
Notes Payable                                        89,370              89,799
Convertible Debentures                               25,700              25,700
Line of Credit Advances                              26,393              26,000
                                                   --------            --------

Total Liabilities                                   144,792             145,251
                                                   --------            --------

Stockholders' Equity:
Preferred Stock, 5,000,000 Shares
Authorized; No Shares Issued or
Outstanding

Common Stock, No Par Value,
40,000,000 Shares Authorized;
16,963,946 and 16,905,276 Shares
Outstanding at March 31, 1995, and
December 31, 1994, Respectively                     260,955             260,262

Dividends Paid in Excess of Net Income             (50,435)            (47,491)
                                                   --------            --------

Total Stockholders' Equity                          210,520             212,771
                                                   --------            --------

Total                                              $355,312            $358,022
                                                   ========            ========

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                             STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

REVENUES                                              THREE MONTHS ENDED
                                                March 31, 1995  March 31, 1994
                                                --------------  --------------

Rents                                            $    12,452     $    12,714
Interest                                                 100              86
                                                 -----------     -----------

Total Revenues                                        12,552          12,800
                                                 -----------     -----------

COSTS AND EXPENSES

Interest                                               2,938           2,987
Rental Operating                                       2,945           3,033
General and Administrative                               497             570
Depreciation and Amortization                          3,011           2,874
                                                 -----------     -----------

Total Costs and Expenses                               9,391           9,464
                                                 -----------     -----------

Net Income                                       $     3,161     $     3,336
                                                 ===========     ===========

Net Income Per Share                             $      0.19     $      0.22
                                                 ===========     ===========

Dividends Paid Per Share                         $      0.36     $      0.35
                                                 ===========     ===========

Weighted Average Number of Shares                 16,906,298      15,111,608
                                                 ===========     ===========

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                          March 31,   March 31,
                                                            1995        1994
                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                  $ 3,161     $ 3,336
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
  Depreciation and Amortization                               3,011       2,874
  Changes in Other Assets and Liabilities:
    Receivables and Other Assets                               (516)     (1,226)
    Accounts Payable and Other                                 (407)        (60)
    Tenant Security Deposits                                     16           8
                                                            -------     -------

Net Cash Provided By Operating Activities                     5,265       4,932
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for Acquisitions of Property                        (1,573)       (907)
Principal Payments on Notes Receivable                          179         717
                                                            -------     -------
Net Cash Used For Investing Activities                       (1,394)       (190)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Line of Credit Agreements                    7,875       5,020
Repayments Under Line of Credit Agreements                   (7,482)     (5,820)
Principal Payments of Notes Payable                            (429)       (267)
Issuance of Stock-Net                                                     1,312
Dividends Paid                                               (6,086)     (5,355)
Dividend Reinvestment                                           674         636
                                                            -------     -------

Net Cash (Used for) Provided by Financing Activities         (5,448)      4,474
                                                            -------     -------

Net Decrease in Cash and Cash Equivalents                    (1,577)       (268)
Cash and Cash Equivalents at Beginning Of Period              1,664         900
                                                            -------     -------
Cash and Cash Equivalents at End Of Period                  $    87     $ 1,168
                                                            =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

Cash Paid During Three Months For Interest                  $ 3,499     $ 3,976
                                                            =======     =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING  AND FINANCING ACTIVITIES

Conversion of Debentures Into Common Stock                  $     0     $ 4,004
                                                            =======     =======

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
             MARCH 31, 1995, DECEMBER 31, 1994, AND MARCH 31, 1994
                                  (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the latest audited financial statements of Burnham Pacific Properties, Inc. for the year ended December 31, 1994. Certain of the 1994 amounts have been reclassified to conform to 1995 presentation.

     Dividends Per Share - Dividends of 36 cents per share were paid on March 31, 1995 to shareholders of record on March 20, 1995.

2.   EARNINGS PER SHARE

     Earnings per share is computed by dividing net income for the respective periods by the weighted average number of shares outstanding during the applicable period.

3.   REGISTRATION STATEMENT

     During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-
     3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of March 31, 1995, no such issuances have occurred.

4.   SUBSEQUENT EVENT

     During April 1995, the Corporation entered into a contribution agreement and a limited liability company agreement to contribute capital of $650,000 on an installment basis, in exchange for 650,000 voting units in Mexus Realty Advisors LLC ("Mexus"), a newly created company. Such investment will initially represent a 28% interest in Mexus, and will be accounted for on the equity basis of accounting. The first $200,000 was contributed by the Corporation on April 25, 1995. The remaining $450,000 is to be contributed in nine installments of $50,000 per month commencing July 1, 1995. If the Corporation's Board of Directors elects to discontinue contributions to Mexus, Mexus has the right to acquire the Corporation's interest for $1.

     The purpose of Mexus is to sponsor the formation and development of, to invest in, and to provide advisory and management services to Mexus Real Estate Investment Trust (a newly created company) and/or to one or more other existing or yet-to-be organized investment vehicles whose investment objectives will include the acquisition, ownership, development, management and refinancing of real property located in the Republic of Mexico. The business, property and affairs of Mexus are to be managed exclusively by the Managers. The Managers contributed past services and property entitling them to 650,000 voting and 1,040,000 non-voting units in Mexus. One of the Managers is the Chairman of the Board and interim CEO of the Corporation.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION
March 31, 1995 compared to December 31, 1994:

The Corporation experienced no material changes in financial condition during the three months ended March 31, 1995.

Although there were no material changes, one change is highlighted below.

As of March 31, 1995, other assets increased $292,000, or 3%, from December 31, 1994. This was primarily due to the straight-lining of rent in connection with certain leases. As of March 31, 1995 approximately $1,762,000 is included in other assets for straight-lining rent.


(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three Months Ended March 31, 1995 and 1994:

Net income decreased $175,000, or 5%, to $3,161,000 ($0.19 per share) for the three months ended March 31, 1995 from $3,336,000 ($0.22 per share) for the same period in 1994. Funds from operations decreased $38,000, or less than 1%, to $6,172,000 for the same period.

Although these changes are not considered to be material, certain aspects of the changes are highlighted below.

Rental revenues decreased $262,000, or 2%, for the three months ended March 31, 1995 compared to the same period in 1994. This was primarily the result of a lease termination fee received in the first quarter of 1994 at Independence Square, and the temporary vacancies at Wiegand Plaza in 1995 which were necessary to assemble new space for the addition of T.J. Maxx as an anchor tenant.

Depreciation and Amortization was $3.0 million for the three months ended March 31, 1995 and $2.9 million for the same period in 1994. This increase was primarily due to construction during 1994 at Independence Square and the Beverly Garland Holiday Inn.

(3)  LIQUIDITY AND CAPITAL RESOURCES

During March 1995, the maturities of the Corporation's revolving credit facilities were extended from May 1995 to June 1, 1997. In addition, the $30.0 million secured facility was increased to a $40.0 million secured facility and the $5.0 million unsecured facility was increased to a $10.0 million unsecured facility.

As of March 31, 1995, the Corporation had $26.4 million outstanding under its secured facility and nothing outstanding on its unsecured facility. Outstanding borrowings were made primarily to finance the October 1993 acquisition of the Plaza at Puente Hills.

The Corporation has on file with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of March 31, 1995, no such issuances have occurred.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:
        10.1 Bank of America NT&SA Loan Agreement dated March 15, 1995 for $40,000,000.
        10.2 Bank of America NT&SA Loan Agreement dated March 15, 1995 for $10,000,000.

(b) The Corporation did not file any reports on Form 8-K during the quarter ended March 31, 1995.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BURNHAM PACIFIC PROPERTIES, INC.


Date:  May 10, 1995               By:  //Malin Burnham//
     ----------------                ----------------------------
                                       Malin Burnham, President


Date:  May 10, 1995               By:  //Jeffrey R. Fisher//
     ----------------                ----------------------------
                                       Jeffrey R. Fisher, Vice President/Finance