Form 10-Q
period 1995-06-30
BURNHAM PACIFIC PROPERTIES INC
filed 1995-08-14
CIK 805730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission file number  1-9524


                       BURNHAM PACIFIC PROPERTIES, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


                 California                                33-0204162
---------------------------------------------  --------------------------------
(State of other jurisdiction of incorporation) (IRS Employer Identification No.)


610 West Ash Street, San Diego, California                      92101
------------------------------------------       -------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (619) 232-2001
                                --------------
              Registrant's telephone number, including area code

                                      NA
                                  ----------
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

Number of shares of the Registrant's common stock outstanding at August 10, 1995: 17,179,143

                         PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                       BURNHAM PACIFIC PROPERTIES, INC.
                                BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

ASSETS                                      June 30, 1995    December 31, 1994
                                           --------------   ------------------
Property                                        $390,042             $387,959
Less Accumulated Depreciation                    (54,613)             (49,506)
                                                --------             --------
Property-Net                                     335,429              338,453
Cash and Cash Equivalents                            701                1,664
Receivables-Net                                    8,983                9,109
Other Assets                                       9,350                8,796
                                                --------             --------
Total                                           $354,463             $358,022
                                                ========             ========

LIABILITIES AND STOCKHOLDERS'
 EQUITY

Liabilities:
Accounts Payable and Other Liabilities          $  1,046             $  1,877
Accrued Interest on Convertible                      943                  943
 Debentures
Tenant Security Deposits                             913                  932
Notes Payable                                     88,941               89,799
Convertible Debentures                            25,700               25,700
Line of Credit Advances                           28,843               26,000
                                                --------             --------

Total Liabilities                                146,386              145,251
                                                --------             --------

Stockholders' Equity:
Preferred Stock, 5,000,000 Shares
Authorized; No Shares Issued or
Outstanding

Common Stock, No Par Value,
40,000,000 Shares Authorized;
17,125,168 and 16,905,276 Shares
Outstanding at June 30, 1995, and
December 31, 1994, Respectively                  262,907              260,262

Notes Receivable-Stock Purchase Plan              (2,460)

Dividends Paid in Excess of Net Income           (52,370)             (47,491)
                                                --------             --------

Total Stockholders' Equity                       208,077              212,771
                                                --------             --------

Total                                           $354,463             $358,022
                                                ========             ========

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                             STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


REVENUES                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  June 30,     June 30,            June 30,        June 30,
                                                    1995         1994               1995            1994
Rents                                             $    12,298        $    12,748   $    24,750   $    25,462
Interest                                                  141                106           241           192
                                                  -----------        -----------   -----------   -----------

Total Revenues                                         12,439             12,854        24,991        25,654
                                                  -----------        -----------   -----------   -----------
COSTS AND EXPENSES

Interest                                                2,997              2,828         5,935         5,815
Rental Operating                                        2,867              2,903         5,812         5,936
General and Administrative                                536                558         1,033         1,128
Depreciation and Amortization                           3,236              2,973         6,247         5,847
                                                  -----------        -----------   -----------   -----------

Total Costs and Expenses                                9,636              9,262        19,027        18,726
                                                  -----------        -----------   -----------   -----------

Income From Operations Before Gain on
 Sale of Property
                                                        2,803              3,592         5,964         6,928

Gain on Sale of Property                                1,428                            1,428
                                                  -----------                      -----------

Net Income                                        $     4,231        $     3,592   $     7,392   $     6,928
                                                  ===========        ===========   ===========   ===========

Net Income Per Share                                    $0.25        $      0.23         $0.44         $0.45
                                                  ===========        ===========   ===========   ===========

Dividends Paid Per Share                                $0.36        $      0.35         $0.72         $0.70
                                                  ===========        ===========   ===========   ===========

Weighted Average Number of Shares                  16,996,271         15,591,293    16,951,533    15,351,291
                                                  ===========        ===========   ===========   ===========

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                             SIX MONTHS ENDED
                                           June 30,    June 30,
                                             1995        1994
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $  7,392    $  6,928
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating
 Activities:
   Depreciation and Amortization              6,247       5,847
   Gain on Sale of Property                  (1,428)
   Changes in Other Assets and
    Liabilities:
     Receivables and Other Assets            (1,261)     (2,348)
     Accounts Payable and Other                (831)       (396)
     Tenant Security Deposits                   (19)        (10)
                                           --------    --------

Net Cash Provided By Operating               10,100      10,021
 Activities                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Property        (3,807)     (2,018)
Proceeds from Sale of Property                2,619
Principal Payments on Notes Receivable          226         741
Net Cash Used For Investing Activities         (962)     (1,277)
                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit              15,525      14,960
 Agreements
Repayments Under Line of Credit             (12,682)    (16,320)
 Agreements
Principal Payments of Notes Payable            (858)       (555)
Repurchase of Common Stock                   (1,255)      2,771
Repayment of Notes Receivable-Stock              64
 Purchase Plan
Dividends Paid                              (12,271)    (10,853)
Dividend Reinvestment                         1,376       1,196
                                           --------    --------

Net Cash (Used for) Provided by             (10,101)     (8,801)
 Financing Activities                      --------    --------

Net Decrease in Cash and Cash                  (963)        (57)
 Equivalents
Cash and Cash Equivalents at Beginning        1,664         900
 Of Period                                 --------    --------
Cash and Cash Equivalents at End Of        $    701    $    843
 Period                                    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash Paid During Six Months For Interest   $  5,947    $  6,156
                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING  AND FINANCING ACTIVITIES
Conversion of Debentures Into Common       $      0    $  8,324
 Stock                                     ========    ========

Notes Receivable-Stock Purchase Plan       $  2,524    $      0
                                           ========    ========

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
              JUNE 30, 1995, DECEMBER 31, 1994, AND JUNE 30, 1994
                                  (UNAUDITED)

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

     Dividends Per Share - Dividends of 36 cents per share were paid on June 30, 1995 to shareholders of record on June 22, 1995.


2.   NET INCOME PER SHARE

     Net Income per share is computed by dividing net income for the respective periods by the weighted average number of shares outstanding during the applicable period.


3.   REGISTRATION STATEMENT

     During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of June 30, 1995, no such issuances have occurred.


4.   RELATED PARTY TRANSACTIONS

     On June 1, 1995, the Corporation's board of directors approved a stock purchase plan (the "Plan") for directors, officers and certain employees of the Corporation (the "Participants"). Each Participant was granted the option to purchase a specified amount of the Corporation's common stock at $12.50 (the closing price on the New York Stock Exchange of the Corporation's common stock on June 1, 1995). Under terms of the Plan, payment for the exercise of the option may be made in the form of cash or by recourse promissory notes (the "Notes"). The Notes provide for interest equal to the Corporation's borrowing cost most similar to the Notes and are secured by the stock purchased (the "Pledged Stock"). Any dividends paid on the Pledged Stock must be paid to the Corporation first to satisfy the interest charges on the Notes and then to reduce principal outstanding on the Notes. All purchase options expired on July 31,

     1995. The Corporation granted options to acquire 255,900 shares of the Corporation's common stock. As of June 30, 1995 options were exercised to acquire 201,900 shares. As of June 30, 1995, the Notes had an outstanding balance of $2,460,302. Subsequent to June 30, 1995 additional options were exercised to acquire 54,000 shares.

5.   REPURCHASE OF STOCK

     The Board of Directors has approved the repurchase of shares of the Corporation's common stock. During the second quarter of 1995, the Corporation purchased 94,500 shares of stock at an average price of $13.28.


6.   SUBSEQUENT EVENTS

     In July 1995, the Corporation signed a letter of intent with Mr. David Martin and The Martin Group of Companies, Inc. pursuant to which would name David Martin as president, chief executive officer and director of the Corporation and under which the Corporation would acquire a portfolio of retail properties in various degrees of development, in Northern California, partially with common stock of the Corporation. Pursuant to a separate letter of intent with an advisor to an institutional investor, the Corporation would enter into a joint venture with the investor whereby the investor would make a $50 million investment in the joint venture. In addition, the advisor would be added to the Corporation's board of directors.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION
June 30, 1995 compared to December 31, 1994:

The Corporation experienced no material changes in financial condition during the six months ended June 30, 1995.

As of June 30, 1995, other assets increased $554,000, or 6%, from December 31, 1994. This was primarily due to the straight-lining of rent in connection with certain leases. As of June 30, 1995 approximately $1,777,000 of such accrued rent is included in other assets.


(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS
Six Months Ended June 30, 1995 and 1994:

During the six months ended June 30, 1995, net income increased $464,000, or 7%, to $7.4 million ($0.44 per share) compared to $6.9 million ($0.45 per share) for the same period in 1994. Funds from operations decreased $564,000, or 4%, to $12.2 million for the 1995 period.

For the six months ended June 30, 1995, compared to the same period in 1994, the Corporation experienced a decrease in rental revenue of $712,000. This was primarily the result of temporary vacancies at Wiegand Plaza in 1995 which were necessary to assemble new space for the addition of T.J. Maxx as an anchor tenant, lower estimates for percentage rents and lower tenant reimbursements resulting from decreased expenses.

Interest expense increased $100,000 for the six months ended June 30, 1995 to $5.9 million, as compared to $5.8 million for the same period in 1994. This was primarily due to rising interest rates.

Depreciation and Amortization was $6.2 million for the six months ended June 30, 1995 and $5.8 million for the same period in 1994. This increase was primarily due to construction during 1994 at Independence Square, San Diego Factory Outlet Center and the Beverly Garland Holiday Inn.

The Corporation recognized a $1.4 million gain on the sale of A-Storage Place during June 1995.


Three Months Ended June 30, 1995 and 1994.

During the three months ended June 30, 1995, net income increased $600,000, or 17%, to $4.2 million ($0.25 per share) compared to $3.6 million ($0.23 per share) for the same period in 1994. Funds from operations decreased $526,000, or 8%, to $6.0 million for the same period.

During the three months ended June 30, 1995, compared to the same period in 1994, the Corporation experienced a decrease in rental revenue of $450,000. This was primarily the result of temporary vacancies at Wiegand Plaza in 1995 which were necessary to assemble new space for the addition of T.J. Maxx as an anchor tenant, lower estimates for percentage rents and lower tenant reimbursements resulting from decreased expenses.


Interest expense increased $200,000 for the three months ended June 30, 1995 to $3.0 million, as compared to $2.8 million for the same period in 1994. This was primarily due to rising interest rates.

Depreciation and Amortization was $3.2 million for the three months ended June 30, 1995 and $3.0 million for the same period in 1994. This increase was primarily due to construction during 1994 at Independence Square, San Diego Factory Outlet Center, and the Beverly Garland Holiday Inn.

The Corporation recognized a $1.4 million gain on the sale of A-Storage Place during June 1995.

(3)  LIQUIDITY AND CAPITAL RESOURCES

During March 1995, the maturities of the Corporation's revolving credit facilities were extended from May 1995 to June 1, 1997. In addition, the $30.0 million secured facility was increased to a $40.0 million secured facility and the $5.0 million unsecured facility was increased to a $10.0 million unsecured facility.

As of June 30, 1995, the Corporation had $28.8 million outstanding under its secured facility and nothing outstanding under its unsecured facility. Outstanding borrowings resulted primarily from the October 1993 acquisition of the Plaza at Puente Hills.

The Corporation has on file with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of June 30, 1995, no such issuances have occurred.

The Corporation expects to continue to seek additional retail property acquisitions through the use of additional equity and/or debt securities offerings, mortgage borrowings, and the use of bank lines of credit. Such acquisitions could be pursuant to transactions in which the Corporation or a Partnership controlled by it, issues securities of the Corporation or of such Partnership to property owners in exchange for their properties. The Corporation anticipates that cash flow from operations, cash on hand, available borrowings under credit facilities and the use of project financing, as well as other debt and equity alternatives, will be adequate to fund debt service obligations, dividend payments in accordance with REIT qualification requirements and provide the necessary capital to achieve growth.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

The Corporation was not a party to any material legal proceedings during the period covered by this report or subsequently.

ITEM 2.  CHANGES IN SECURITIES:

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On May 4, 1995, the Corporation held its regular Annual Meeting of Shareholders. Proxies for such meeting were solicited pursuant to Regulation 14 under the Act. At such meeting, one matter was presented for vote. The matter was the re-election of incumbent directors and there was no solicitation in opposition to such nominees. All such incumbent directors were re-elected for a one-year term. Of 15,090,019 shares voting, 14,730,477 voted in favor of the re-election of directors and 359,542 voted against it.

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

Not Applicable.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BURNHAM PACIFIC PROPERTIES, INC.


Date:  August 10, 1995          By: //Malin Burnham//
       ---------------              ------------------------
                                    Malin Burnham, President


Date:  August 10, 1995          By: //Jeffrey R. Fisher//
       ---------------              ------------------------
                                    Jeffrey R. Fisher, Vice President/Finance