Form 10-Q
period 1995-09-30
BURNHAM PACIFIC PROPERTIES INC
filed 1995-11-14
CIK 805730

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1995

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to ________________

Commission file number  1-9524


                       BURNHAM PACIFIC PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


              California                                      33-0204162
------------------------------------------       -------------------------------
       (State of other jurisdiction                          (IRS Employer
              of incorporation)                           Identification No.)

610 West Ash Street, San Diego, California                     92101
------------------------------------------       ------------------------------
(Address of principal executive offices)                     (Zip Code)


                                (619) 652-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                      NA
--------------------------------------------------------------------------------
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

Number of shares of the Registrant's common stock outstanding at November 9, 1995: 17,192,134

                         PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                       BURNHAM PACIFIC PROPERTIES, INC.
                                BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                           September 30, 1995    December 31, 1994
                                           -------------------   ------------------
ASSETS

Property                                             $392,270             $387,959
Less Accumulated Depreciation                         (57,498)             (49,506)
                                                     --------             --------
Property-Net                                          334,772              338,453
Cash and Cash Equivalents                               3,924                1,664
Receivables-Net                                         8,533                9,109
Other Assets                                            9,392                8,796
                                                     --------             --------
Total                                                $356,621             $358,022
                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts Payable and Other Liabilities               $  2,487             $  1,877
Accrued Interest on Convertible
 Debentures                                               397                  943
Tenant Security Deposits                                  941                  932
Notes Payable                                          88,495               89,799
Convertible Debentures                                 25,700               25,700
Line of Credit Advances                                33,458               26,000
                                                     --------             --------

Total Liabilities                                     151,478              145,251
                                                     --------             --------

Stockholders' Equity:
Preferred Stock, 5,000,000 Shares
Authorized; No Shares Issued or
Outstanding

Common Stock, No Par Value,
40,000,000 Shares Authorized;
17,192,152 and 16,905,276 Shares
Outstanding at June 30, 1995, and
December 31, 1994, Respectively                       263,638              260,262

Notes Receivable-Stock Purchase Plan                   (2,288)

Dividends Paid in Excess of Net Income                (56,207)             (47,491)
                                                     --------             --------
Total Stockholders' Equity                            205,143              212,771
                                                     --------             --------
Total                                                $356,621             $358,022
                                                     ========             ========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                              STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

REVENUES                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                       9/30/95       9/30/94             9/30/95       9/30/94
Rents                              $    12,249   $    12,838         $    36,999   $    38,300
Interest                                   164           109                 405           301
                                   -----------   -----------         -----------   -----------
Total Revenues                          12,413        12,947              37,404        38,601
                                   -----------   -----------         -----------   -----------

COSTS AND EXPENSES

Interest                                 3,000         2,878               8,935         8,693
Rental Operating                         3,220         3,104               9,032         9,040
General and Administrative                 581           355               1,614         1,483
Depreciation and Amortization            3,277         2,886               9,524         8,733
                                   -----------   -----------         -----------   -----------
Total Costs and Expenses                10,078         9,223              29,105        27,949
                                   -----------   -----------         -----------   -----------

Income from Operations Before
 Gain on Sale of Property                2,335         3,724               8,299        10,652

Gain on Sale of Property                     0             0               1,428             0
                                   -----------   -----------         -----------   -----------
Net Income                         $     2,335   $     3,724         $     9,727   $    10,652
                                   ===========   ===========         ===========   ===========
Net Income Per Share                     $0.14         $0.23               $0.58         $0.69
                                   ===========   ===========         ===========   ===========
Dividends Paid Per Share                 $0.36        $0.355               $1.08        $1.055
                                   ===========   ===========         ===========   ===========

Weighted Average Number
  of Shares                         17,125,862    15,914,702          16,886,617    15,424,712
                                   ===========   ===========         ===========   ===========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                  NINE MONTHS ENDED
                                            September 30,    September 30,
                                                1995             1994
                                           --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $  9,727         $ 10,652
Adjustments to Reconcile Net Income to
 Net Cash Provided By Operating
 Activities:
   Depreciation and Amortization                   9,524            8,733
   Gain on Sale of Property                       (1,428)
   Changes in Other Assets and
    Liabilities:
     Receivables and Other Assets                 (1,318)          (3,597)
     Accounts Payable and Other                       64             (925)
     Tenant Security Deposits                          9              (51)
                                                --------         --------
Net Cash Provided By Operating
 Activities                                       16,578           14,812
                                                --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Property
 and Capital Improvements                         (6,035)          (3,986)
Proceeds from Sale of Property                     2,619
Principal Payments on Notes Receivable               266              770
                                                --------         --------
Net Cash Used For Investing Activities            (3,150)          (3,216)
                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit
 Agreements                                       24,425           16,660
Repayments Under Line of Credit
 Agreements                                      (16,967)         (19,070)
Principal Payments of Notes Payable               (1,304)            (891)
Repurchase of Common Stock                        (1,279)
Repayment of Notes Receivable-Stock
 Purchase Plan                                       320
Dividends Paid                                   (18,424)         (16,696)
Dividend Reinvestment                              2,061            1,832
Issuance of Stock - Net                                0            6,059
                                                --------         --------
Net Cash Used for Provided by Financing
 Activities                                      (11,168)         (12,106)
                                                --------         --------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                  2,260             (510)
Cash and Cash Equivalents at Beginning
 Of Period                                         1,664              900
                                                --------         --------
Cash and Cash Equivalents at End Of Period      $  3,924         $    390
                                                ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash Paid During Nine Months For
 Interest                                       $  9,475         $  9,919
                                                ========         ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Conversion of Debentures Into Common
 Stock                                          $      0         $ 16,644
                                                ========         ========
Notes Receivable-Stock Purchase Plan            $  2,608         $      0
                                                ========         ========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
         SEPTEMBER 30, 1995, DECEMBER 31, 1994, AND SEPTEMBER 30, 1994
                                  (UNAUDITED)


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

     Dividends Per Share - Dividends of 36 cents per share were paid on September 29, 1995 to shareholders of record on September 20, 1995.

2.   NET INCOME PER SHARE

     Net Income per share is computed by dividing net income for the respective periods by the weighted average number of shares outstanding during the applicable period.

3.   REGISTRATION STATEMENT

     During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-
     3.  As of September 30, 1995, no such issuances have occurred.

4.   DEVELOPMENT PROPERTIES

     On September 28, 1995 the Corporation and various persons affiliated with The Martin Group of Companies, Inc., a San Francisco-based real estate development firm owned by J. David Martin, executed definitive documents relating to the Corporation's acquisition of a portfolio of six retail properties in the San Francisco Bay area (the "Martin Properties"). On October 1, 1995, Mr. Martin became President and Chief Executive Officer of the Corporation and a member of the Corporation's Board of Directors.
     These actions culminated a several month search by the Corporation's Directors for a new chief executive officer who might bring with him new strategic opportunities for the Corporation.

     The six Martin Properties consist of one completed retail center, one center currently under construction, and four properties (the "Development Properties"), to which the Martin Group affiliates have development rights and that are in various stages of pre-construction development. The completed retail center is the Richmond City Center, a 77,000 square foot food and drugstore-anchored shopping center in Richmond. The center under construction is Marin City USA Gateway Center, an approximately 85% pre-leased, 182,000 square foot foodmarket/drugstore/promotional shopping center in Marin County. The Development Properties are (i) Hilltop Plaza, an approximately 80% pre-committed, 239,000 square foot power center planned for construction in Richmond; (ii) Pleasant Hill, an approximately 50% pre-committed, 335,000 square foot foodmarket/ promotional/entertainment retail center to be constructed as a part of a redevelopment in the City of Pleasant Hill; (iii) 1000 Van Ness, an approximately 56% pre-leased, 135,000 square foot retail entertainment center to be included in the redevelopment of an existing building complex in Downtown San Francisco; and (iv) a portion of the multi-tenant retail power center known as Gateway 101 in East Palo Alto on which approximately 272,000 square feet of retail space is proposed to be built in two phases (87% of phase I has tenant pre-commitments).

     The acquisition vehicles for the six Martin Properties are six separate limited partnerships of which the Corporation is general partner and affiliates of The Martin Group are the limited partners. Each of the partnership agreements contemplates that the Corporation will acquire or develop a specified Martin Property through the relevant partnership and that upon completion and stabilization of the property the Corporation will receive an initial 10% annual return on its investment. Under the terms of the agreements entered into on September 28, 1995, the Martin Group affiliates have contributed, or upon closing after receipt of certain third party consents and satisfaction of certain other escrow conditions, will contribute, all of their interest in the relevant Martin Properties in exchange for limited partnership units in their respective partnerships. Upon the closing of the completed and operating Richmond City Center, the Corporation will pay approximately $1,425,000 of cash to acquire minority interests and as general partner of the relevant partnership will become responsible for mortgage indebtedness of approximately $7.2 million secured by such property. For the Marin City USA Gateway Center the partnership will only become effective upon completion of construction and stabilization. At such time that partnership will become responsible for mortgage indebtedness of approximately $19.2 million secured by such property. Upon the closing of the acquisition of the development rights for each of the Development Properties, the Corporation is obligated to contribute funds to the partnership sufficient to reimburse the Martin Group for its out-of-pocket costs with respect to the relevant Development Property and thereafter to make further contributions to the partnership to fund the Completion of the property. The Board of Directors of the Corporation (exclusive of Mr. Martin) has authority to determine not to proceed with the commencement of construction of a Development Property, in which event the Martin Group affiliates would have the option to reacquire the Property at the Corporation's cost.

     The partnership agreement for Marin City USA Gateway Center and each of the Development Properties provides that upon Completion of the Property, the annualized stabilized net operating income of the Property will be multiplied by 10 in order to arrive at the completed value of the Property, the cost of construction and other project costs will be deducted from such completed value in order to "value" the equity interests of the limited partners in the property, and such equity interest will be stated as a number of limited partnership units determined by dividing such limited partners' equity by $16. The actual value of such limited partnership units is intended to be the market value of an equivalent number of shares of the Corporation's Common Stock, inasmuch as each holder of limited partnership units will have the right to "put" such units to the partnership at the then market value of an equivalent number of Corporation shares. Upon the exercise of such "put", the Corporation has the option of exchanging such units for Corporation shares on a 1-for-1 basis.

     The interest of the Martin Group affiliates in the limited partnership that will acquire the one completed Property, Richmond City Center, has been fixed at approximately 45,000 units subject to adjustment upon closing the escrow of such Property following satisfaction of all closing conditions. Current estimates of the total project cost, net operating income and the resulting "value" of the Martin Group affiliates' equity interest in Marin City USA Gateway Center and each of the Development properties have been made, and based upon such estimates each partnership agreement specifies the maximum number of units that may be issued to the limited partners of that partnership and the Board of Directors of the Corporation has accordingly reserved the same maximum number of shares of Common Stock that may be issued pursuant to the exchanges for limited partnership units described above. If the actual resulting equity is determined to be less than currently estimated (either because project costs are higher than estimated or because stabilized net operating income is less than estimated or both), then the number of limited partnership units - and the corresponding number of Corporation shares for which such units may be exchanged - will be reduced. Other than to reflect a stock split or other capital adjustment of the shares of Common Stock of the Corporation, under no circumstances can the number of units be increased above the number specified in the applicable partnership agreement. The Board of Directors of the Corporation has reserved a maximum of 1,915,000 Corporation shares for issuance upon exchange of the maximum number of 1,915,000 limited partnership units that may be issued with respect to all six Martin Properties.

     Concurrently with the execution of the agreements on September 28, 1995, the Corporation closed the acquisition of the development rights with respect to two of the Martin Properties (East Palo Alto and Hilltop Plaza). Included in accounts payable of the Corporation at September 30, 1995 was $229,000, which represents pre-development costs of The Martin Group to be reimbursed pursuant to the applicable limited partnership agreements. The total cost to complete the development of these two Properties is estimated to be $70 million.

     The total project cost (exclusive of partnership units representing the equity interest of the limited partners) for Marin City USA Gateway and all four Development Properties is estimated to be $180 million.

     On October 16, 1995, the Corporation closed the acquisition of a third Development Property (1000 Van Ness). At closing, the Corporation reimbursed the Martin Group for approximately $35,000 and a third party approximately $145,000 of pre-development costs related to this Property. The total development cost of this Property is estimated at $43 million.

     During July 1995, the Corporation entered into a nonbinding letter of intent with the advisor to an institutional investor relating to a possible investment of $50 million by the investor in a joint venture with the Corporation. The Corporation continues in discussions with the advisor concerning the terms of such a joint venture.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION

September 30, 1995 compared to December 31, 1994:

The Corporation experienced no material changes in financial condition during the nine months ended September 30, 1995.

As of September 30, 1995, other assets increased $596,000, or 7%, from December 31, 1994. This was primarily due to the straight-lining of rent in connection with certain leases. As of September 30, 1995 approximately $1,784,000 of such accrued rent is included in other assets.

(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 and 1994:

During the nine months ended September 30, 1995, net income decreased $1.0 million, or 9%, to $9.7 million ($0.58 per share) compared to $10.7 million ($0.69 per share) for the same period in 1994.

Rental revenue decreased during the 1995 period by $1.3 million from $38.3 million in 1994 to $37 million reflecting the temporary vacancies at Wiegand Plaza in 1995 which were necessary to assemble new space for the addition of T.J. Maxx as an anchor tenant, a change in the formula used to estimate common area maintenance reimbursements, recognition in 1994 of certain 1993 tenant percentage rents that were not estimatable at the end of 1993, receipt in 1994 of a lease termination fee at Independence Square, and cessation of rents after the sale of A-Storage.

Interest expense increased $200,000 to $8.9 million from $8.7 million in 1994. This was primarily due to rising interest rates and increased borrowings due to renovation construction at Wiegand Plaza, Independence Square, Miramar, and the Beverly Garland Holiday Inn.

Depreciation and Amortization was $9.5 million for the nine months ended September 30, 1995 and $8.7 million in 1994. This increase was primarily due to construction during 1994 and early 1995 at Independence Square, San Diego Factory Outlet Center, Wiegand Plaza and the Beverly Garland Holiday Inn.

The Corporation recognized a $1.4 million gain on the sale of A-Storage Place in June 1995.

Three Months Ended September 30, 1995 and 1994.

During the three months ended September 30, 1995, net income decreased $1.4 million, or 38%, to $2.3 million ($0.14 per share) from $3.7 million ($0.23 per share) for the same period in 1994.

During the 1995 period rental revenue decreased $600,000 to $12.2 million from $12.8 million in 1994 reflecting a change in the formula used to estimate common area maintenance reimbursements, lower estimates for tenant percentage rents, and cessation of rents after the sale of A-Storage.

Interest expense increased $100,000 to $3.0 million from $2.9 million in 1994. This was primarily due to rising interest rates and increased borrowings due to renovation construction at Wiegand Plaza, Independence Square, Miramar, and the Beverly Garland Holiday Inn.

General and Administrative expenses increased $226,000 to $581,000 from $355,000 in 1994 as a result of reversing estimated first and second 1994 accruals in the 1994 period and costs related to the search for a chief executive officer in the 1995 period.

Depreciation and Amortization was $3.3 million for the three months ended September 30, 1995 and $2.9 million for the same period in 1994. This increase was primarily due to construction during 1994 and early 1995 at Independence Square, San Diego Factory Outlet Center, Wiegand Plaza and the Beverly Garland Holiday Inn.

Anticipated Results of Operations for Fourth Quarter 1995 and Fiscal 1996

Effective October 1, 1995, the Corporation elected a new senior management team, including J. David Martin as President and Chief Executive Officer and David B. Platt as Chief Financial Officer/Chief Administrative Officer. As discussed elsewhere in this report, these appointments became effective shortly after execution of definitive documents relating to the Corporation's acquisition of a portfolio of six retail properties in Northern California (the "Martin Properties") and culminated a several month search by the Corporation's Board of Directors for a new chief executive officer who might bring with him new strategic opportunities for the Corporation.

Management anticipates that the Corporation's operating revenues and rental operating costs during the last three months of 1995 will generally be consistent with the levels of operating revenues and rental operating costs reported for the first nine months of 1995. However, management anticipates that net income for the final quarter and for the year as a whole will be further reduced by one-time charges related to costs associated with (i) the installation of the new senior management team; (ii) studies by new management of various organizational and operating policies of the Corporation; (iii) possible reorganizational moves or strategic changes that may follow such studies; and (iv) the acquisition of the Martin Properties to the extent such costs are not capitalized. It is not currently practicable to estimate the extent of such additional costs and therefore the extent of reduced net income (and funds from operations, "FFO") for the fourth quarter or for 1995 as a whole. The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

For 1996, management currently anticipates that the Corporation's operating revenues and rental operating costs will be consistent with the levels of operating revenues and rental operating costs reported for the first nine months of 1995, but that such operating revenues, rental operating costs and other costs and charges, and resulting net income and FFO, will be affected by the following (among other) factors:

     Management expects that operations of the Corporation's existing core retail properties will generally be positive but will be negatively impacted in the short term by planned rehabilitations at the Plaza at Puente Hills and Navajo Shopping Center.

     The expiration of the McDonnell Douglas lease in July 1996 will negatively impact revenues. The current rent is $234,000 per month. The extent of such impact will depend upon when and at what rent some or all of the vacated premises are relet.

     Management expects that the completed and operating shopping center (Richmond City Center) acquisition from Martin will be positive, as will the other Martin Properties upon completion of construction and stabilization of net operating income ("Completion") of each. However, this impact is expected to be minimal in 1996, as completion of most of the other Martin Properties is not expected until 1997.

     The Corporation intends to focus its business plan on the ownership, development, and operation of rental properties. This will result in the redeployment of various non-strategic assets. In addition to gain or loss on any such redeployment, the impact on the Corporation's operations will depend on the amount of sales proceeds received from each asset sale, and the timing and parameters of reinvestment opportunities.

     The Corporation intends to implement in 1996 the changes suggested in the "NAREIT White Paper on Funds From Operation, March 1995," published by the National Association of Real Estate Investment Trusts, limiting depreciation and amortization that may be added back to net income in calculating FFO. Management estimates that the effect of these changes if applied to 1995 operations would reduce FFO by approximately $.04 per share.

In sum, management believes that 1996 (as well as the fourth quarter of 1995) will be a period of transition during which the Corporation will refocus on the ownership, development and operation of retail properties. Because of the uncertainties involved in such transition, management is not now in a position to estimate the effects on operating results or net income for 1996, although it anticipates that net income for 1996 may be less than for 1995 on a per share basis, with the expectation of improved results for 1997.

(3)  LIQUIDITY AND CAPITAL RESOURCES

During March 1995, the maturities of the Corporation's revolving credit facilities were extended from May 1995 to June 1, 1997. In addition, the $30.0 million secured facility was increased to a $40.0 million secured facility and the $5.0 million unsecured facility was increased to a $10.0 million unsecured facility.

As of September 30, 1995, the Corporation had $33.5 million outstanding under its secured facility and nothing outstanding under its unsecured facility. Outstanding borrowings resulted primarily from the October 1993 acquisition of the Plaza at Puente Hills, and renovation construction during 1994 and 1995 at Wiegand Plaza, Independence Square, Miramar, San Diego Factory Outlet Center and the Beverly Garland Holiday Inn.

On September 28, 1995 the Corporation and various persons affiliated with The Martin Group of Companies, Inc., a San Francisco-based real estate development firm owned by J. David Martin, executed definitive documents relating to the Corporation's acquisition of a portfolio of six retail properties in the San Francisco Bay area (the "Martin Properties"). On October 1, 1995, Mr. Martin became President and Chief Executive Officer of the Corporation and a member of the Corporation's Board of Directors. These actions culminated a several month search by the Corporation's Directors for a new chief executive officer who might bring with him new strategic opportunities for the Corporation.

The six Martin Properties consist of one completed retail center, one center currently under construction, and four properties (the "Development Properties"), to which the Martin Group affiliates have development rights and that are in various stages of pre-construction development. The completed retail center is the Richmond City Center, a 77,000 square foot food and drugstore-anchored shopping center in Richmond. The center under construction is Marin City USA Gateway Center, an approximately 85% pre-leased, 182,000 square foot foodmarket/drugstore/promotional shopping center in Marin County. The Development Properties are (i) Hilltop Plaza, an approximately 80% pre-committed, 239,000 square foot power center planned for construction in Richmond; (ii) Pleasant Hill, an approximately 50% pre-committed, 335,000 square foot foodmarket/promotional /entertainment retail center to be constructed as a part of a redevelopment in the City of Pleasant Hill; (iii) 1000 Van Ness, an approximately 56% pre-leased, 135,000 square foot retail entertainment center to be included in the redevelopment of an existing building complex in Downtown San Francisco; and (iv) a portion of the multi-tenant retail power center known as Gateway 101 in East Palo Alto on which approximately 272,000 square feet of retail space is proposed to be built in two phases (87% of phase I has tenant pre-commitments).

The acquisition vehicles for the six Martin Properties are six separate limited partnerships of which the Corporation is general partner and affiliates of The Martin Group are the limited partners. Each of the partnership agreements contemplates that the Corporation will acquire or develop a specified Martin Property through the relevant partnership and that upon completion and stabilization of the property the Corporation will receive an initial 10% annual return on its investment. Under the terms of the agreements entered into on September 28, 1995, the Martin Group affiliates have contributed, or upon closing after receipt of certain third party consents and satisfaction of certain other escrow conditions, will contribute, all of their interest in the relevant Martin Properties in exchange for limited partnership units in their respective partnerships. Upon the closing of the completed and operating Richmond City Center, the Corporation will pay approximately $1,425,000 of cash to acquire minority interests and as general partner of the relevant partnership will become responsible for mortgage indebtedness of approximately $7.2 million secured by such property. For the Marin City USA Gateway Center the partnership will only become effective upon completion of construction and stabilization.
At such time that partnership will become responsible for mortgage indebtedness of approximately $19.2 million secured by such property. Upon the closing of the acquisition of the development rights for each of the Development Properties, the Corporation is obligated to contribute funds to the partnership sufficient to reimburse the Martin Group for its out-of-pocket costs with respect to the relevant Development Property and thereafter to make further contributions to the partnership to fund the Completion of the property. The Board of Directors of the Corporation (exclusive of Mr. Martin) has authority to determine not to proceed with the commencement of construction of a Development Property, in which event the Martin Group affiliates would have the option to reacquire the Property at the Corporation's cost.

The partnership agreement for Marin City USA Gateway and each of the Development Properties provides that upon Completion of the Property, the annualized stabilized net operating income of the Property will be multiplied by 10 in order to arrive at the completed value of the Property, the cost of construction and other project costs will be deducted from such completed value in order to "value" the equity interests of the limited partners in the property, and such equity interest will be stated as a number of limited partnership units determined by dividing such limited partners' equity by $16. The actual value of such limited partnership units is intended to be the market value of an equivalent number of shares of the Corporation's Common Stock, inasmuch as each holder of limited partnership units will have the right to "put" such units to the partnership at the then market value of an equivalent number of Corporation shares. Upon the exercise of such "put", the Corporation has the option of exchanging such units for Corporation shares on a 1-for-1 basis.

The interest of the Martin Group affiliates in the limited partnership that will acquire the one completed Property, Richmond City Center, has been fixed at approximately 45,000 units subject to adjustment upon closing the escrow of such Property following satisfaction of all closing conditions. Current estimates of the total project cost, net operating income and the resulting "value" of the Martin Group affiliates' equity interest in Marin City USA Gateway and each of the Development properties have been made, and based upon such estimates each partnership agreement specifies the maximum number of units that may be issued to the limited partners of that partnership and the Board of Directors of the Corporation has accordingly reserved the same maximum number of shares of Common Stock that may be issued pursuant to the exchanges for limited partnership units described above. If the actual resulting equity is determined to be less than currently estimated (either because project costs are higher than estimated or because stabilized net operating income is less than estimated or both), then the number of limited partnership units - and the corresponding number of Corporation shares for which such units may be exchanged - will be reduced. Other than to reflect a stock split or other capital adjustment of the shares of Common Stock of the Corporation, under no circumstances can the number of units be increased above the number specified in the applicable partnership agreement. The Board of Directors of the Corporation has reserved a maximum of 1,915,000 Corporation shares for issuance upon exchange of the maximum number of 1,915,000 limited partnership units that may be issued with respect to all six Martin Properties.

Concurrently with the execution of the agreements on September 28, 1995, the Corporation closed the acquisition of the development rights with respect to two of the Martin Properties (East Palo Alto and Hilltop Plaza). Included in accounts payable of the Corporation at September 30, 1995 was $229,000, which represents pre-development costs of The Martin Group to be reimbursed pursuant to the applicable limited partnership agreements. The total cost to complete the development of these two Properties is estimated to be $70 million.

The total project cost (exclusive of partnership units representing the equity interest of the limited partners) for Marin City USA Gateway and all four Development Properties is estimated to be $180 million.

On October 16, 1995, the Corporation closed the acquisition of a third Development Property (1000 Van Ness). At closing, the Corporation reimbursed the Martin Group for approximately $35,000 and a third party approximately $145,000 of pre-development costs related to this Property. The total development cost of this Property is estimated at $43 million.

During July 1995, the Corporation entered into a nonbinding letter of intent with the advisor to an institutional investor relating to a possible investment of $50 million by the investor in a joint venture with the Corporation. The Corporation continues in discussions with the advisor concerning the terms of such a joint venture.

The Corporation has on file with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporation purposes. As of September 30, 1995, no such issuances have occurred.

The Corporation expects to use a combination of equity and/or debt securities offerings (possibly involving the offering of a joint venture interest in one or more of its properties), mortgage borrowings, proceeds from the possible sale of one of more of its existing properties, and the use of construction financing facilities to finance the construction of the Development Properties. The Corporation anticipates that cash flow from operations, cash on hand, available borrowings under credit facilities and the use of project financing, as well as other debt and equity alternatives, will be adequate to fund debt service obligations, dividend payments in accordance with REIT qualification requirements and provide the necessary capital to achieve growth.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits 10.1 Employment Agreement between the Corporation and J. David Martin, dated as of October 1, 1995.

(b) The following reports on Form 8-K were filed during the period covered by this report:

September 28, 1995, Item 5, regarding the employment of David Martin as president and chief executive officer of the Corporation and execution of definitive documents relating to the purchase of a portfolio of development retail properties.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BURNHAM PACIFIC PROPERTIES, INC.


Date:  11/14/95                 By: /s/  J. David Martin
       --------                     ----------------------------------------
                                    J. David Martin, Chief Executive Officer


Date:  11/14/95                 By: /s/  Daniel B. Platt
       --------                     ----------------------------------------
                                    Daniel B. Platt, Chief Financial Officer