Form 10-K405
period 1995-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 1996-04-01
CIK 805730

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

- -Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995               Commission file number  1-9524

                        BURNHAM PACIFIC PROPERTIES, INC.
                        --------------------------------
            (Exact name of Registrant as specified in its Charter)

              California                                              33-0204162
- ------------------------------------------                -------------------------------
(State of other jurisdiction of incorporation)           (IRS Employer Identification No.)

610 West Ash Street, San Diego, California                              92101
- ------------------------------------------                -------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (619) 652-4700
                                --------------
               Registrant's telephone number, including area code

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


- --------------------------------------------------------------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES / X /  NO
                                                -----     -----

- --------------------------------------------------------------------------------
     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

- --------------------------------------------------------------------------------
     At March 27, 1996 the aggregate market value of the Registrant's shares of common stock, no par value, held by non-affiliates of the Registrant was $183,625,609.

- --------------------------------------------------------------------------------
     There were 17,081,452 shares of common stock outstanding at March 27, 1996.

- --------------------------------------------------------------------------------
     Part III incorporates certain provisions of the Registrant's Proxy
Statement for its 1996 Annual Meeting to be filed subsequently.

ITEM 1.  BUSINESS

     Burnham Pacific Properties, Inc., a California corporation (the "Company"), is a self-administered and self-managed Real Estate Investment Trust ("REIT"). The Company was formed in 1987 as the successor to a publicly-traded real estate limited partnership which was organized in 1963.

     The Company's mission is the ownership, management, acquisition, development and redevelopment of retail shopping centers in California. As of December 31, 1995, the Company owned 16 completed and operating retail shopping centers, and had interests in 5 retail shopping centers in various stages of development. The Company also owned 7 completed and operating office/industrial properties which were considered non-strategic (See Item 2 - Properties). It is the Company's intent to dispose of the non-strategic properties in the future as market conditions permit.

     On September 28, 1995 the Company and various persons affiliated with The Martin Group of Companies, Inc., a San Francisco-based real estate development firm owned by J. David Martin, executed definitive documents relating to the Company's acquisition of a portfolio of six retail properties in the San Francisco Bay area (the "Martin Properties"). On October 1, 1995, Mr. Martin became President and Chief Executive Officer of the Company and a member of the Company's Board of Directors.

     The six Martin Properties consist of one completed retail center, one center currently under construction, and four properties (the "Development Properties"), to which the Martin Group affiliates owned development rights and that are in various stages of pre-development.

     The acquisition vehicles for the six Martin Properties are six separate limited partnerships of which the Company is general partner and affiliates of The Martin Group are the limited partners. Each of the partnership agreements contemplates that the Company will acquire or develop a specified Martin Property through the relevant partnership and that upon completion and stabilization of the Property the Company will receive an initial 10% annual return on its investment. Under the terms of the agreements entered into on September 28, 1995, the Martin Group affiliates have contributed all of their interest in the relevant Martin Properties in exchange for limited partnership units in their respective partnerships. At the closing of the completed and operating retail center, the Company paid approximately $1,400,000 of cash to acquire minority interests and as general partner of the relevant partnership became responsible for mortgage indebtedness of approximately $7,132,000 secured by such Property. For the Property currently under construction, the partnership will only become effective upon completion of construction and stabilization of net operating income. At such time that partnership will become responsible for mortgage indebtedness of approximately $19,200,000 secured by such Property. Upon the closing of the acquisition of the development rights for each of the Development Properties, the Company became obligated to contribute funds to the partnership sufficient to reimburse the Martin Group for its out-of-pocket costs with respect to the relevant Development Property and thereafter to make further contributions to the partnership to fund the completion of the Property. The Board of Directors of the Company (exclusive of Mr. Martin) has the authority to determine not to proceed with the commencement of construction of a Development Property, in which event the Martin Group affiliates would have the option to reacquire the Property at the Company's cost.

     The partnership agreement for the Property currently under construction and each of the Development Properties provides that upon completion of the Property, the annualized stabilized net operating income of the Property will be multiplied by 10 in order to arrive at the completed value of the Property, the cost of construction and other project costs will be deducted from such completed value in order to "value" the equity interests of the limited partners in the Property, and such equity interest will be stated as a number of limited partnership units determined by dividing such limited partners' equity by $16. The actual value of such limited partnership units is intended to be the market value of an equivalent number of shares of the Company's Common Stock, inasmuch as each holder of limited partnership units will have the right to "put" such units to the partnership at the then market value of an equivalent number of Company shares. Upon the exercise of such "put", the Company has the option of exchanging such units for Company shares on a 1-for-1 basis.

     The limited partnership that acquired the completed retail center issued limited partnership units exchangeable for 41,878 shares of Common Stock in consideration for the interests of the Martin Group affiliates in the Property. At December 31, 1995, these operating partnership units had a cost basis of approximately $434,000 and are reflected as minority interest in the accompanying financial statements. Current estimates of the total project cost, net operating income and the resulting "value" of the Martin Group affiliates' equity interest in the Property currently under construction and each of the Development Properties were made as of September 28, 1995, and based upon such estimates each partnership agreement specifies the maximum number of units that may be issued to the limited partners of that partnership, and the Board of Directors of the Company has accordingly reserved the same maximum number of shares of Common Stock that may be issued pursuant to the exchanges for limited partnership units described above. If the actual resulting equity is determined to be less than originally estimated (either because project costs are higher than estimated or because stabilized net operating income is less than estimated or both), then the number of limited partnership units - and the corresponding number of Company shares for which such units may be exchanged - will be reduced. Other than to reflect a stock split or other capital adjustment of the shares of Common Stock of the Company, under no circumstances can the number of units be increased above the number specified in the applicable partnership agreement. The Board of Directors of the Company has reserved a maximum of 1,915,000 Company shares for issuance upon exchange of the maximum number of 1,915,000 limited partnership units that may be issued with respect to all six Martin Properties.

     On November 29, 1995, the Company announced that its Board of Directors had formally adopted a new strategic plan ("Plan") for the Company intended to maximize total return to shareholders by focusing on growth through the acquisition, development, redevelopment and management of targeted retail properties. As a part of this Plan, the Board of Directors also approved a plan to dispose of certain non-retail, non-core properties that lack strategic fit, with the objective of redeploying those assets into more attractive retail properties.

     The disposition plan was initiated with the December 1995 sale of the Company's interest in the Beverly Garland Holiday Inn Hotel. In the fourth quarter of 1995, the Company recognized one-time charges of $24,920,000 related to the implementation of the Plan. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As a part of the overall Plan, the Company determined that it was appropriate to internalize the management of its properties which were previously managed by an outside property management firm. The internalization process was completed on December 31, 1995.

     Also in support of the Plan, the Board of Directors determined that a reduction in the dividend would assist the Company in accomplishing its objectives and reduced the quarterly dividend from $.36 per share to $.25 per share for payment on December 29, 1995 to shareholders of record as of December 15, 1995. This represents an annual dividend level of $1.00 per share, compared to the prior annual dividend rate of $1.44 per share.

     The Company operates so as to qualify as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code. Under those sections of the Internal Revenue Code, the Company must distribute annually to its stockholders at least 95% of its taxable income and must meet certain other asset and income tests. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates.

     The Company competes with developers, real estate companies, pension funds and other real estate investors, many of which have greater financial resources than the Company, in seeking land for development, and properties for acquisition. There are many shopping centers that compete with the Company's properties in attracting tenants to lease space. In addition, tenants at the Company's properties face increasing competition from other shopping centers, direct mail and telemarketing.

     The Company currently employs 30 people. Its principal executive offices are located at 610 West Ash Street, Suite 1600, San Diego, California, 92101, and its telephone number is (619) 652-4700.

ITEM 2.  PROPERTIES

     The retail properties consist of 13 neighborhood/community shopping centers, 1 promotional/power center, and 2 factory outlet centers containing in the aggregate approximately 2.3 million square feet of total gross leasable area ("GLA"). The majority of these properties are located in Southern California, including 12 in San Diego County, 1 in Los Angeles County, and 1 in Orange County. Two retail properties are located in Northern California.

     The retail properties range in size from approximately 36,722 square feet to approximately 516,538 square feet. They are designed to attract local and regional area customers and are typically anchored by one or more nationally or regionally known retailers. Depending on the market focus of a specific property, major retailers at a property may include value-oriented discount stores, supermarkets, drugstores, membership warehouses, shops or well-known specialty retailers. A number of the properties contain an entertainment component such as a theater multiplex.

     The non-strategic properties consist of 7 office/industrial properties, 6 located in San Diego County and 1 in Orange County. Five of these properties are single tenant facilities ranging in size from approximately 28,600 square feet and 338,485 square feet. Two are multi-tenant office facilities of approximately 101,920 square feet and approximately 117,128 square feet.

     Twenty of the properties are owned by the Company in fee and 3 are held by the Company under long-term ground leases expiring at various dates through 2035. The Company leases its properties to approximately 427 different tenants. Overall occupancy of properties owned by the Company at December 31, 1994 remained at 94% during calendar 1995. No single tenant accounts for as much as 10% of the Company's current scheduled revenues.

     The following table sets forth the completed, operating properties owned by the Company at December 31, 1995.

                                PERCENT                 NET          DECEMBER 31, 1995

                                OWNED BY    YEAR        RENTABLE          PERCENT

                                COMPANY     ACQUIRED    SQUARE FEET       LEASED       PRINCIPAL TENANTS (LEASE EXPIRATION DATE)
                                ---------------------------------------------------------------------------------------------------
RETAIL PROPERTIES
The Plaza at Puente Hills       100%        1993          516,538          92%         IKEA (10/31/07)
City of Industry                                                                       Circuit City (1/31/08)
                                                                                       AMC Theatres (11/30/07)
                                                                                       Smart & Final (11/30/11)
                                                                                       Office Depot (8/31/12)

San Diego Factory               100%        1992          254,400           93%        Nike (5/31/04)
Outlet Center                               1993                                       Levi's (1/31/01)
San Ysidro                                                                             Mikasa (12/27/98)
                                                                                       Van Heusen (12/31/98)
                                                                                       K-Mart (8/31/06)

Point Loma Plaza                100%        1989          213,229           96%        Vons (12/31/08)
San Diego (Point Loma)                                                                 Sports Chalet (11/20/97)
                                                                                       Millers Outpost (1/31/08)


                                PERCENT                 NET          DECEMBER 31, 1995

                                OWNED BY    YEAR        RENTABLE          PERCENT

                                COMPANY     ACQUIRED    SQUARE FEET       LEASED       PRINCIPAL TENANTS (LEASE EXPIRATIONS)
                                ---------------------------------------------------------------------------------------------------
Pacific West Outlet Ctr.        100%        1993          202,795          100%        Liz Claiborne (5/31/06)
Gilroy                                                                                 Nike (1/31/05)
                                                                                       Levi's (8/31/01)
                                                                                       Mikasa (1/31/02)

Miramar Business Plaza          100%        1985          185,930           87%        Oak 'N Brass (7/31/01)
San Diego (Mira Mesa)                       1991                                       Krause's Sofa Factory (2/28/03)

Mesa Shopping Center            100%        1984          142,532           93%        Lucky Stores (11/30/09)
San Diego (Mira Mesa)                                                                  Thrifty Drugs (5/31/99)
                                                                                       McDonald's (6/16/99)

Wiegand Plaza II                100%        1986          110,212           85%        AMC Theatres (12/31/02)
Encinitas                                   1988                                       TJ Maxx (3/31/05)
                                            1990                                       Burger King (8/31/02)

La Mancha Shopping               98%        1988          103,904           100%       Ralphs Supermarket (4/30/99)
Center                                                                                 Thrifty Drugs (5/31/99)
Fullerton                                                                              Marriott Corp. (Carrows) (12/31/98)

Independence Square             100%        1983           92,627            97%       Ethan-Allen Interiors (11/30/14)
San Diego (Kearny Mesa)

Santee Village Square           100%        1985           80,995            92%       AMC Theatres (12/31/98)
Santee                                                                                 Family Fitness (4/30/05)

Poway Plaza                     100%        1988           71,560            87%       Thrifty Drugs (5/31/07)
Poway                                                                                  Wherehouse Records (1/31/98)
                                                                                       Kentucky Fried Chicken (10/31/02)

Navajo Shopping Ctr.            100%        1983           81,435            67%       Thrifty Drugs (5/31/13)
San Diego (Lake Murray)                     1993
                                            1995

Village Station                 100%        1984           57,673            86%       Village Station Market (12/31/09)
La Mesa                                     1993                                       Round Table Pizza (12/31/96)

Ruffin Village                  100%        1985           44,594            83%       Carl's Jr. (10/23/99)
San Diego                                                                              Subway (3/31/04)
(Kearny Mesa)                                                                          Tam's Stationers (4/13/00)

Plaza Rancho Carmel             100%        1988           36,722            79%       Graziano's Pizza (9/30/00)
San Diego                                                                              ABC Daycare (12/31/02)
(Carmel Mtn. Ranch)

Richmond Shopping Ctr.           95%        1995           76,670            97%       Walgreens (11/30/33)
Richmond, CA                                            ---------                      FoodsCo (9/30/13)

Total Retail                                            2,271,816
                                                        ---------


                                PERCENT                 NET          DECEMBER 31, 1995

                                OWNED BY    YEAR        RENTABLE          PERCENT

                                COMPANY     ACQUIRED    SQUARE FEET       LEASED       PRINCIPAL TENANTS (LEASE EXPIRATIONS)
                                ---------------------------------------------------------------------------------------------------
OFFICE/INDUSTRIAL PROPERTIES
Anacomp Building                100%        1992          338,485          100%        Anacomp Regional Manufacturing/
Poway                                                                                   Engineering Facility (6/30/08) (1)

Bergen Brunswig Bldg.           100%        1992          175,000          100%        Bergen Brunswig Corp. (3/31/00)
Orange

McDonnell Douglas Bldg.         100%        1987          159,854          100%        McDonnell Douglas (Alcoa)
San Diego                                                                              (7/14/96)(2)
(Rancho Bernardo)

Fireman's Fund Bldg.            100%        1989          117,128           95%        Fireman's Fund (9/30/05)
San Diego                                                                              CREDCO (9/13/98)
(Kearny Mesa)

Highlands Plaza                 100%        1988          101,920           86%        Laser Power Corp. (12/31/01)
San Diego                                                                              Applied Retail Solutions (4/30/00)
(Del Mar Highlands)

IMED Buildings                  100%        1987           49,284          100%        IMED Corporation (3/21/97)
San Diego                                   1988
(Scripps Ranch)

Marcoa Building                 100%        1989           28,600          100%        Marcoa Publishing Company (9/30/99)
San Diego                                                --------
(Sorrento Mesa)

Total Office/Industrial                                   970,271
                                                          -------

Total                                                   3,242,087
                                                        ---------
                                                        ---------


Notes:

(1) In January 1996, Anacomp Corporation filed for protection under Chapter 11 of the Bankruptcy Code and has subsequently entered into negotiations with the Company to reduce its leased space by approximately 50 percent at current lease rates for a reduced term.
(2) The Company has entered into an agreement to sell the McDonnell Douglas building.

     The following table sets forth the indebtedness of the Company secured by its properties at December 31, 1995.

                                  Principal
                                  Balance
                                  Outstanding                            Interest         Annual
Property (1)                      12/31/95         Maturity Date         Rate             Payment
- ------------                      --------         -------------         ----             -------
The Plaza at Puente Hills         $34,342,094     July 2001 (3)           7.98% (2)       $3,235,128 (2)
Point Loma Plaza                   16,312,026     December 1999 (3)       8.13             1,772,892
Bergen Brunswig Building            9,738,547     October 1999 (3)        8.38               912,096
Mesa Shopping Center                8,189,381     December 2001 (3)      10.00               911,976
Wiegand Plaza II                    7,579,016     December 2001 (3)      10.00               977,328
Richmond Shopping Center            7,132,012     January 2005 (3)        9.50               755,280
Village Station                     3,953,895     November 1996 (3)       9.38               415,596
San Diego Factory Outlet Center     3,161,633     September 2006          8.67               453,132
La Mancha Shopping Center           1,764,183     September 2004          7.75               282,120
                                  -----------                                             ----------
                                  $92,172,787                                             $9,715,548
                                  -----------                                             ----------
                                  -----------                                             ----------


Notes:
(1) Fireman's Fund Building, Poway Plaza, Santee Village and Pacific West Outlet Center are jointly encumbered under the Company's secured revolving line of credit agreement, which had $24,933,000 outstanding at December 31, 1995.
(2) Adjusted semi-annually at August 1 and February 1.
(3) Balloon payment at maturity.

   For additional information concerning encumbrances secured by the Company's properties, reference is made to Notes 2, 4 and 5 to the consolidated financial statements.

   THE PLAZA AT PUENTE HILLS represents 17.04% of the Company's total assets and 17.25% of the Company's total revenues as of December 31, 1995. Annual rentals range from $7.20 to $52.96 per square foot. One tenant, IKEA Furniture, occupies more than 10% of the rentable square footage (150,000 square feet) at a rental of $1.1 million per annum, for a term ending in 2007, with four five-year renewal options. The 1995 property tax rate was 1.97% resulting in a tax of approximately $1,186,000 (including special assessments), substantially all of which is reimbursed by tenants under their leases. Management believes that the property is adequately covered by insurance.

   During the period 1993 to 1995 this property has experienced the following a average rental per square foot and occupancy percentage:

                              Average Rental
    Year-End                  Per Square Foot          Occupancy %
    --------                  ---------------          -----------
     1993                        $12.40                   94%
     1994                         12.70                   93
     1995                         12.77                   92


     The property was constructed in three phases from 1987 to 1992 and the Company does not believe that operating data during the various construction phases would be meaningful.

     The following tabulation shows the expiration schedule of leases as of December 31, 1995.

                                             Annual
           No. leases     Net Rentable       Scheduled Rents     % of
           Expiring       Square Feet        (in thousands)      Total Rent
           --------       -----------        --------------      ----------
 1996           7            19,232                $286              5%
 1997           6            31,460                 503              8
 1998          10            24,710                 399              7
 1999           1            10,350                  93              2
 2000           9            28,638                 498              8
 2001           2            11,237                 164              3
 2002           3            17,795                 408              7
 2003           4            24,968                 379              6
 2004           1             6,500                 177              3
 2005+          9           301,968               3,184             51

     THE PACIFIC WEST OUTLET CENTER represents 10.09% of the Company's total assets and 11.17% of the Company's total revenues as of December 31, 1995. Annual rentals range from $14 to $24 per square foot. No tenant leases more than 10% of the total space. The 1995 property tax rate was 1.12% resulting in a tax of approximately $485,000 (including special assessments), substantially all of which is reimbursed by tenants under their leases. Management believes that the property is adequately covered by insurance.

     During the period 1993 to 1995 this property has experienced the following average rental per square foot and occupancy percentage:

                                 Average Rental
           Year-End              Per Square Foot            Occupancy %
           --------              ---------------            -----------
             1993                    $18.79                    100%
             1994                     19.01                    100
             1995                     19.45                    100


     The property was constructed in 2 phases from 1990 to 1992 and the Company does not believe that operating data during the various construction phases would be meaningful.

     The following tabulation shows the expiration schedule of leases as of December 31, 1995.


                                             Annual
           No. leases     Net Rentable       Scheduled Rents     % of
           Expiring       Square Feet        (in thousands)      Total Rent
           --------       -----------        --------------      ----------
 1996          22            82,465              $1,645             42%
 1997           5             9,100                 187              5
 1998           7            17,275                 371              9
 1999           2             4,550                  98              2
 2000          12            31,625                 686             17
 2001           5            24,830                 440             11
 2002           3            14,700                 258              7
 2003           0                 0                   0              0
 2004           0                 0                   0              0
 2005+          2            18,250                 259              7


DEVELOPMENT PROPERTIES

     The Development Properties consist of one center currently under construction which will be acquired by the Company upon completion of construction and stabilization of net operating income, and four properties that are in various stages of pre-development. The properties consist of 3 promotional/power centers, 1 neighborhood/community shopping center, and 1 entertainment dominated complex. These properties range in size from approximately 180,000 square feet to approximately 350,000 square feet and are all located in the San Francisco Bay area. The total project costs for the five properties is estimated to be $180,000,000.

ENVIRONMENTAL

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its properties. Such laws may impose such liability without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal, or remediation of such substances may be substantial and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the Owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its development, ownership and operation of properties, the Company may be potentially liable under such laws and may incur costs in responding to such liabilities. No assurance can be given that any existing environmental studies with respect to any of the Company's properties reveal all environmental liabilities, that any prior owner or tenant of a property owned by the Company did not create any material environmental condition not known to the Company, that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise exist as to any one or more of the Company's properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company's liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Common Stock of the Company is listed on the New York Stock Exchange under the symbol "BPP". The following table sets forth the high and low sale prices of the Common Stock, as reported by the New York Stock Exchange Composite Tape, and the per share dividends paid by the Company for each calendar quarter during 1995 and 1994.


                                                              Dividends
     Quarter Ended              High           Low             Paid
     -------------              ----           ---            -----
     March 31, 1995             $13.38         $11.88         $.36
     June 30, 1995               13.50          11.63          .36
     September 30, 1995          14.50          11.50          .36
     December 31, 1995           11.88           9.50          .25

     March 31, 1994              19.13          17.00          .35
     June 30, 1994               18.50          16.88          .35
     September 30, 1994          17.63          15.75          .355
     December 31, 1994           16.13          12.63          .36

     At December 31, 1995, there were approximately 4,074 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                The following selected financial data is supplied to shareholders in order to present significant data covering the last five fiscal years and when combined with Management's Discussion and
           Analysis of Financial Conditions and Results of Operations
               (which is included elsewhere in this Annual Report)
                 provides an analysis of trends in Company size,
                  earnings, dividends, and scope of operations.

                     (in thousands except per share amounts)

                                                                   Year Ended December 31,

                                              1995           1994           1993           1992           1991
                                              ----           ----           ----           ----           ----
 OPERATING STATEMENT DATA

 TOTAL REVENUES                          $  48,669      $  51,387      $  41,179      $  28,025      $  24,838
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------

 Income (Loss) From Operations           $ (14,951)     $  13,164      $   9,846      $   1,058      $   2,469
 Gain on Sales of Real Estate                2,233

                                         ---------      ---------      ---------      ---------      ---------
 NET INCOME (LOSS)                       $ (12,718)     $  13,164      $   9,846      $   1,058      $   2,469
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------

 NET INCOME (LOSS) PER SHARE             $   (0.75)     $     .84      $     .77      $     .13      $     .40
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------

 DIVIDENDS PAID                          $  22,564      $  22,723      $  18,324      $  11,880      $   8,416
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------

 DIVIDENDS PAID PER SHARE                $    1.33      $   1.415      $    1.39      $    1.36      $    1.36
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------

 TAXABLE INCOME PER SHARE-
   ORDINARY                              $     .59      $     .95      $     .88      $     .52      $     .49
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------

 TAXABLE INCOME PER SHARE-
   CAPITAL GAIN                          $     .17      $     -0-      $     -0-      $     -0-      $     -0-
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------

 BALANCE SHEET DATA

 Total Assets                            $ 327,770      $ 358,022      $ 360,262      $ 259,790      $ 189,786
 Total Notes Payable                     $  92,173      $  89,799      $  56,153      $  59,622      $  59,011
 Line of Credit Advances                 $  24,933      $  26,000      $  64,100      $  19,100      $  44,809
 Convertible Subordinated
  Debentures                             $  25,700      $  25,700      $  42,354      $  80,530      $  16,173
 Number of Shares Outstanding at
  Year End                                  17,082         16,905         14,987          8,838          6,295
 Weighted Average Number of Shares          17,016         15,732         12,768          8,292          6,170

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. Historical results and percentage relationships set forth in the consolidated statements of income contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations.

The Company's mission is the development, construction, acquisition, and operation of retail shopping centers in California. As of the date of this report, the Company owned 16 completed and operating retail shopping centers, and had interests in 5 retail shopping centers in various stages of development. The Company also owned 7 completed and operating office/industrial properties which are recently considered non-strategic. It is the Company's intent to dispose of the non-strategic properties in the future as market conditions permit.

RESULTS OF OPERATIONS

Comparison of 1995 to 1994

In the fourth quarter of 1995, the Company announced that its Board of Directors had approved a plan to dispose of a portion of the Company's office portfolio and to redeploy the proceeds from disposition into target retail properties. As a result of the decision to dispose of these properties, the Company took a one-time non-cash charge of $21,373,000 to write those assets down to their fair market value. The Company took additional one-time charges of $1,047,000 to write down goodwill, outdated computer equipment and a discontinued investment in a real estate advisor, and $2,500,000 related to the implementation of the
Company's new strategic plan.   The $2,500,000 charge includes a non-cash
reduction in revenues of $1,278,000 primarily as a result of a change in the formula used to estimate common area maintenance reimbursements and percentage rents; and $975,000 in one-time general and administrative expenses related to the transition to a new management team, studies by new management of various organizational and operating policies of the Company, and organizational and strategic changes resulting from those studies including the internalization of property management and the installation of a new property management operating system.

Including these charges, NET INCOME decreased $25,882,000 from a net income of $13,164,000 in 1994 to a net loss of $12,718,000 in 1995. If the one-time charges were excluded, the Company would have reported net income before gain on sales of real estate of $9,969,000 in 1995 as compared to $13,164,000 in 1994. The principal reasons for this decrease include increases in interest expense, provision for bad debt, and depreciation and amortization, the sale of A-Storage in June 1995, and the changes in the formula used to estimate common area maintenance reimbursements and percentage rents. The principal reasons for this decrease are discussed in the following paragraphs.

REVENUES decreased $2,718,000 to $48,669,000 in 1995 from $51,387,000 in 1994.
This decrease is primarily due to the changes in estimation techniques previously mentioned, recognition in 1994 of certain 1993 tenant percentage rents that were not estimatable at the end of 1993, and a decrease in other percentage rents and sale of the A-Storage facility in 1995.

RENTAL OPERATING EXPENSE decreased $114,000 to $12,067,000 in 1995 from $12,181,000 in 1994. The decrease is primarily due to the sale of A-Storage.

THE PROVISION FOR BAD DEBT increased $670,000 to $972,000 in 1995 from $302,000 in 1994. This increase is primarily attributable to higher than normal credit problems amongst smaller tenants and a decision by the Company to increase the general provision for bad debt by $150,000.

INTEREST EXPENSE increased $378,000 to $11,960,000 in 1995 from $11,582,000 in 1994. The increase is primarily attributable to a higher short-term interest rate environment for much of 1995 and slightly higher average outstandings under the Company's lines of credit.

DEPRECIATION AND AMORTIZATION EXPENSE increased $1,153,000 to $13,117,000 in 1995 from $11,964,000 in 1994. The increase reflects additional depreciation expense for rehabilitations of existing properties during 1994 and 1995.

GENERAL AND ADMINISTRATIVE EXPENSE increased $890,000 to $3,084,000 in 1995 from $2,194,000 in 1994. The increase reflects the previously mentioned one-time charges.

In July 1995, the Company disposed of its A-Storage facility. Proceeds from the disposition totaled $2,619,000, resulting in a gain of $1,428,000. In December 1995, the Company sold its interest in Beverly Garland's Holiday Inn Hotel. Proceeds from the sale totaled $10,000,000 resulting in a gain of $805,000. Proceeds from these sales were used to reduce the Company's line of credit.

The Company considers FUNDS FROM OPERATIONS (FFO) to be a relevant supplemental measure of the performance of an equity REIT since such measure does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

During 1995, the Company reported that FFO decreased $4,542,000 to $20,586,000 from $25,128,000 in 1994. The principal reasons for this decrease include increases in interest expense and the provision for bad debt, the sale of the A-Storage facility, changes in accounting estimation techniques, and a decrease in tenant percentage rents. If the one-time charges were excluded, the Company would have reported FFO of $23,086,000 in 1995, a decrease of $2,042,000 from 1994.

Comparison of 1994 to 1993

NET INCOME increased $3,318,000 to $13,164,000 from $9,846,000 in 1993.  This improvement was primarily attributable to property acquisitions during the latter half of 1993. The principal reasons for this improvement are discussed in the following paragraphs.

REVENUES increased $10,208,000 to $51,387,000 in 1994 from $41,179,000 in 1993.
This increase resulted primarily from the combined effect of shopping center acquisitions (two new centers were purchased, along with additional interests in three partially owned centers and two free standing buildings adjacent to an existing center) and minor increases in occupancy and rental rates at existing properties.

RENTAL OPERATING EXPENSE increased $2,989,000 to $12,181,000 in 1994 from $9,192,000 in 1993. This increase was primarily due to the property acquisitions during 1993 which gave rise to an overall increase in real estate taxes, and operating and maintenance expenses.

INTEREST EXPENSE increased $1,099,000 to $11,582,000 in 1994 from $10,483,000 in
1993. This increase resulted from the combined effect of an increase in mortgage debt and an increase in interest rates in 1994 as compared to 1993. These increases were offset in part by a decrease in outstanding borrowings under the Company's line of credit and the conversion of a portion of the convertible debentures.

DEPRECIATION AND AMORTIZATION EXPENSE increased $2,534,000 to $11,964,000 in 1994 from $9,430,000 in 1993. The increase was due to the property acquisitions completed during the latter half of 1993.

During 1994, the Company reported that FFO increased $5,852,000 to $25,128,000 from $19,276,000 in 1993. This increase was primarily the result of property acquisitions during the latter half of 1993.

FUTURE EFFECT OF CERTAIN EVENTS

As described elsewhere in this report, during 1995 the Company's Board of Directors took a number of steps designed to concentrate the Company's future activities on retail properties. These steps included the acquisition of interests in six retail centers, five of which remain to be developed, the sale of its A-Storage and Beverly Garland's Holiday Inn interests, and the decision to sell its office/industrial properties over time and to redeploy the proceeds into retail properties. The Company is also undertaking planned rehabilitations at its Plaza at Puente Hills and Navajo Shopping Center that will involve temporary vacancies and reduced rental income during the rehabilitation period.

During 1995, McDonnell Douglas announced that it will not renew its lease from the Company upon expiration in July 1996. Current rent of $234,000 per month is well above market, and even though the Company has entered into an agreement to sell the McDonnell Douglas building, redeployment of the sales proceeds is not expected to produce a comparable level of replacement income. In January 1996, Anacomp Corporation filed for protection under Chapter 11 of the Bankruptcy Code and has subsequently entered into negotiations with the Company to reduce its leased space by approximately 50 percent at current lease rates for a reduced term. Depending upon the outcome of negotiations relating to the remaining space, revenues for 1996 and beyond could be adversely affected.

While the Company believes that the property writedowns that it took in 1995 reflect the current fair market values of each affected property, there can be no assurance that further losses may not be recognized upon the actual sale of any such property or that further writedowns may not be necessary to reflect changing market conditions prior to sale. Further, in addition to possible additional loss - or gain - on the redeployment of the proceeds of non-strategic properties that are sold, the impact on the Company's operations will depend upon the amount of sales proceeds from each asset sale and the timing and parameters of reinvestment opportunities.

While management is optimistic that its acquisition of the six retail development projects in 1995 will positively impact the Company's revenues, net income and FFO, such impact is expected to be minimal for 1996 as only one such property is fully operational today. Two properties are expected to be completed and operational in the third and fourth quarters of 1996, and completion of the development of the remaining three properties is not anticipated until 1997. Management also notes the risks inherent in the development of the properties and that actual costs of completion may exceed budgeted costs and/or that actual rental revenues upon completion may be less than anticipated.

In sum, management believes that 1996 will be a period of transition towards greater focus on the development, ownership and operation of retail properties. Because of the uncertainties involved in such transition, however, management is not now in a position to estimate the effects on operating results or net income for 1996.

LIQUIDITY

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments on notes payable, recurring tenant improvements, and dividend payments in accordance with REIT requirements and that cash on hand, available borrowings under credit facilities, proceeds from sales of non-strategic assets, and the use of project financing, as well as other debt and equity alternatives, will be adequate to provide the necessary capital to achieve growth.

Cash provided by operating activities and investing activities for 1995 increased to $26,597,000 as compared to $14,687,000 in 1994 primarily as a result of the proceeds received from the sales of real estate during 1995.

The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income with dividend distributions of $22,564,000 in 1995. Accordingly, federal income taxes were not incurred at the corporate level.

CAPITAL RESOURCES

During 1995, the Company renegotiated its secured and unsecured credit facilities to provide additional capacity of $15,000,000. Borrowings under the facilities bear interest at rates of IBOR (the bank's international reference rate) plus 1.75% or prime per annum and IBOR plus 2.00% or prime per annum, respectively. As of December 31, 1995, approximately $25,000,000 was available to be drawn under these facilities. These facilities in their present form, are scheduled to mature on June 1, 1997.

At December 31, 1995, the Company's capitalization consisted of $142,806,000 of debt and $164,496,000 of market equity (market equity is defined as shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 1995 of $9.63) resulting in a debt to total market capitalization rate of .46 to 1.0. At December 31, 1995, the Company's total debt consisted of $83,531,000 of fixed rate debt, including $25,700,000 of convertible debentures and $59,275,000 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 7.8%, respectively, at December 31, 1995.

During 1995, reinvested dividends under the Dividend Reinvestment Plan (the "Plan") provided $2,546,000 of additional equity to the Company (222,894 shares of Common Stock). During 1995, the Company suspended the optional cash payment portion of the Plan.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with an acceptable debt capitalization policy. The Company has on file with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of December 31, 1995, no such issuance has occurred.

EFFECTS OF INFLATION

Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company periodically evaluates its exposure to short-term interest rates and will, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate loans.

CAUTIONARY STATEMENT IDENTIFYING CERTAIN FACTORS THAT COULD AFFECT FUTURE
RESULTS.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including (a) the inability to lease currently vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant bankruptcies; (e) decreases in rental rates available from tenants; (f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (h) increases in interest rates; (i) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (j) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year and (k) the competitive factors described in "Item 1 - Business" and (l) unexpected environmental liabilities including of the type referred to in "Item 2 - Properties - Environmental" of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Burnham Pacific Properties, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Burnham Pacific Properties, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

//Deloitte & Touche LLP//
San Diego, California

March 11, 1996

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                      (in thousands, except share amounts)

 ASSETS                                                  1995           1994
 ------                                                  ----           ----
 Real Estate                                             $367,088       $387,959
 Less Accumulated Depreciation                            (54,388)       (49,506)
                                                         ---------      ---------
 Real Estate-Net                                          312,700        338,453
 Cash and Cash Equivalents                                  1,543          1,664
 Receivables-Net                                            5,647          9,109
 Other Assets                                               7,880          8,796
                                                         ---------      ---------
   Total                                                 $327,770       $358,022
                                                         ---------      ---------
                                                         ---------      ---------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
   Accounts Payable and Other                            $  3,458       $  1,877
   Accrued Interest on Convertible Debentures                 943            943
   Tenant Security Deposits                                   969            932
   Notes Payable                                           92,173         89,799
   Convertible Debentures                                  25,700         25,700
   Line of Credit Advances                                 24,933         26,000
                                                         ---------      ---------
   Total Liabilities                                      148,176        145,251
                                                         ---------      ---------

 Commitments and Contingencies

 Minority Interest                                            434            -0-
                                                         ---------      ---------

 Stockholders' Equity
  Preferred Stock, 5,000,000 Shares Authorized; No
  Shares Issued or Outstanding

 Common Stock, No Par Value, 40,000,000 Shares
  Authorized; 17,081,670 and 16,905,276
  Shares Outstanding at December 31, 1995
  and 1994, Respectively                                  262,130        260,262
 Notes Receivable-Directors' Stock Purchase                  (197)
 Dividends Paid in Excess of Net Income                   (82,773)       (47,491)
                                                         ---------      ---------

 Total Stockholders' Equity                               179,160        212,771
                                                         ---------      ---------

 Total                                                   $327,770       $358,022
                                                         ---------      ---------
                                                         ---------      ---------

 See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
               (in thousands, except share and per share amounts)

 REVENUES                                   1995           1994           1993
 --------                                   ----           ----           ----
 Rents                                      $    48,188    $    51,026    $    40,410
 Interest                                           481            361            769
                                            ------------   ------------   ------------

 Total Revenues                                  48,669         51,387         41,179
                                            ------------   ------------   ------------

 COSTS AND EXPENSES

 Interest                                        11,960         11,582         10,483
 Rental Operating                                12,067         12,181          9,192
 Provision for Bad Debt                             972            302            373
 General and Administrative                       3,084          2,194          1,855
 Depreciation and Amortization                   13,117         11,964          9,430
 Impairments/Writedowns of Assets                22,420
                                            ------------   ------------   ------------

 Total Costs and Expenses                        63,620         38,223         31,333
                                            ------------   ------------   ------------

 Income (Loss) from Operations Before
   Gain on Sales of Real Estate                 (14,951)        13,164          9,846
   Gain on Sales of Real Estate                   2,233
                                            ------------   ------------   ------------

 Net Income (Loss)                          $   (12,718)   $    13,164    $     9,846
                                            ------------   ------------   ------------
                                            ------------   ------------   ------------

 Net Income (Loss) Per Share                $     (0.75)   $      0.84    $      0.77
                                            ------------   ------------   ------------
                                            ------------   ------------   ------------

 Weighted Average Number of Shares           17,016,354     15,731,552     12,767,606
                                            ------------   ------------   ------------
                                            ------------   ------------   ------------


 See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1994 and 1993
                      (in thousands, except share amounts)


                                                                        Notes
                                                                        Receivable     Dividends
                                                                        Directors'     Paid in
                                               Common Stock             Stock          Excess of
                                          Shares          Amount        Purchase       Net Income      Total
- --------------------------------------------------------------------------------------------------------------
 Balance, January 1, 1993                8,837,947       $123,333                      $(29,454)      $ 93,879

 Issuance of Common Stock:
  Public Offering-Net                    3,450,000         64,231                                       64,231
  Conversion of Debentures-
    Net of Related Costs                 2,206,069         34,671                                       34,671
  Optional Cash Payments                   178,113          3,141                                        3,141
  Acquisitions of Real Estate              146,381          2,891                                        2,891
  Dividend Reinvestment                    133,828          2,319                                        2,319
  Exercised Options                         34,759            435                                          435
 Net Income                                                                               9,846          9,846
 Dividends Paid                                                                         (18,324)       (18,324)
                                        ----------       --------        --------      ---------      ---------
 Balance, December 31, 1993             14,987,097       $231,021                      $(37,932)      $193,089

 Issuance of Common Stock:
  Conversion of Debentures-
    net of related costs                 1,040,873         15,987                                       15,987
  Optional Cash Payments                   703,635         10,731                                       10,731
  Dividend Reinvestment                    161,363          2,488                                        2,488
  Acquisitions of Real Estate               10,058
  Exercised Options                          2,250             35                                           35
 Net Income                                                                              13,164         13,164
 Dividends Paid                                                                         (22,723)       (22,723)
                                        ----------       --------        --------      ---------      ---------
 Balance, December 31, 1994             16,905,276       $260,262                      $(47,491)      $212,771

 Issuance of Common Stock:
   Dividend Reinvestment                   222,894          2,546                                        2,546
   Open Market Repurchase of
    Common Stock                           (94,500)        (1,279)                                      (1,279)
   Directors' Stock Purchase                48,000            601           (197)                          404
   Net Loss                                                                             (12,718)       (12,718)
   Dividends Paid                                                                       (22,564)       (22,564)
                                        ----------       --------        --------      ---------      ---------
 Balance, December 31, 1995             17,081,670       $262,130         $ (197)      $(82,773)      $179,160
                                        ----------       --------        --------      ---------      ---------
                                        ----------       --------        --------      ---------      ---------

 See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)

 CASH FLOWS FROM OPERATING ACTIVITIES:                       1995             1994          1993
                                                             ----             ----          ----

 Net Income (Loss)                                           $ (12,718)      $ 13,164       $  9,846
 Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided by Operating Activities:
   Impairments/Writedowns of Assets                             22,420
   Gain on Sales of Real Estate                                 (2,233)
   Depreciation and Amortization                                13,117         11,964          9,430
   Provision for Bad Debt                                          972            302            373
 Changes in Other Assets and Liabilities:
   Receivables and Other Assets                                    902         (4,791)        (2,644)
   Accounts Payable and Other Liabilities                        1,581           (806)        (2,277)
   Tenant Security Deposits                                         37             (8)           184
                                                            -----------     ----------     ----------
 Net Cash Provided by Operating Activities                      24,078         19,825         14,912
                                                            -----------     ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Payments for Acquisitions of Real Estate and
  Capital Improvements                                         (10,380)        (5,939)       (99,838)
 Proceeds from Sales of Real Estate                             12,619
 Principal Payments on Notes Receivable                            280            801            149
 Advances for Notes Receivable                                                                (1,626)
                                                            -----------     ----------     ----------
 Net Cash Provided (Used) by Investing Activities                2,519         (5,138)      (101,315)
                                                            -----------     ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Borrowings Under Line of Credit Agreements                     27,025         26,660         16,200
 Repayments Under Line of Credit Agreements                    (28,092)       (29,760)       (11,200)
 Principal Payments of Notes Payable                            (4,758)        (1,354)       (31,881)
 Open Market Repurchase of Stock                                (1,279)
 Repayments on Notes Receivable-
   Directors' Stock Purchase                                       404
 Dividends Paid                                                (22,564)       (22,723)       (18,324)
 Dividend Reinvestment                                           2,546          2,488          2,319
 Issuance of Stock, Net                                                        10,766         67,807
 Proceeds From Issuance of Notes Payable                                                      61,953
 Issuance of Convertible Debentures-Net of
  Related Costs                                                                               (1,631)
                                                            -----------     ----------     ----------
 Net Cash Provided (Used) by Financing Activities              (26,718)       (13,923)        85,243
                                                            -----------     ----------     ----------
 Net Increase (Decrease) in Cash and Cash Equivalents             (121)           764         (1,160)
 Cash and Cash Equivalents at Beginning of Year                  1,664            900          2,060
                                                            -----------     ----------     ----------
 Cash and Cash Equivalents at End of Year                    $   1,543       $  1,664       $    900
                                                            -----------     ----------     ----------
                                                            -----------     ----------     ----------


                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)
                                   (continued)

 SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:                              1995            1994          1993
                                                     ----            ----          ----
 Cash Paid During the Year for Interest
  (Net of Amounts Capitalized)                       $11,930        $12,450        $11,714
                                                     -------        -------        -------
                                                     -------        -------        -------

 SUPPLEMENTAL DISCLOSURES OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

 Notes Payable Assumed                               $ 7,132                       $ 6,459
 Operating Partnership Units Issued
  in Connection with Real Estate Acquisition             434
 Other                                                 1,838                           400
 Reduction of Receivables in Connection
  With Real Estate Acquisitions                                                      2,922
 Common Stock Issued in Connection
  With Real Estate Acquisitions                                                      2,891
                                                     -------       --------        -------

 Fair Value of Real Estate Acquired                  $ 9,404        $   -0-        $12,672
                                                     -------        -------        -------
                                                     -------        -------        -------

 Conversion of Debentures into Common Stock          $   -0-        $16,654        $36,545
                                                     -------        -------        -------
                                                     -------        -------        -------

 Notes Receivable-Directors' Stock Purchase          $   601        $   -0-        $   -0-
                                                     -------        -------        -------
                                                     -------        -------        -------


 See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Burnham Pacific Properties, Inc. (the "Company") is an equity real estate investment trust ("REIT") which owns, operates and develops retail properties in California. The Company's properties consist of 16 retail centers, 5 single tenant office/industrial buildings and 2 multi-tenant office buildings.
Eighteen of these properties are located in San Diego County, two in Orange County, one in Los Angeles County, one in Santa Clara County and one in Contra Costa County. In addition, the Company has interests in 5 retail shopping centers in various states of development. (See Note 3)

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all majority-owned partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate

     Real Estate is stated at cost or, in the case of real estate which management believes is impaired, at the lower fair value of such properties. Additions, renovations and improvements are capitalized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives ranging from 14 to 30 years for buildings, 2 to 17 years for improvements, and 3 to 10 years for furniture, fixtures and equipment.

Amortization

     Deferred loan fees, direct lease costs and certain other costs are amortized using the straight-line method over the related estimated life.

Income Taxes

     Income taxes have not been provided as the Company believes that it has met all requirements in 1995, 1994, and 1993 to qualify as a REIT under Internal Revenue Code Sections 856-860 including the distribution of at least 95% of ordinary taxable income to stockholders. Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, depreciation, rental revenue, and Impairments/Writedowns of assets. The reported amounts of the Company's net assets at December 31, 1995 was less than their tax basis for Federal purposes by approximately $19,158,000.

Net Income Per Share

     Net income per share is calculated using the weighted average number of shares outstanding during each year.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of less than 90 days.

Financial Instruments

     The carrying values reflected in the consolidated balance sheets at December 31, 1995 and 1994 reasonably approximate the fair values for cash and cash equivalents, receivables, accounts payable, and line of credit advances.
In making such assessment, the Company has utilized discounted cash flow analyses, estimates, and quoted market prices as appropriate. The Company estimates that the fair value of the Convertible Debentures at December 31, 1995 is lower than their carrying value by approximately $900,000 and the fair value of notes payable is higher than their carrying value by approximately $2,600,000. At December 31, 1994, the Company estimated that the fair value of the Convertible Debentures was lower than their carrying value by approximately $3,400,000 and the fair value of notes payable was higher than their carrying value by approximately $2,200,000.

Accounting for Impairments

     In the fourth quarter of 1995, the Company adopted statement of accounting standards number 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable (see Note 7).

Reclassifications

     Certain of the 1994 and 1993 amounts have been reclassified to conform to 1995 presentation.

2.   REAL ESTATE

     Real Estate is summarized as follows (in thousands):

                                                 December 31,
                                              1995           1994
                                              ----           ----
 Retail Centers                           $260,177       $247,486
 Office/Industrial Buildings               103,017        123,987
 Retail Centers Under Development            2,691              0
 Hotel                                           0         14,762
 Other                                       1,203          1,724
                                          --------       --------
   Total Real Estate                       367,088        387,959
 Accumulated Depreciation                  (54,388)       (49,506)
                                          --------       --------
 Real Estate - Net                        $312,700       $338,453
                                          --------       --------
                                          --------       --------

    The Real Estate is leased to tenants under leases expiring at various dates through 2033. Certain of these leases contain provisions for rent increases based on cost-of-living indices and certain leases contain renewal options of up to 55 years. Future minimum rental income to be received by the Company under the terms of these operating leases is as follows as of December 31, 1995 (in thousands):


   Year Ending December 31,
          1996                  $ 38,246
          1997                    34,439
          1998                    31,396
          1999                    29,902
          2000                    15,553
          Later Years            106,369
                                --------
          Total                 $255,905
                                --------
                                --------

     Certain real estate, with a net book value of $228,592,000 at December 31, 1995, is pledged as collateral for notes payable described in Note 4. In addition, the notes are secured by assignments of rents on such real estate. Certain real estate is located on land which is subject to noncancelable ground leases expiring at various dates through 2035 with minimum annual lease payments of approximately $406,000.

3.   DEVELOPMENT PROPERTIES

     On September 28, 1995 the Company and various persons affiliated with The Martin Group of Companies, Inc., a San Francisco-based real estate development firm owned by J. David Martin, executed definitive documents relating to the Company's acquisition of a portfolio of six retail properties in the San Francisco Bay area (the "Martin Properties"). On October 1, 1995, Mr. Martin became President and Chief Executive Officer of the Company and a member of the Company's Board of Directors.

     The six Martin Properties consist of one completed retail center, one center currently under construction, and four properties (the "Development Properties"), to which the Martin Group affiliates had development rights and that are in various stages of pre-development.

     The acquisition vehicles for the six Martin Properties are six separate limited partnerships of which the Company is general partner and affiliates of The Martin Group are the limited partners. Each of the partnership agreements contemplates that the Company will acquire or develop a specified Martin Property through the relevant partnership and that upon completion and stabilization of the Property the Company will receive an initial 10% annual return on its investment. Under the terms of the agreements entered into on September 28, 1995, the Martin Group affiliates have contributed all of their interest in the relevant Martin Properties in exchange for limited partnership units in their respective partnerships. At the closing of the completed and operating retail center, the Company paid approximately $1,400,000 of cash to acquire minority interests and as general partner of the relevant partnership became responsible for mortgage indebtedness of approximately $7,132,000 secured by such Property. For the Property currently under construction, the partnership will only become effective upon completion of construction and stabilization of net operating income. At such time that partnership will become responsible for mortgage indebtedness of approximately $19,200,000 secured by such Property. Upon the closing of the acquisition of the development rights for each of the Development Properties, the Company became obligated to contribute funds to the partnership sufficient to reimburse the Martin Group for its out-of-pocket costs with respect to the relevant Development Property and thereafter to make further contributions to the partnership to fund the completion of the Property. The Board of Directors of the Company (exclusive of Mr. Martin) has authority to determine not to proceed with the commencement of construction of a Development Property, in which event the Martin Group affiliates would have the option to reacquire the Property at the Company's cost.

     The partnership agreement for the Property currently under construction and each of the Development Properties provides that upon completion of the Property, the annualized stabilized net operating income of the Property will be multiplied by 10 in order to arrive at the completed value of the Property, the cost of construction and other project costs will be deducted from such completed value in order to "value" the equity interests of the limited partners in the Property, and such equity interest will be stated as a number of limited partnership units determined by dividing such limited partners' equity by $16. The actual value of such limited partnership units is intended to be the market value of an equivalent number of shares of the Company's Common Stock, inasmuch as each holder of limited partnership units will have the right to "put" such units to the partnership at the then market value of an equivalent number of Company shares. Upon the exercise of such "put", the Company has the option of exchanging such units for Company shares on a 1-for-1 basis.


     The limited partnership that acquired the completed retail center issued limited partnership units exchangable for 41,878 shares of Common Stock in consideration for the interests of the Martin Group affiliates in the Property. At December 31, 1995, these operating partnership units had a cost basis of approximately $434,000 and are reflected as minority interest in the accompanying financial statements. Current estimates of the total project cost, net operating income and the resulting "value" of the Martin Group affiliates' equity interest in the Property currently under construction and each of the Development Properties have been made, and based upon such estimates each partnership agreement specifies the maximum number of units that may be issued to the limited partners of that partnership, and the Board of Directors of the Company has accordingly reserved the same maximum number of shares of Common Stock that may be issued pursuant to the exchanges for limited partnership units described above. If the actual resulting equity is determined to be less than originally estimated (either because project costs are higher than estimated or because stabilized net operating income is less than estimated or both), then the number of limited partnership units - and the corresponding number of Company shares for which such units may be exchanged - will be reduced. Other than to reflect a stock split or other capital adjustment of the shares of Common Stock of the Company, under no circumstances can the number of units be increased above the number specified in the applicable partnership agreement. The Board of Directors of the Company has reserved a maximum of 1,915,000 Company shares for issuance upon exchange of the maximum number of 1,915,000 limited partnership units that may be issued with respect to all six Martin Properties.

     The total project cost (exclusive of partnership units representing the equity interest of the limited partners) for the Property currently under construction and all four Development Properties is estimated to be $180,000,000.


4.   NOTES PAYABLE

     Mortgage notes are summarized as follows (in thousands):


                                                             December 31,
                                                          1995         1994
                                                          ----         ----
 Mortgage notes at fixed rate of 7.75% to 10.00%
 payable in monthly installments to 2006:
   Insurance Companies                                    $33,166      $33,896
   Banks and Savings and Loan Associations                 36,106       36,697
   Pension Funds                                           22,901       16,070
   Other                                                        0        3,136
                                                          -------      -------
 Total Notes Payable                                      $92,173      $89,799
                                                          -------      -------
                                                          -------      -------

     Principal maturities on the notes payable are summarized as follows (in thousands):


          Year Ending December 31,:
          1996                                 $  5,785
          1997                                    1,993
          1998                                    2,121
          1999                                   25,928
          2000                                    1,789
          Later Years                            54,557
                                                -------
          Total                                 $92,173
                                                -------
                                                -------

5.   LINE OF CREDIT ADVANCES

     The Company has a $40,000,000 revolving bank line of credit secured by certain real estate on which outstanding borrowings during 1995 accrued interest or IBOR (the bank's international reference rate) plus 1.75% or prime. At December 31, 1995 and 1994, the Company had $24,933,000 and $21,000,000,
respectively, outstanding under this line at an average rate of approximately 7.56% and 8.24%, respectively.

     In addition, the Company has a $10,000,000 unsecured line of credit with a bank under which outstanding borrowings during 1995 accrued interest at IBOR plus 2.00% or prime. At December 31, 1995 and 1994, $-0- and $5,000,000 were outstanding, respectively.

     Both of the Company's lines of credit expire in June 1997 and are subject to various borrowing base and debt service coverage limitations including that the ratio of dividends paid to "funds from operations" (net income plus depreciation and amortization) must not exceed 95%.

6.   CONVERTIBLE DEBENTURES

     On March 6, 1992, the Company issued $75,000,000 of 8-1/2% Convertible Debentures due 2002 at $1,000 per Debenture. The Debentures are convertible at any time prior to maturity into shares of Common Stock at a conversion price of $16 per share, subject to adjustment under certain conditions. On December 31, 1995, the last sale price of the Common Stock, as reported on the New York Stock Exchange, was $9.63 per share. Through December 31, 1995, 3,081,238 shares were issued as a result of the conversion of $49,300,000 of these Debentures.

7.   IMPAIRMENTS/WRITEDOWNS OF ASSETS

     During the fourth quarter 1995, the Company announced that its Board of Directors had approved a plan to dispose of a portion of the Company's office portfolio and to redeploy the proceeds from disposition into target retail properties. As a result of the decision to dispose of these properties, the Company took a one-time non-cash charge of $21,373,000 to write those assets down to their fair market value of approximately $30,533,000 at December 31, 1995. Fair market value was based on estimated sales proceeds and discounted cash flows for the related properties. In addition, the Company took additional one-time charges of $1,047,000 to write down goodwill, outdated computer equipment and a discontinued investment in a real estate advisor.

8.   GAIN ON SALES OF REAL ESTATE

     During 1995, the Company disposed of A-Storage Place and Beverly Garland's Holiday Inn. Proceeds from the dispositions totaled approximately $12,619,000, resulting in a gain of approximately $2,233,000. Such proceeds were used to reduce borrowings under the Company's credit facilities.

9.   DIVIDEND DISTRIBUTIONS

     Based on information provided by the Company's regular tax advisor, the status of the dividends distributed for 1995, 1994 and 1993 for Federal income tax purposes is as follows:


                                1995           1994           1993
                                ----           ----           ----

 Taxable Portion:
 Ordinary                      44.4%          67.0%          63.2%
 Capital Gain                  12.4%            -0-            -0-
                              ------         ------         ------
                               56.8%          67.0%          63.2%
 Return of Capital             43.2%          33.0%          36.8%
                              ------         ------         ------
 TOTAL                        100.0%         100.0%         100.0%
                              ------         ------         ------
                              ------         ------         ------

10.  PUBLIC OFFERINGS

     During September 1993, the Company filed with the Securities and Exchange Commission a $200,000,000 shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either Common Stock or debentures for repaying outstanding debt, potential future acquisitions of commercial real estate and general corporate purposes.As of December 31, 1995, no issuances have occurred.

11.  PRICE RANGE OF COMMON STOCK

                                Market Quotations
                                                         Dividends
 Quarter Ended                  High            Low           Paid

- ------------------------------------------------------------------
 March 31, 1993               $20.50         $15.75           $.34
 June 30, 1993                 20.63          18.38            .35
 September 30, 1993            19.75          18.50            .35
 December 31, 1993             20.88          16.13            .35

 March 31, 1994                19.13          17.00            .35
 June 30, 1994                 18.50          16.88            .35
 September 30, 1994            17.63          15.75           .355
 December 31, 1994             16.13          12.63            .36

 March 31, 1995                13.38          11.88            .36
 June 30, 1995                 13.50          11.63            .36
 September 30, 1995            14.50          11.50            .36
 December 31, 1995             11.88           9.50            .25

     Market quotations are from the New York Stock Exchange Index. As of December 31, 1995, there were approximately 4,074 holders of record of the Company's shares.

12.  STOCK OPTIONS

     The Company has a stock option plan which expires in November 1997 and is administered by the Compensation Committee of the Board of Directors. The plan provided options for a maximum of 1,000,000 shares of Common Stock at an exercise price of at least 100% of the market value of such stock on the date the options are granted.Options granted expire 10 years from the date of grant. In November 1995, the Board of Directors increased the number of shares available for grant by 800,000 subject to approval by the shareholders at the 1996 Annual Meeting. At December 31, 1995, options for 501,537 shares are exercisable and, assuming approval by the shareholders of the 800,000 option increase, options for 625,152 shares will be available for granting (see Note 18).

     Activity under the stock options plan is summarized below:

                                                                                         Exercise
                                                  Number of Shares                         Price
                                     Incentive      Non-Qualified        Total           Per Share
 Outstanding, January 1, 1993         149,116          272,181           421,297       $15.20-$18.63
 Granted, May 25, 1993                                   6,000             6,000       $18.81
 Granted, June 10, 1993                57,500                             57,500       $18.88
 Granted, July 26, 1993                                 24,000            24,000       $18.88
 Exercised                            (54,158)         (26,800)          (80,958)      $16.19-$18.88
 Reclassified                           4,036           (4,036)
                                      --------         --------          --------
 Outstanding, December 31, 1993       156,494          271,345           427,839       $15.20-$18.88
 Granted, May 3, 1994                                   30,000            30,000       $17.59
 Exercised                                              (2,250)           (2,250)      $15.20-$16.00
 Canceled                             (56,052)                           (56,052)      $16.00-$18.88
                                      --------         --------          --------
 Outstanding, December 31, 1994       100,442          299,095           399,537       $15.20-$18.88
 Granted, May 4, 1995                                   25,000            25,000       $12.09
 Granted, June 1, 1995                                 125,000           125,000       $12.50
 Granted, October 1, 1995                              250,000           250,000       $12.88
 Granted, October 1, 1995*                             235,000           235,000       $12.88
 Exercised                                             (48,000)          (48,000)      $12.50
                                      --------         --------          --------      -------------
 Outstanding, December 31, 1995       100,442          886,095           986,537       $12.09-$18.88
                                      --------         --------          --------      -------------
                                      --------         --------          --------      -------------

*The options granted on October 1, 1995 for 235,000 shares are subject to approval of the 800,000 option increase by the shareholders at the 1996 Annual Meeting.

13.  DIVIDEND REINVESTMENT PLAN

     During 1995, 1994 and 1993, the Company had a Dividend Reinvestment Plan which enabled shareholders to invest their dividends in newly issued shares at a 5% discount from "fair market value" (as defined in the Plan). For 1995, 1994 and 1993, 222,894 shares, 161,363 shares, and 133,828 shares, respectively, were issued through the Plan. During 1994 and 1993, the Plan permitted participants to make optional cash payments to purchase stock at a 5% discount with a $100 minimum and a $5,000 maximum investment per quarter. During 1994 and 1993, approximately $10,731,000 and $3,141,000, respectively, of such optional payments were received and 703,635 and 178,113 shares, respectively, were issued. The Company suspended the optional cash payment portion of the Plan effective January 1, 1995 and the direct discounted reinvestment portion of the Plan effective January 1, 1996.

14.  REPURCHASE OF STOCK

     The Board of Directors has approved the repurchase of shares of the Company's Common Stock. During the second quarter of 1995, the Company purchased 94,500 shares of stock on the open market at an average price of $13.28. No such repurchases occurred during 1993 or 1994.

15.  TRANSACTIONS WITH RELATED PARTIES

     During 1993, the Company loaned to its then president $898,700, due March 31, 1995. Interest on the note was at the same variable rate the Company paid on its unsecured line of credit plus .25%. The note is secured by approximately 71,000 shares of the Company's Common Stock owned by such former officer. In connection with the resignation of such officer in the fourth quarter of 1994, the note was modified to be interest-free from January 1, 1994 through March 31, 1995. Additionally, effective April 1, 1995 the note was reduced by the amount of accrued incentive compensation plus interest thereon (approximately $154,000), and was extended on an interest bearing basis, until March 31, 1996. In January 1996, the Board of Directors authorized the extension of the maturity of $700,000 of the note for one year to March 31, 1997, with interest payable in an amount equal to dividends payable on the shares of the Company's Common Stock securing the note.

     In April 1995, the Company entered into an agreement to contribute up to $650,000 as an investor in a real estate advisor organized to provide advisory services to investment vehicles acquiring real property located in the Republic of Mexico. The Company's chairman and two other unrelated individuals were the managers of, and individually owned interests in, the advisor. In November 1995, following the investment of $350,000 in the advisor, and in conjunction with the Board of Directors' determination to concentrate the Company's future activities on retail properties, the Company terminated the contribution agreement and wrote off its investment in the advisor.

     The Company temporarily advanced the $200,000 purchase price for 16,000 shares of its Common Stock purchased during 1995 by each of three Company directors, at the then fair market value of such stock. The note of one director, for $197,000 bearing interest at the Company's cost of borrowing, remained outstanding at December 31, 1995. The sales to the directors were a part of a stock purchase program offered to all Company employees which, except for the purchases by the three directors, was rescinded prior to year-end.

     For a description of transactions in which the Company's current president and chief executive officer was an interested party prior to his election to such positions and as a director (see Note 3).

16.  RETIREMENT SAVINGS PLAN

     In 1992, the Company implemented a contributory Retirement Savings Plan. The maximum contribution is 15% of annual salaries of which up to 3% is contributed by the Company at a rate of up to 75% of employee contributions. The Company's contributions to this Plan for 1995, 1994 and 1993 were approximately $29,000, $25,000 and $27,000, respectively.

17.  QUARTERLY FINANCIAL DATA (Unaudited)

     Summarized quarterly financial data for 1995 and 1994 is as follows (in thousands, except per share amounts):

                                                                Net Income
                 Total Revenues       Net Income (loss)      (loss) Per Share
                 --------------       -----------------      ----------------
 1995:
 First              $12,552              $   3,161               $  0.190
 Second              12,439                  4,231                  0.250
 Third               12,413                  2,335                  0.140
 Fourth              11,265                (22,445)                (1.330)
                    -------              ---------               --------
 Total              $48,669               $(12,718)               $(0.750)
                    -------              ---------               --------
                    -------              ---------               --------
 1994:
 First              $12,800              $   3,336                $ 0.221
 Second              12,854                  3,592                  0.230
 Third               12,947                  3,724                  0.234
 Fourth              12,786                  2,512                  0.151
                    -------              ---------               --------
 Total              $51,387              $  13,164                $ 0.840
                    -------              ---------               --------
                    -------              ---------               --------

     In the fourth quarter of 1995 in addition to the one-time charges described in Note 7, the Company took additional one-time charges of $2,500,000 related to the implementation of the Company's new strategic plan. The $2,500,000 charge includes a non-cash reduction in revenues of $1,278,000 primarily as a result of a change in the formula used to estimate common area maintenance reimbursements and percentage rents; and $975,000 in one-time general and administrative expenses related to the transition to a new management team, studies by new management of various organizational and operating policies of the Company, and organizational and strategic changes resulting from those studies including the internalization of property management and the installation of a new property management operating system.

18.  SUBSEQUENT EVENTS

     On January 31, 1996, the Company exercised its option to purchase the land for one of the Development Properties referred to in Note 3 for approximately $8,600,000.

     Subsequent to December 31, 1995, the Company granted 46,500 options to certain officers and employees. Such options are subject to approval of the 800,000 option increase by the shareholders at the 1996 Annual Meeting.

     In January 1996, Anacomp Corporation filed for protection under Chapter 11 of the Bankruptcy Code and has subsequently entered into negotiations with the Company to reduce its leased space by approximately 50 percent at current lease rates for a reduced term. Depending upon the outcome of negotiations relating to the remaining space, revenues for 1996 and beyond could be adversely affected.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its independent auditors on accounting or financial disclosure.


                                    PART III


ITEMS 10 THROUGH 13.

     Incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting to be filed subsequently hereto.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements and Independent Auditors' Report are included under Item 8.

     Independent Auditors' Report.

     Consolidated Balance sheets as of December 31, 1995 and 1994.

     Consolidated Statements of Income for each of the three years in the period ended December 31, 1995.

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995.

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

     Notes to Consolidated Financial Statements, December 31, 1995, 1994, and 1993.

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

     (c) EXHIBITS

     3.1 Articles of Incorporation of the Company, incorporated by reference to Registration Statement No. 33-14571. Reference is also made to pages A-4 through A-6 of Registration Statement No. 33-20489 for amendments adopted at the Company's Annual Meeting of Shareholders on June 3, 1988.

     3.2 Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2.2 filed with the Company's 1993 Form 10-K.

     4.1 Share certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.0 to Registration Statement No. 33-20489.

     4.2 Indenture for 8-1/2% Convertible Debentures Due 2002 dated as of January 1, 1992, between the Company and Trustee (including text of Debenture), incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-45160.

     10.1 Stock Option Plan of the Company, as amended July 26, 1993, incorporated by reference to Exhibit 10.1 filed with the Company's 1993 report on Form 10-K.

     10.2.1 Bank of America NT&SA Modification Loan Agreement dated October 6, 1993 for $25,000,000 secured revolving line of credit, incorporated by reference to Exhibit 10.2.2 filed with the Company's 1993 report on Form 10-K.

     10.2.2 Bank of America NT&SA Loan Agreement dated March 15, 1995 for $40,000,000, incorporated by reference to Exhibit 10.1 filed with the Company's March 31, 1995 report on Form 10-Q (replaced Loan Agreement referred to in 10.2.1).

     10.2.3 Bank of America NT&SA Modification Loan Agreement dated October 6, 1993 for $5,000,000 unsecured revolving line of credit, incorporated by reference to Exhibit 10.2.3 filed with the Company's 1993 report on Form 10-K.

     10.2.4 Bank of America NT&SA Loan Agreement dated March 15, 1995 for $10,000,000, incorporated by refernece to Exhibit 10.2 filed with the Company's March 31, 1995 report on Form 10-Q (replaced Loan Agreement referred to in 10.2.3).

     10.4 Bank of America NT&SA Loan Agreement dated July 26, 1994 for $35,000,000, incorporated by reference to Exhibit 10.1 filed with the Company's September 30, 1994 report on Form 10-Q.

     10.5 Employment Agreement between the Company and J. David Martin, dated as of October 1, 1995, incorporated by reference to Exhibit 10.1 filed with the Company's September 31, 1995 report on Form 10-Q..

     10.6* Form of Indemnification Agreement dated November 28, 1995 entered into with each of the Company's directors and officers.

     23.1*   Consent of Independent Auditors.


___________________
*Exhibit enclosed with this filing.

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1995

- ------------------------------------------------------------------------------------------------------------------------
                                                   INITIAL COST TO COMPANY:         COSTS CAPITALIZED
                                                                               SUBSEQUENT TO ACQUISITION:
      PROPERTY                  ENCUMBRANCES         LAND      BLDGS & IMPS        LAND       BLDGS & IMPS      CARRYING
                                                                                                                COSTS
- ------------------------------------------------------------------------------------------------------------------------
Independence Square                         0              0                             0                             0
                                                                  4,213,782                     3,519,275
   San Diego, California
Navajo Shopping Center                      0                                                                          0
                                                     571,588        961,731      1,197,679      3,290,977
   San Diego, California
Village Station                                                                                                        0
                                    3,953,895        307,143        847,841        528,426      4,525,300
   San Diego, California
Mesa Shopping Center                                                                     0                             0
                                    8,189,381      2,962,405      5,924,810                     2,069,688
   San Diego, California
Santee Village                              0                                                                          0
                                                   3,019,122      4,528,684              0        670,830
   San Diego, California
Miramar Business Plaza                      0              0                             0                             0
                                                                  3,759,067                     6,579,884
   San Diego, California
Ruffin Village                              0              0                             0                             0
                                                                  3,779,139                       287,379
   San Diego, California
Wiegand Plaza II                                                                                                       0
                                    7,579,016      4,986,224      9,279,037        414,574      3,583,269
   Encinitas, California
IMED Building                               0                                                                          0
                                                   2,085,891      2,081,981              0      2,599,291
   San Diego, California
McDonnell Douglas Building                  0                                   (2,304,272)                            0
                                                   3,388,440     17,785,111                    (4,536,573)
   San Diego, California
Plaza Rancho Carmel                         0                                                                          0
                                                   1,837,304      4,288,043              0        359,842
   San Diego, California
Poway Plaza                                 0                                                                          0
                                                   2,747,538      6,413,725              0        280,198
   Poway, California
Highland Plaza Office Building              0                                   (1,249,699)                            0
                                                   3,911,301     11,733,866                    (2,142,105)
   San Diego, California
La Mancha Shopping Center                                                                                              0
                                    1,764,183      2,202,830      5,981,355         99,473        463,109
   Fullerton, California
Firemen's Fund Building                     0                                                                          0
                                                   6,018,798     14,057,412     (2,312,681)    (3,791,124)
   San Diego, California
Marcoa Building                             0                                                                          0
                                                   1,432,434      3,342,347            247            576
   San Diego, California
Point Loma Plaza                                                                                                       0
                                   16,312,026     11,942,554     23,885,108         23,408      1,350,036
   San Diego, California
San Diego Factory Outlet Center                                                                                        0
                                    3,161,633      6,466,909     12,934,577      2,156,882      5,934,909
   San Diego, California
Bergen Brunswig Building                                                                                               0
                                    9,738,547      7,878,067     15,756,135         10,754        111,488
   Orange, California
Anacomp Building                            0                                                                          0
                                                   7,467,253     14,934,506          6,747         13,503
   Poway, California
John Burnham & Co. Building                 0                                                                          0
                                                     200,000      1,800,000       (200,000)    (1,602,921)
   San Diego, California
Pacific West Outlet Center                  0                                                                          0
                                                  11,660,208     23,342,431          3,682        118,182
   Gilroy, California
The Plaza at Puente Hills                                                                                              0
                                   34,342,094     19,333,333     38,666,667         48,744        685,031
   City of Industry, California
Richmond Shopping Center                                                                 0              0              0
                                    7,132,012      3,139,965      6,264,175
   Richmond, California
- ------------------------------------------------------------------------------------------------------------------------
                                            $              $              $    $(1,576,034)   $24,370,043             $-
- ------------------------------------------------------------------------------------------------------------------------
                                   92,172,787    103,559,307    236,561,530
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
                                    AMOUNTS AT WHICH CARRIED
                                       AT CLOSE OF PERIOD:
                                     LAND       BLDGS & IMPS      CARRYING          ACCUMULATED        DATE        LIFE
                                                                    COSTS          DEPRECIATION      ACQUIRED
- ------------------------------------------------------------------------------------------------------------------------
Independence Square                         0                                                        Sep 1983       3-25
                                                   7,733,057      7,733,057           2,559,672
  San Diego, California
Navajo Shopping Center                                                                               Sep 1983       3-15
                                    1,769,267      4,252,708      6,021,975             933,481
  San Diego, California
Village Station                                                                                       Apr 1984        15
                                      835,569      5,373,141      6,208,711           1,966,288
  San Diego, California
Mesa Shopping Center                                                                                  Jun 1984        25
                                    2,962,405      7,994,498     10,956,903           3,336,491
  San Diego, California
Santee Village                                                                                        Jan 1985        30
                                    3,019,122      5,199,514      8,218,636           1,904,809
  San Diego, California
Miramar Business Plaza                      0                                                         Dec 1985        25
                                                  10,338,951     10,338,951           3,608,225
  San Diego, California
Ruffin Village                              0                                                         Dec 1985        25
                                                   4,066,518      4,066,518           1,674,982
  San Diego, California
Wiegand Plaza II                                                                                      Sep 1986        30
                                    5,400,798     12,862,306     18,263,104           3,416,503
  Encinitas, California
IMED Building                                                                                           May-87        30
                                    2,085,891      4,681,272      6,767,163           1,276,840
  San Diego, California
McDonnell Douglas Building                                                                            Jul 1987        30
                                    1,084,168     13,248,538     14,332,706           5,042,401
  San Diego, California
Plaza Rancho Carmel                                                                                   Jul 1988        30
                                    1,837,304      4,647,885      6,485,189           1,180,335
  San Diego, California
Poway Plaza                                                                                           Oct 1988        30
                                    2,747,538      6,693,923      9,441,462           1,669,205
  Poway, California
Highland Plaza Office Building                                                                        Dec 1988        30
                                    2,661,602      9,591,761     12,253,363           2,186,137
  San Diego, California
La Mancha Shopping Center                                                                             Dec 1988        30
                                    2,302,303      6,444,464      8,746,767           4,017,742
  Fullerton, California
Firemen's Fund Building                                                                               Jan 1989        30
                                    3,706,118     10,266,288     13,972,405           2,834,167
  San Diego, California
Marcoa Building                                                                                       Sep 1989        30
                                    1,432,681      3,342,923      4,775,604             693,825
  San Diego, California
Point Loma Plaza                                                                                      Dec 1989        30
                                   11,965,962     25,235,144     37,201,106           5,301,419
  San Diego, California
San Diego Factory Outlet Center                                                                       Jan 1992        30
                                    8,623,791     18,869,486     27,493,277           2,040,020
  San Diego, California
Bergen Brunswig Building                                                                              Oct 1992        30
                                    7,888,821     15,867,623     23,756,444           1,693,838
  Orange, California
Anacomp Building                                                                                      Dec 1992        30
                                    7,474,000     14,948,009     22,422,009           1,494,144
  Poway, California
John Burnham & Co. Building                 0                                                         Dec 1992        30
                                                     197,079        197,079             193,140
  San Diego, California
Pacific West Outlet Center                                                                            Apr 1993        30
                                   11,663,890     23,460,613     35,124,503           2,087,979
  Gilroy, California
The Plaza at Puente Hills                                                                             Oct 1993        30
                                   19,382,077     39,351,698     58,733,775           2,926,855
  City of Industry, California
Richmond Shopping Center                                                                              Dec 1995        30
                                    3,139,965      6,264,175      9,404,140              17,196
  Richmond, California
- -----------------------------------------------------------------------------------------------
                                 $101,983,273   $260,931,573   $362,914,846         $54,055,694
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

See Notes to Schedule III on next page

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III NOTES
DECEMBER 31, 1995

Note 1: Firemen's Fund Building, Poway Plaza, Santee Village and Pacific West Outlet Center are jointly encumbered under the Company's secured revolving line of credit agreement, under which $24,933,000 was outstanding at December 31, 1995, which was not included in the table above.

Note 2:  The amounts above do not include:
$1,481,765 of furniture fixtures and equipment and $332,745 of related accumulated depreciation, and $2,691,070 of costs incurred to date on development of five retail centers which are also classified with property in the financial statements.

Note 3: The aggregate cost for federal income tax purposes for buildings and improvements December 31, 1995 was approximately $261,196,477.

                                           Land
                                           Buildings &        Accumulated
                                           Improvements       Depreciation
                                           ------------       -------------
Balance at December 31, 1993               $382,339,660         $40,021,696
Additions during period                       3,541,661(A)        8,540,674
                                          -------------        ------------
Balance at December 31, 1994               $385,881,321         $48,562,370
Additions during period                      16,640,020(A)       11,108,133
Cost of Real Estate sold                    (18,233,809)         (5,614,809)
Write down to Net Realizable Value:
  McDonnell Douglas Building                 (6,912,816)
  Firemen's Fund Building                    (6,990,564)
  Highlands Plaza                            (3,774,800)
  John Burnham & Co. Building                (1,958,696)
  Miramar Business Plaza                     (1,735,810)
                                          -------------        ------------
Balance at December 31, 1995               $362,914,846         $54,055,694
                                          -------------        ------------
                                          -------------        ------------


(A)  Additions during the period are broken down as follows:

                                               1995                1994
                                               ----                ----
  Cash Expenditures                       $   9,073,524        $  3,541,661
  Assumption of Debt                          7,132,012
  Operating Partnership Units Issued            434,484
                                          -------------        ------------
                                          $  16,640,020        $  3,541,661
                                          -------------        ------------
                                          -------------        ------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Burnham Pacific Properties, Inc.

                                        By://J. David Martin//
                                           --------------------------------
                                          J. David Martin, President

                                        Dated: //3-27-95//
                                               ----------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                            Title                        Date
- -------------------                ----------------         -------------------

 //Malin Burnham//                 Chairman of the Board        //3-27-95//
- ----------------------------                                -------------------
Malin Burnham

 //J. David Martin//               President, Director          //3-27-95//
- ----------------------------                                -------------------
J. David Martin

 //Daniel B. Platt//               Chief Financial Officer      //3-27-95//
- ----------------------------                                -------------------
Daniel B. Platt

 //Henry Rasmussen, Jr.//          Director                     //3-27-95//
- ----------------------------                                -------------------
Henry Rasmussen, Jr.

 //Richard R. Tartre//             Director                     //3-27-95//
- ----------------------------                                -------------------
Richard R. Tartre

                                   Director
- ----------------------------                                -------------------
Philip L. Gildred, Jr.

 //Thomas A. Page//                Director                     //3-27-95//
- ----------------------------                                -------------------
Thomas A. Page

 //Robert J. Lauer//               Director                       3-27-95
- ----------------------------                                -------------------
Robert J. Lauer