Form 10-Q
period 1996-03-31
BURNHAM PACIFIC PROPERTIES INC
filed 1996-05-15
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended March 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission file number  1-9524


                        BURNHAM PACIFIC PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                 California                               33-0204162
- ---------------------------------------------- ---------------------------------
(State of other jurisdiction of incorporation) (IRS Employer Identification No.)


  610 West Ash Street, San Diego, California                       92101
  ------------------------------------------               -------------------
   (Address of principal executive offices)                     (Zip Code)

                                 (619) 652-4700
                         ------------------------------
               Registrant's telephone number, including area code

                                       NA
                         ------------------------------
Former name, former address and former fiscal year if changed since last report.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES __X__   NO _____

Number of shares of the Registrant's common stock outstanding at May 14, 1996:
17,081,452

                          PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

ASSETS                                     March 31, 1996     December 31, 1995
                                           --------------     -----------------
Real Estate                                   $376,163            $367,088
Less Accumulated Depreciation                  (56,408)            (54,388)
                                              --------            --------
Real Estate-Net                                319,755             312,700
Cash and Cash Equivalents                        2,033               1,543
Receivables-Net                                  6,494               5,647
Other Assets                                     7,699               7,880
                                              --------            --------
Total                                         $335,981            $327,770
                                              --------            --------
                                              --------            --------
LIABILITIES AND STOCKHOLDERS'  EQUITY
Liabilities:
Accounts Payable and Other Liabilities           3,428               3,458
Accrued Interest on Convertible Debentures         397                 943
Tenant Security Deposits                         1,021                 969
Notes Payable                                   91,706              92,173
Convertible Debentures                          25,700              25,700
Line of Credit Advances                         35,183              24,933
                                              --------            --------
Total Liabilities                              157,435             148,176
                                              --------            --------
Minority Interest                                  434                 434
                                              --------            --------
Stockholders' Equity:
Preferred Stock, 5,000,000 Shares
Authorized; No Shares Issued or Outstanding


Common Stock, No Par Value,
40,000,000 Shares Authorized;
17,081,452 and 17,081,670 Shares
Outstanding at March 31, 1996, and
December 31, 1995, Respectively                262,151             262,130

Notes Receivable-Stock Purchase Plan               -0-                (197)

Dividends Paid in Excess of Net Income         (84,039)            (82,773)
                                              --------            --------
Total Stockholders' Equity                     178,112             179,160
                                              --------            --------
Total                                         $335,981            $327,770
                                              --------            --------
                                              --------            --------



See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

REVENUES                                    THREE MONTHS ENDED
                                     March 31, 1996  March 31, 1995
                                     --------------  --------------
Rents                                  $   12,134     $   12,452
Interest                                      111            100
                                       ----------     ----------
Total Revenues                             12,245         12,552
                                       ----------     ----------
COSTS AND EXPENSES

Interest                                   2,868           2,938
Rental Operating                           3,124           2,928
Provision for Bad Debt                       102              17
General and Administrative                   487             497
Depreciation and Amortization              2,620           3,011
                                       ----------     ----------
Total Costs and Expenses                    9,201          9,391
                                       ----------     ----------

Net Income                             $    3,044     $    3,161
                                       ----------     ----------
                                       ----------     ----------
Net Income Per Share                   $     0.18     $     0.19
                                       ----------     ----------
                                       ----------     ----------
Dividends Paid Per Share               $     0.25     $     0.36
                                       ----------     ----------
                                       ----------     ----------
Weighted Average Number  of Shares     17,081,506     16,906,298
                                       ----------     ----------
                                       ----------     ----------


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (IN THOUSANDS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                       March 31,     March 31,
                                                          1996          1995
                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $ 3,044       $ 3,161
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
   Depreciation and Amortization                          2,620         3,011
   Provision for Bad Debt                                   102            17
   Changes in Other Assets and Liabilities:
      Receivables and Other Assets                       (1,127)         (533)
      Accounts Payable and Other                           (576)         (407)
      Tenant Security Deposits                               52            16
                                                       ---------     ---------
Net Cash Provided By Operating Activities                 4,115         5,265
                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Property and
   Capital Improvements                                  (9,374)       (1,573)
Principal Payments on Notes Receivable                       40           179
                                                       ---------     ---------
Net Cash Used For Investing Activities                   (9,334)       (1,394)
                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements               11,850         7,875
Repayments Under Line of Credit Agreements               (1,600)       (7,482)
Principal Payments of Notes Payable                        (467)         (429)
Payment of Notes Receivable-Stock Purchase Plan             197
Dividends Paid                                           (4,271)       (6,086)
Dividend Reinvestment                                       -0-           674
                                                       ---------     ---------
Net Cash Provided by (Used for) Financing Activities      5,709        (5,448)
                                                       ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents        490        (1,577)
Cash and Cash Equivalents at Beginning Of Period          1,543         1,664
                                                       ---------     ---------
Cash and Cash Equivalents at End Of Period              $ 2,033       $    87
                                                       ---------     ---------
                                                       ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
Cash Paid During Three Months For Interest              $ 3,407       $ 3,499
                                                       ---------     ---------
                                                       ---------     ---------


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 31, 1996, DECEMBER 31, 1995, AND MARCH 31, 1995
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the audited financial statements of Burnham Pacific Properties, Inc. for the year ended December 31, 1995. Certain of the 1995 amounts have been reclassified to conform to 1996 presentation.

     Dividends Per Share - Dividends of 25 cents per share were paid on March 29, 1996 to shareholders of record on March 20, 1996.

2.   NET INCOME PER SHARE

     Net income per share is computed by dividing net income for the respective periods by the weighted average number of shares outstanding during the applicable period.

3.   REGISTRATION STATEMENT

     During September 1993, the Corporation filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-
     3.  As of March 31, 1996, no such issuances have occurred.

4.   REAL ESTATE

     Real Estate is summarized as follows (in thousands):

                                        March 31, 1996     December 31, 1995
                                        --------------     -----------------
     Retail Centers                        $261,191             $261,045
     Office/Industrial Buildings            102,211              102,149
     Retail Centers Under Development        11,453                2,691
     Other                                    1,308                1,203
                                           --------             --------
          Total Real Estate                 376,163              367,088
     Accumulated Depreciation               (56,408)             (54,388)
                                           --------             --------
     Real Estate-Net                       $319,755             $312,700
                                           --------             --------
                                           --------             --------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN FINANCIAL CONDITION
March 31, 1996 compared to December 31, 1995:

The Corporation experienced no material changes in financial condition during the three months ended March 31, 1996.

On January 31, 1996, the Company exercised its option to purchase the land for the development of its Richmond Hilltop project for approximately $8,600,000.

As of March 31, 1996, and 1995 approximately $3,304,000 and $3,653,000, respectively, of straight-lined rent is included in other assets.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three Months Ended March 31, 1996 and 1995:

During the three months ended March 31, 1996, net income decreased $117,000 or 4%, to $3,044,000 ($0.18 per share) compared to $3,161,000 ($0.19 per share) for the same period in 1995. The principal reasons for this decrease are discussed in the following paragraphs.

Revenues decreased $307,000 to $12,245,000 in 1996 from $12,552,000 in 1995.
This decrease is primarily due to the sales of A-Storage Place and Beverly Garland's Holiday Inn Hotel during the second half of 1995, and from lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996. These decreases were partially offset by the fourth quarter 1995 acquisition of the Richmond Shopping Center.

Rental operating expenses increased by $196,000 to $3,124,000 in 1996 from $2,928,000 in 1995, reflecting generally higher property level costs, the acquisition of the Richmond Shopping Center, and the renegotiation of the Anacomp lease.

The provision for bad debt increased $85,000 from $17,000 in 1995 to $102,000 in 1996. This increase is the result of credit problems with two tenants.

Depreciation and amortization expense decreased $391,000 from $3,011,000 in 1995 to $2,620,000 in 1996. The decrease reflects discontinued depreciation on the real estate held for disposition.

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

FFO decreased $513,000 to $5,493,000 in 1996 from $6,006,000 in 1995.  The principal reasons for this decrease include the sales of A-Storage Place and Beverly Garland's Holiday Inn, the renegotiation of the Anacomp lease, and the increases in rental operating expenses and the provision for bad debt.

The calculation of FFO for the three month periods ended March 31, 1996 and 1995 is as follows (in thousands):

                                             1996                1995
                                            ------              ------
     Net Income                             $3,044              $3,161
        Adjustments:
           Depreciation of Real Estate
              and Tenant Improvements        2,271               2,756
        Amortization of Leasing Costs          178                  89
                                            ------              ------
     Funds from Operations                  $5,493              $6,006
                                            ------              ------
                                            ------              ------

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

CAPITAL RESOURCES

The Company has secured and unsecured credit facilities to provide additional capacity of $50,000,000. Borrowings under the facilities bear interest at rates of IBOR (the bank's international reference rate) plus 1.75% or prime per annum and IBOR plus 2.00% or prime per annum, respectively. As of March 31, 1996, approximately $14,800,000 was available to be drawn under these facilities. These facilities in their present form, are scheduled to mature on June 1, 1997.

At March 31, 1996, the Company's capitalization consisted of $152,589,000 of debt and $187,896,000 of market equity (market equity is defined as shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at March 31, 1996 of $11.00) resulting in a debt to total market capitalization rate of .45 to 1.0. At March 31, 1996, the Company's total debt consisted of $83,197,000 of fixed rate debt, including $25,700,000 of convertible debentures and $69,392,000 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.7% and 7.3%, respectively, at March 31, 1996.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with an acceptable debt capitalization policy. The Company has on file with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of March 31, 1996, no such issuance has occurred.

FORWARD LOOKING STATEMENTS

The preceding comments in this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled "Future Effect of Certain Events" in Item 7 of the Company's Form 10-K for the year ended December 31, 1995.


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

Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BURNHAM PACIFIC PROPERTIES, INC.


Date:     //5/14/96//                  By:  //J. DAVID MARTIN//
     ------------------------------       ---------------------------------
                                            J. David Martin, Chief Executive
                                            Officer


Date:     //5/14/96//                  By:  //DANIEL B. PLATT//
     ------------------------------       ---------------------------------
                                            Daniel B. Platt, Chief Financial
                                            Officer