Form 10-Q
period 1996-06-30
BURNHAM PACIFIC PROPERTIES INC
filed 1996-08-14
CIK 805730

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                to
                               --------------    ----------------

Commission file number  1-9524


                           BURNHAM PACIFIC PROPERTIES, INC.
                          ----------------------------------
                (Exact name of Registrant as specified in its Charter)


              CALIFORNIA                                   33-0204162
- -------------------------------------------      -------------------------------
(State of other jurisdiction of incorporation) (IRS Employer Identification No.)


610 WEST ASH STREET, SAN DIEGO, CALIFORNIA                        92101
- ------------------------------------------                 --------------------
(Address of principal executive offices)                      (Zip Code)

                                   (619) 652-4700
                               -----------------------
                  Registrant's telephone number, including area code

                                          NA
                       ---------------------------------------
Former name, former address and former fiscal year if changed since last report.


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES __X__  NO _____

Number of shares of the Registrant's common stock outstanding at August 13, 1996: 17,084,452

                             PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           BURNHAM PACIFIC PROPERTIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1996 AND DECEMBER 31, 1995
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)

ASSETS                                        JUNE 30, 1996   DECEMBER 31, 1995
                                              -------------   -----------------
Real Estate                                        $365,985          $367,088
Less Accumulated Depreciation                       (53,694)          (54,388)
                                                   --------          --------
Real Estate-Net                                     312,291           312,700
Cash and Cash Equivalents                               644             1,543
Receivables-Net                                       5,923             5,647
Other Assets                                          7,542             7,880
                                                   --------          --------
Total                                              $326,400          $327,770
                                                   --------          --------
                                                   --------          --------
LIABILITIES AND STOCKHOLDERS'  EQUITY
Liabilities:
Accounts Payable and Other Liabilities                1,760             3,458
Accrued Interest on Convertible Debentures              943               943
Tenant Security Deposits                              1,017               969
Notes Payable                                        91,230            92,173
Convertible Debentures                               25,700            25,700
Line of Credit Advances                              28,682            24,933
                                                   --------          --------
Total Liabilities                                   149,332           148,176
                                                   --------          --------
Minority Interest                                       434               434
                                                   --------          --------

Stockholders' Equity:
Preferred Stock, 5,000,000 Shares
Authorized; No Shares Issued or Outstanding

Common Stock, No Par Value,
40,000,000 Shares Authorized;
17,084,452 and 17,081,670 Shares
Outstanding at June 30, 1996, and
December 31, 1995, Respectively                     262,151           262,130

Notes Receivable-Stock Purchase Plan                                     (197)
Dividends Paid in Excess of Net Income              (85,517)          (82,773)
                                                   --------          --------
Total Stockholders' Equity                          176,634           179,160
                                                   --------          --------
Total                                              $326,400          $327,770
                                                   --------          --------
                                                   --------          --------
See the Accompanying Notes

                           BURNHAM PACIFIC PROPERTIES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     (UNAUDITED)


REVENUES                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                               June 30,      June 30,       June 30,       June 30,
                                                 1996          1995           1996           1995

Rents                                          $12,058        $12,298        $24,192        $24,750
Interest                                           109            141            220            241
                                            ----------     ----------     ----------     ----------

Total Revenues                                  12,167         12,439         24,412         24,991
                                            ----------     ----------     ----------     ----------

COSTS AND EXPENSES

Interest                                         2,821          2,997          5,689          5,935
Rental Operating                                 3,202          2,744          6,326          5,672
Provision for Bad Debt                             108            123            210            140
General and Administrative                         600            536          1,087          1,033
Depreciation and Amortization                    2,650          3,236          5,270          6,247
                                            ----------     ----------     ----------     ----------

Total Costs and Expenses                         9,381          9,636         18,582         19,027
                                            ----------     ----------     ----------     ----------

Income From Operations Before
Gain on Sales of Real Estate and
Distribution to Minority Interest
Holders                                          2,786          2,803          5,830          5,964

Gain on Sales of Real Estate                         9          1,428              9          1,428
Distribution to Minority Interest
Holders                                            (10)                          (10)
                                            ----------     ----------     ----------     ----------

Net Income                                     $ 2,785        $ 4,231        $ 5,829         $7,392
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Net Income Per Share                           $  0.16        $  0.25        $  0.34         $ 0.44
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Dividends Paid Per Share                       $  0.25        $  0.36        $  0.50         $ 0.72
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Weighted Average Number  of Shares          17,081,518     16,996,271     17,081,512     16,951,533
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------



See the Accompanying Notes

                           BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                   June 30,           June 30,
                                                     1996               1995
                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                          $5,829             $7,392
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
   Depreciation and Amortization                     5,270              6,247
    Provision for Bad Debt                             210                140
   Gain on Sales of Real Estate                         (9)             (1428)
   Changes in Other Assets and Liabilities:
     Receivables and Other Assets                     (746)            (1,401)
     Accounts Payable and Other                     (1,698)              (831)
  Tenant Security Deposits                              48                (19)
                                                   -------            -------
Net Cash Provided By Operating Activities            8,904             10,100
                                                   -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Property and
 Capital Improvements                              (13,064)            (3,807)
Proceeds from Sale of Property                       8,801              2,619
Principal Payments on Notes Receivable                                    226
                                                   -------            -------
Net Cash Used For Investing Activities              (4,263)              (962)
                                                   -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements          16,150             15,525
Repayments Under Line of Credit Agreements         (12,401)           (12,682)
Principal Payments of Notes Payable                   (943)              (858)
Repurchase of Common Stock                                             (1,255)
Payment of Notes Receivable-Stock Purchase Plan        197                 64
Dividends Paid                                      (8,543)           (12,271)
Dividend Reinvestment                                                   1,376
                                                   -------            -------
Net Cash Used for Financing Activities              (5,540)           (10,101)
                                                   -------            -------
Net Decrease in Cash and Cash Equivalents             (899)              (963)
Cash and Cash Equivalents at Beginning Of Period     1,543              1,664
                                                   -------            -------
Cash and Cash Equivalents at End Of Period         $   644            $   701
                                                   -------            -------
                                                   -------            -------

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash Paid During Six Months For Interest           $ 6,121            $ 5,985
                                                   -------            -------
                                                   -------            -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

Notes Receivable-Stock Purchase Plan               $ -0-              $ 2,524
                                                   -------            -------
                                                   -------            -------

See the Accompanying Notes
                                           4

                         BURNHAM PACIFIC PROPERTIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, DECEMBER 31, 1995, AND JUNE 30, 1995
                                     (UNAUDITED)


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

    Dividends Per Share - Dividends of 25 cents per share were paid on June 28, 1996 to shareholders of record on June 21, 1996.

2.  NET INCOME PER SHARE

    Net income per share is computed by dividing net income for the respective periods by the weighted average number of shares outstanding during the applicable period.

3.  REGISTRATION STATEMENT

    During September 1993, the Company filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. As of June 30, 1996, no such issuances have occurred.

4.  REAL ESTATE

    Real Estate is summarized as follows (in thousands):


                                       June 30, 1996        December 31, 1995
                                       -------------        -----------------
Retail Centers                            $261,635               $261,045
Office/Industrial Buildings                 88,160                102,149
Retail Centers Under Development            14,214                  2,691
Other                                        1,976                  1,203
                                          --------               --------
     Total Real Estate                     365,985                367,088
Accumulated Depreciation                   (53,694)               (54,388)
                                          --------               --------
Real Estate-Net                           $312,291               $312,700
                                          --------               --------
                                          --------               --------


    On June 27, 1996, the Company sold the McDonnell Douglas Building. Proceeds from the disposition totaled approximately $9,300,000, resulting in a gain of approximately $9,000. Such proceeds were used to reduce borrowings under the Company's credit facilities.

5.  SUBSEQUENT EVENTS

    On July 11, 1996, the Company sold Highlands Plaza and the Fireman's Fund Building. Net proceeds from the dispositions total approximately $22,700,000, resulting in a gain of approximately $300,000. Such proceeds were used to reduce borrowings under the Company's credit facilities. The Fireman's Fund Building served as a portion of the collateral for the Company's secured credit facility. With the sale of the Fireman's Fund Building the borrowing capacity under the Company's credit facilities was reduced from $50,000,000 to approximately $42,700,000.

    On July 26, 1996, the Company made an initial contribution of approximately $20,125,000 into a newly formed limited liability company ("LLC"). Funds were provided by borrowings under the Company's credit facilities. The LLC's purpose is to acquire, own, operate, renovate, lease, develop, finance and invest in the Ladera Shopping Center in Los Angeles, California (the "Center"). With the Company's initial contribution proceeds, the LLC purchased the Center. The Center is a 184,684 square foot, market-dominant community shopping center on 15 acres of land and on the acquisition date was 93% occupied.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN FINANCIAL CONDITION
June 30, 1996 compared to December 31, 1995:

The Corporation experienced no material changes in financial condition during the six months ended June 30, 1996.

On January 31, 1996, the Company exercised its option to purchase the land for the development of its Richmond Hilltop project for approximately $8,600,000.

On June 27, 1996, the Company sold the McDonnell Douglas Building, which had a net book value at the time of sale of $9,289,000.

As of June 30, 1996, and December 31, 1995 approximately $3,217,000 and $3,387,000, respectively, of straight-lined rent is included in other assets.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
Six Months Ended June 30, 1996 and 1995:

During the six months ended June 30, 1996, net income decreased $1,563,000 or 21%, to $5,829,000 ($0.34 per share) compared to $7,392,000 ($0.44 per share)
for the same period in 1995. Included in 1995 net income was a $1,428,000 gain on the sale of A-Storage Place. If the gain was excluded, net income in 1996 would have decreased $135,000 or 2% as compared to the same period in 1995. The principal reasons for this decrease are discussed in the following paragraphs.

Revenues decreased $579,000 to $24,412,000 in 1996 from $24,991,000 in 1995.
This decrease is primarily due to the sales of A-Storage Place and Beverly Garland's Holiday Inn Hotel during 1995, and from lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996. These decreases were partially offset by the fourth quarter 1995 acquisition of the Richmond Shopping Center.

Interest expense decreased $246,000 from $5,935,000 in 1995 to $5,689,000 in 1996. The decrease is primarily attributable to a lower short-term interest rate environment in 1996 and slightly lower average outstandings under the Company's line of credit.

Rental operating expenses increased by $654,000 to $6,326,000 in 1996 from $5,672,000 in 1995, reflecting generally higher property level costs, the acquisition of the Richmond Shopping Center, the internalization of property management, and the renegotiation of the Anacomp lease.

The provision for bad debt increased $70,000 to $210,000 in 1996 from $140,000 in 1995. This increase is the result of credit problems in 1996 with two tenants.

General and administrative expenses increased $54,000 to $1,087,000 in 1996 compared to $1,033,000 in 1995, reflecting the opening of offices in Los Angeles and San Francisco.

Depreciation and amortization expense decreased $977,000 from $6,247,000 in 1995 to $5,270,000 in 1996. The decrease reflects discontinued depreciation on the real estate held for disposition and the sales of A-Storage Place and the Beverly Garland's Holiday Inn during 1995.

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

For the first six months FFO decreased $1,039,000 from $11,824,000 to $10,784,000. The principal reasons for this decrease include the sales of A-Storage Place and Beverly Garland's Holiday Inn, the renegotiation of the Anacomp lease, and the increases in rental operating expenses, the provision for bad debt and general and administrative expenses. These decreases were partially offset by the decrease in interest expense and the purchase of the Richmond Shopping Center.

The calculation of FFO for the six month periods ended June 30, 1996 and 1995 is as follows (in thousands):


                                               1996           1995
                                             --------       --------
     Net Income                               $ 5,829        $ 7,392
      Adjustments:
       Gain on Sales of Real Estate                (9)        (1,428)
       Depreciation of Real Estate
         and Tenant Improvements                4,607          5,626
       Amortization of Leasing Costs              357            234
                                              -------        -------
     Funds from Operations                    $10,784        $11,824
                                              -------        -------
                                              -------        -------


Three Months Ended June 30, 1996 and 1995:

During the three months ended June 30, 1996, net income decreased $1,446,000 or 34%, to $2,785,000 ($0.16 per share) compared to $4,231,000 ($0.25 per share)
for the same period in 1995. Included in 1995 net income was a $1,428,000 gain on the sale of A-Storage Place. If the gain was excluded, net income in 1996 would have decreased $18,000 or less than 1% as compared to the same period in 1995. The principal reasons for this decrease are discussed in the following paragraphs.

Revenues decreased $272,000 to $12,167,000 in 1996 from $12,439,000 in 1995.
This decrease is primarily due to the sales of A-Storage Place and Beverly Garland's Holiday Inn Hotel during 1995, and from lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996. These decreases were partially offset by the fourth quarter 1995 acquisition of the Richmond Shopping Center.

Interest expense decreased $176,000 from $2,997,000 in 1995 to $2,821,000 in 1996. The decrease is primarily attributable to a lower short-term interest rate environment in 1996 and slightly lower average outstandings under the Company's line of credit.

Rental operating expenses increased by $458,000 to $3,202,000 in 1996 from $2,744,000 in 1995, reflecting generally higher property level costs, the acquisition of the Richmond Shopping Center, the internalization of property management and the renegotiation of the Anacomp lease.

The provision for bad debt decreased $15,000 from $123,000 in 1995 to $108,000 in 1996. This decrease is the result of credit problems in 1995 with one tenant.

General and administrative expenses increased $64,000 to $600,000 in 1996 compared to $536,000 in 1995, reflecting the opening of offices in Los Angeles and San Francisco.

Depreciation and amortization expense decreased $586,000 from $3,236,000 in 1995 to $2,650,000 in 1996. The decrease reflects discontinued depreciation on the real estate held for disposition, and the sales of A-Storage Place and the Beverly Garland Holiday Inn during 1995.

FFO decreased $527,000 from $5,818,000 in 1995 to $5,291,000 in 1996.  The principal reasons for this decrease include the sales of A-Storage Place and Beverly Garland's Holiday Inn, the renegotiation of the Anacomp lease, and the increases in rental operating expenses, the provision for bad debt, and general and administrative expenses. These decreases were partially offset by the decrease in interest expense and the purchase of Richmond Shopping Center.

The calculation of FFO for the three month periods ended June 30, 1996 and 1995 is as follows (in thousands):


                                               1996           1995
                                             --------       --------

     Net Income                               $2,785         $4,231
      Adjustments:
       Gain on Sales of Real Estate               (9)        (1,428)
       Depreciation of Real Estate
         and Tenant Improvements               2,336          2,870
       Amortization of Leasing Costs             179            145
                                              ------         ------
     Funds from Operations                    $5,291         $5,818
                                              ------         ------
                                              ------         ------

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

CAPITAL RESOURCES

The Company has secured and unsecured credit facilities to provide additional capacity. Borrowings under the facilities bear interest at rates of IBOR (the bank's international reference rate) plus 1.75% or prime per annum and IBOR plus 2.00% or prime per annum, respectively. As of June 30, 1996, approximately $21,318,000 was available to be drawn under these facilities. On July 11, 1996, the Company sold Highlands Plaza and the Fireman's Fund Building. The total capacity of the Company's facilities was reduced from $50,000,000 to approximately $42,700,000 with the sale of the Fireman's Fund Building which served as a portion of the collateral for the secured credit facility. Proceeds from the sale of the Fireman's Fund Building and Highlands Plaza (approximately $22,700,000), were used to reduce borrowings under the Company's credit facilities. These facilities in their present form, are scheduled to mature on June 1, 1997. On July 26, 1996, the Company made an initial contribution of approximately $20,125,000 into a newly formed limited liability company ("LLC"). Funds were provided by borrowings under the Company's credit facilities. The LLC's purpose is to acquire, own, operate, renovate, lease, develop, finance and invest in the Ladera Shopping Center in Los Angeles, California (the "Center"). With the Company's initial contribution proceeds, the LLC purchased the Center. The Center is a 184,684 square foot, market-dominant community shopping center on 15 acres of land and on the acquisition date was 93% occupied.

At June 30, 1996, the Company's capitalization consisted of $145,612,000 of debt and $198,607,000 of market equity (market equity is defined as shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at June 30, 1996 of $11.63) resulting in a debt to total market capitalization rate of .42 to 1. At June 30, 1996, the Company's total debt consisted of $82,861,000 of fixed rate debt, including $25,700,000 of convertible debentures and $62,751,000 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 7.66%, respectively, at June 30, 1996.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with an acceptable debt capitalization policy. The Company has on file with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of June 30, 1996, no such issuance has occurred.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On May 17, 1996, the Company held its regular Annual Meeting of Shareholders. Proxies for such meeting were solicited pursuant to Regulation 14 under the Act. At such meeting, two matters were presented for vote. The matters were the election of nine directors and the approval of amendments to the Company's stock option plan. There was no solicitation in opposition to the nominated Directors and all such directors were elected for a one-year term. Of 14,279,799 shares voting, 13,930,804 voted in favor of the election of the directors and 348,995 voted against. Of 14,279,799 shares voting, 13,128,036 voted in favor of the amendment to the Company's stock option plan, 863,494 voted against and 288,269 abstained.

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

Not Applicable




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BURNHAM PACIFIC PROPERTIES, INC.


Date: //8/14/96//                      By://J. David Martin//
      ---------------------------         ----------------------------------
                                          J. David Martin, Chief Executive
                                          Officer


Date: //8/14/96//                      By://Daniel B. Platt//
      ---------------------------         ----------------------------------
                                          Daniel B. Platt, Chief Financial
                                          Officer