Form 10-Q
period 1996-09-30
BURNHAM PACIFIC PROPERTIES INC
filed 1996-11-14
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                              ------------   -------------
Commission file number  1-9524


                        BURNHAM PACIFIC PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          California                                   33-0204162
--------------------------------             --------------------------------
(State of other jurisdiction                 (IRS Employer Identification No.)
      of incorporation)


610 West Ash Street, San Diego, California                         92101
------------------------------------------                      -----------
(Address of principal executive offices)                         (Zip Code)

                                 (619) 652-4700
                          ----------------------------
               Registrant's telephone number, including area code

                                       NA
           -------------------------------------------------------------
           Former name, former address and former fiscal year if changed since last report.

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

Number of shares of the Registrant's common stock outstanding at November 12, 1996: 17,090,452

                          PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

ASSETS                                September 30, 1996  December 31, 1995
                                      ------------------  -----------------
Real Estate                                 $375,914         $367,088
Less Accumulated Depreciation                (50,560)         (54,388)
                                      --------------      -----------
Real Estate-Net                              325,354          312,700
Cash and Cash Equivalents                        333            1,543
Receivables-Net                                5,296            5,647
Other Assets                                   6,877            7,880
                                      --------------      -----------
Total                                       $337,860         $327,770
                                      --------------      -----------
                                      --------------      -----------

LIABILITIES AND STOCKHOLDERS'  EQUITY
Liabilities:
Accounts Payable and Other Liabilities         2,482            3,458
Accrued Interest on Convertible Debentures       397              943
Tenant Security Deposits                         983              969
Notes Payable                                 90,752           92,173
Convertible Debentures                        25,700           25,700
Line of Credit Advances                       40,242           24,933
                                      --------------      -----------
Total Liabilities                            160,556          148,176
                                      --------------      -----------
Minority Interest                                434              434
                                      --------------      -----------
Stockholders' Equity:
Preferred Stock, 5,000,000 Shares
Authorized; No Shares Issued or
Outstanding

Common Stock, No Par Value,
40,000,000 Shares Authorized;
17,090,452 and 17,081,670 Shares
Outstanding at September 30, 1996,
and December 31, 1995, Respectively          262,240          262,130

Notes Receivable-Stock Purchase Plan                             (197)

Dividends Paid in Excess of Net Income       (85,370)         (82,773)
                                      --------------      -----------
Total Stockholders' Equity                   176,870          179,160
                                      --------------      -----------
Total                                       $337,860         $327,770
                                      --------------      -----------
                                      --------------      -----------
See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


REVENUES                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                9/30/96     9/30/95      9/30/96         9/30/95
                                -------     -------      -------         -------
Rents                           $11,509     $12,249      $35,701         $36,999
Interest                            102         164          322             405
                                -------     -------      -------         -------
Total Revenues                   11,611      12,413       36,023          37,404
                                -------     -------      -------         -------
COSTS AND EXPENSES

Interest                          2,562       3,000        8,251           8,935
Rental Operating                  3,212       3,057        9,538           8,729
General and Administrative          625         581        1,712           1,614
Provision for Bad Debt              100         163          310             303
Depreciation and Amortization     2,951       3,277        8,221           9,524
                                -------     -------      -------         -------
Total Costs and Expenses          9,450      10,078       28,032          29,105
                                -------     -------      -------         -------
Income From Operations Before
Gain on Sales of Real Estate
and Distribution to Minority
Interest Holders                  2,161       2,335        7,991           8,299

Gain on Sales of Real Estate      2,272           0        2,281           1,428
Distribution to Minority
Interest Holders                    (10)          0          (20)              0
                                -------     -------      -------         -------
Net Income                      $ 4,423    $  2,335      $10,252        $  9,727
                                -------     -------      -------         -------
                                -------     -------      -------         -------
Net Income Per Share            $  0.26     $  0.14      $  0.60         $  0.58
                                -------     -------      -------         -------
Dividends Paid Per Share        $  0.25     $  0.36      $  0.75         $  1.08
                                -------     -------      -------         -------
Weighted Average Number
of Shares                    17,084,452  17,125,862   17,082,499      16,886,617
                             ----------  ----------   ----------      ----------

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              9/30/96            9/30/95
                                              -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                    $10,252             $9,727
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
   Depreciation and Amortization                8,221              9,524
   Provision for Bad Debt                         310                303
   Gain on Sales of Real Estate                (2,281)            (1,428)
   Common Stock - Director's Fees                  74                  0
   Changes in Other Assets and Liabilities:
     Receivables and Other Assets                (891)            (1,621)
     Accounts Payable and Other                (1,498)                64
     Tenant Security Deposits                     (70)                 9
                                               ------             ------
Net Cash Provided By Operating Activities      14,117             16,578
                                               ------             ------
                                               ------             ------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
 Capital Improvements                         (50,701)            (6,035)
Proceeds from Sales of Real Estate             33,990              2,619
Principal Payments on Notes Receivable            114                266
                                              -------             ------
Net Cash Used For Investing Activities        (16,597)            (3,150)
                                              -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements     55,018             24,425
Repayments Under Line of Credit Agreements    (39,709)           (16,967)
Principal Payments of Notes Payable            (1,421)            (1,304)
Repurchase of Common Stock                          -             (1,279)
Payment of Notes Receivable-Stock
 Purchase Plan                                    197                320
Dividends Paid                                (12,815)           (18,424)
Dividend Reinvestment                               0              2,061
                                              -------             ------
Net Cash Provided (Used) for Financing
Activities                                      1,270            (11,168)
                                              -------            -------

Net (Decrease) Increase in Cash and Cash
Equivalents                                    (1,210)             2,260
Cash and Cash Equivalents at Beginning
Of Period                                       1,543              1,664
                                              -------             ------
Cash and Cash Equivalents at End Of Period     $  333             $3,924
                                              -------             ------
                                              -------             ------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash Paid During Nine Months For Interest      $9,665             $9,519
                                              -------             ------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

Notes Receivable-Stock Purchase Plan           $    0             $2,608
                                              -------             ------

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 30, 1996, DECEMBER 31, 1995, AND SEPTEMBER 30, 1995
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the audited financial statements of Burnham Pacific Properties, Inc. for the year ended December 31, 1995. Certain of the 1995 amounts have been reclassified to conform to 1996 presentation.

     Dividends Per Share -- Dividends of 25 cents per share were paid on September 30, 1996 to shareholders of record on September 23, 1996.

2.   NET INCOME PER SHARE

     Net income per share is computed by dividing net income for the respective periods by the weighted average number of shares outstanding during the applicable period.

3.   REGISTRATION STATEMENT

     During September 1993, the Company filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. As of September 30, 1996, no such issuances have occurred.

4.   REAL ESTATE

     Real Estate is summarized as follows (in thousands):

                                          September 30, 1996  December 31, 1995
                                          ------------------  -----------------
     Retail Centers                             $282,550          $261,045
     Office/Industrial Buildings                  61,628           102,149
     Retail Centers Under Development             29,685             2,691
     Other                                         2,052             1,203
                                                --------          --------
          Total Real Estate                      375,914           367,088
     Accumulated Depreciation                    (50,560)          (54,388)
                                                --------          --------
     Real Estate-Net                            $325,354          $312,700
                                                --------          --------
                                                --------          --------

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

     On July 26, 1996, the Company made an initial contribution of approximately $20,125,000 into a newly formed limited liability company ("LLC"). Funds were provided by borrowings under the Company's credit facilities. The LLC's purpose is to acquire, own, operate, renovate, lease, develop, finance and invest in the Ladera Shopping Center in Los Angeles, California (the "Center"). With the Company's initial contribution proceeds, the LLC purchased the Center.
      The Center is a 184,684 square foot, market-dominant community shopping center on 15 acres of land and on the acquisition date was 93% occupied. Prior to December 31, 1996, the other LLC member is required to fund approximately 75% of the LLC's cumulative contributions, thereby reducing the Company's investment to 25% of the LLC.

     On August 12, 1996, the Company exercised its option to purchase the land and building for the development of its 1000 Van Ness project for approximately $9,000,000. Funds were provided by borrowings under the Company's credit facilities.

     On September 16, 1996, the Company sold its investment in the building where its corporate headquarters are located. Net proceeds from the disposition totaled approximately $2,000,000, resulting in a gain of approximately $1,900,000. Such proceeds were used to reduce borrowings under the Company's credit facilities.

5.   SUBSEQUENT EVENT

     On October 11, 1996, the Company sold Miramar Plaza. Net Proceeds from the disposition totaled approximately $7,000,000, resulting in a gain of approximately $14,000. Such proceeds were used to reduce borrowings under the Company's credit facilities.

     On October 15, 1996, the Company announced the November 20, 1996 call of its convertible debentures. The call will be made at par plus accrued interest. Funds for the call will be provided by borrowings under the Company's credit facilities.

ITEM 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

MATERIAL CHANGES IN FINANCIAL CONDITION
September 30, 1996 compared to December 31, 1995:

The Corporation experienced no material changes in financial condition during the nine months ended September 30, 1996.

On January 31, 1996, the Company exercised its option to purchase the land for the development of its Richmond Hilltop project for approximately $8,600,000.

On June 27, 1996, the Company sold the McDonnell Douglas Building, which had a net book value at the time of sale of $9,289,000.

On July 11, 1996, the Company sold Highlands Plaza and the Fireman's Fund Building, which had a combined net book value at the time of sale of $21,672,000.

On July 26, 1996, the Company made an initial contribution of approximately $20,125,000 into a newly formed limited liability company ("LLC"). The LLC in turn, purchased the Ladera Shopping Center in Los Angeles, California.

On August 12, 1996, the Company exercised its option to purchase the land and building for the development of its 1000 Van Ness project for approximately $9,000,000.

As of September 30, 1996, and December 31, 1995 approximately $2,582,000 and $3,387,000, respectively, of straight-lined rent is included in other assets.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
September 30, 1996 and 1995:

During the nine months ended September 30, 1996, net income increased $525,000 or 5%, to $10,252,000 ($0.60 per share) compared to $9,727,000
($0.58 per share) for the same period in 1995. Included in 1996 and 1995 net income were gain on sales of real estate of $2,281,000 and $1,428,000, respectively. If the gains were excluded, net income in 1996 would have decreased $328,000 or 4% as compared to the same period in 1995. During the three months ended September 30, 1996, net income increased $2,088,000 or 89%, to $4,423,000 ($0.26 per share) compared to $2,335,000 ($0.14 per share)
for the same period in 1995. Included in 1996 net income was a $2,272,000 gain on sales of real estate. If the gain was excluded, net income in 1996 would have decreased $184,000 or 8% as compared to the same period in 1995. The principal reasons for these net income decreases are discussed in the following paragraphs.

Compared to the same period in 1995, revenues decreased $1,381,000 and $802,000 for the 1996 nine month and three month periods, respectively.
These decreases were primarily due to the sales of Beverly Garland's Holiday Inn Hotel during 1995 and the McDonnell Douglas Building in June 1996, and from lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996. These decreases were partially offset by the fourth quarter 1995 acquisition of the Richmond Shopping Center and the third quarter 1996 recognition of $355,000 of previously deferred lease termination fees recognized upon the sale of the Fireman's Fund Building.

Interest expense decreased $684,000 and $438,000 for the 1996 nine month and three month periods, respectively, as compared to the same period in 1995. The decreases are attributable to both lower prevailing short-term interest rates in 1996 and lower average outstandings under the Company's line of credit facilities.

Rental operating expenses increased over 1995 by $809,000 and $155,000 for the 1996 nine month and three month periods, respectively. These increases reflect generally higher property level costs, the acquisition of the Richmond Shopping Center, and the renegotiation of the Anacomp lease. In addition, expenses increased as a result of the opening of offices in Los Angeles and San Francisco.

General and administrative expenses increased $98,000 and $44,000 for the 1996 nine month and three month periods, respectively as compared to the same period in 1995. These increases reflect the opening of offices in Los Angeles and San Francisco.

Compared to the same period in 1995, depreciation and amortization expense decreased $1,303,000 and $326,000 for the 1996 nine month and three month periods, respectively. These decreases reflect discontinued depreciation on the real estate which was held for sale and ultimately sold.

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

For the nine months and three months ended September 30, 1996, FFO decreased $1,378,000 and $335,000, respectively compared to the same period in 1995. The principal reasons for these decreases include the sales of Beverly Garland's Holiday Inn and the McDonnell Douglas Building, the renegotiation of the Anacomp lease, and the increases in rental operating expenses and general and administrative expenses. These decreases were partially offset by the decrease in interest expense and the purchase of the Richmond Shopping Center.

The calculation of FFO for the respective periods is as follows (in thousands):

                                Nine Months Ended           Three Months Ended
                                   September 30,               September 30,
                                 1996        1995             1996       1995
                                ------      ------           ------     ------
Net Income                     $10,252      $9,727           $4,423     $2,335
  Adjustments:
Gain on Sales of Real Estate    (2,281)     (1,428)          (2,272)         0
Depreciation of Real Estate
  and Tenant Improvements        7,179       8,493            2,576      2,867

Amortization and
  Leasing Costs                    566         302              209         69
                               -------     -------          -------      -----
Funds from Operations          $15,716     $17,094           $4,936     $5,271
                               -------     -------          -------      -----
                               -------     -------          -------      -----

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

CAPITAL RESOURCES

The Company has secured and unsecured credit facilities to provide additional capacity. Borrowings under the facilities bear interest at rates of IBOR (the bank's international reference rate) plus 1.75% or prime per annum and IBOR plus 2.00% or prime per annum, respectively. These facilities in their
present form, are scheduled to mature on June 1, 1997.   As of September 30,
1996, approximately $2,450,000 was available to be drawn under these facilities. On July 11, 1996, the Company sold Highlands Plaza and the Fireman's Fund Building. Net proceeds from the dispositions total approximately $22,700,000. Such proceeds were used to reduce borrowings under the Company's credit facilities. The Fireman's Fund Building served as a portion of the collateral for the Company's secured credit facility. With the sale of the Fireman's Fund Building, the borrowing capacity under the Company's credit facilities was reduced from $50,000,000 to approximately $42,700,000. On July 26, 1996, the Company made an initial contribution of approximately $20,125,000 into a newly formed limited liability company ("LLC"). The LLC's purpose is to acquire, own, operate, renovate, lease, develop, finance and invest in the Ladera Shopping Center in Los Angeles, California. Prior to December 31, 1996, the other LLC member is required to fund approximately 75% of the LLC's cumulative contributions, thereby reducing the Company's investment to 25% of the LLC. On August 12, 1996, the Company exercised its option to purchase the land and building for the development of its 1000 Van Ness project for approximately $9,000,000. On September 16, 1996, the Company sold its investment in the building where its corporate headquarters are located. Net proceeds from the disposition totaled approximately $2,000,000. On October 11, 1996, the Company sold Miramar Plaza, net proceeds from the disposition of approximately $7,000,000 were used to reduce borrowings under the Company's credit facilities. On October 15, 1996, the Company announced the November 20, 1996 call of its convertible debentures. The call will be made at par plus accrued interest. Funds for the call will be provided by borrowings under the Company's credit facilities.

At September 30, 1996, the Company's capitalization consisted of
$156,694,000 of debt and $200,813,000 of market equity (market equity is defined as shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at September 30, 1996 of $11.75) resulting in a debt to total market capitalization rate of .44 to 1. At September 30, 1996, the Company's total debt consisted of $82,517,000 of fixed rate debt, including $25,700,000 of convertible debentures and $74,177,000 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 7.7%, respectively, at September 30, 1996.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with an acceptable debt capitalization policy. The Company has on file with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or debentures for the purpose of repaying outstanding debt, potential future acquisitions of commercial properties and for general corporate purposes. As of September 30, 1996, no such issuance has occurred.

FORWARD LOOKING STATEMENTS

The preceding comments in this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled "Future Effect of Certain Events" in Item 7 of the Company's Form 10-K for the year ended December 31, 1995, incorporated herein by reference.

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


                                        BURNHAM PACIFIC PROPERTIES, INC.


Date:       11/14/96                    By:   /s/ J. David Martin
     -------------------------             -----------------------------------
                                                  J. David Martin,
                                               Chief Executive Officer


Date:      11/14/96                    By:     /s/ Daniel B. Platt
     -------------------------             -----------------------------------
                                                   Daniel B. Platt,
                                              Chief Financial Officer