Form 10-K
period 1996-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 1997-03-25
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/ / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1996      Commission file number 1-9524

                        BURNHAM PACIFIC PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)

              California                                  33-0204162
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
            or organization)

610 West Ash Street, San Diego, California                  92101
(Address of principal executive offices)                  (Zip Code)

                                 (619) 652-4700
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
Title of Each Class                              On Which Registered

Common Stock, No Par Value                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     At March 21,1997 the aggregate market value of the Registrant's shares of common stock, no par value, held by non-affiliates of the Registrant was $239,397,320.

     There were 17,096,452 shares of common stock outstanding at March 21, 1997.

     Part III incorporates certain provisions of the Registrant's Proxy Statement for its 1996 Annual Meeting to be filed subsequently.

FORWARD LOOKING STATEMENTS

     The information contained and incorporated by reference in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the retail industry in general and in the Company's specific market areas, changes in prevailing interest rates and the availability of financing, inflation, economic conditions in general and in the Company's specific market areas, labor disturbances, demands placed on management by the recent substantial increase in the number of properties owned by the Company (the "Properties"), changes in the Company's acquisition plans and certain other factors described under "Risk Factors" in Item 1 below. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included or incorporated by reference in this Form 10-K do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," or "anticipates," or the negative thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Burnham Pacific Properties, Inc. (the "Company") is a fully-integrated, self-managed real estate operating company which acquires, rehabilitates, develops and manages retail properties on the West Coast. The Company was incorporated in 1986 as the successor to a publicly-traded real estate limited partnership which was organized in San Diego in 1963. The Company has elected to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The Company's executive offices are located at 610 West Ash Street, Suite 1600, San Diego, California 92112 and its telephone number is (619) 652-4700.

     At December 31, 1996, the Company owned interests in 21 retail shopping centers, all located in California, 16 of which were fully operational, one of which was operating but undergoing renovation and expansion, and four of which were in various stages of development. As of December 31, 1996, the Company also owned four completed and operating office/industrial properties located in Southern California, which are considered non-strategic.

     In late 1995, the Company began an extensive reorganization designed to concentrate its future efforts on retail properties. In October 1995, the Company succeeded to the shopping center operations of The Martin Group of Companies, Inc., a San Francisco based real estate development company ("The Martin Group"). As part of the transaction (the "Martin Transactions"), the Company appointed J. David Martin as its President and Chief

Executive Officer and a member of its Board of Directors and acquired a supermarket and drug store anchored community shopping center and interests in certain retail development projects that Mr. Martin had begun (the "Martin Projects"). The Company simultaneously appointed Daniel B. Platt, formerly Group Executive Vice President of the Real Estate Industries Group of Bank of America, as its Chief Financial Officer and Chief Administrative Officer, and James M. Kessler, formerly Executive Vice President of The Martin Group with overall responsibility for that company's retail developments. Concurrently with these appointments, the Company acquired the Martin Projects from affiliates of The Martin Group. (see - "Properties - Development Properties").

     Immediately following its appointment on October 1, 1995, the Company's new management initiated a thorough review of the Company's properties, markets, growth prospects, and property management and financial practices. It also sponsored reviews of the Company's legal and accounting policies by its counsel and auditors, respectively. As a result of these reviews, new management developed a business plan for repositioning the Company which was approved by its Board of Directors in November 1995.

     The principal features of the business plan and steps taken in late 1995 and during 1996 to implement the plan include the following.

     Increased Financial Flexibility. In November 1995, the Company's Board of Directors determined that it should establish a more conservative dividend payout ratio and reduce its dividend. Accordingly, the Board reduced the previous $.36 per share quarterly distribution to $.25 per share in the fourth quarter of 1995, and has maintained the $.25 per share quarterly dividend rate since that time. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

     In addition, the Company took a number of one-time charges in the fourth quarter of 1995, including a $21,373,000 non-cash charge to write down the non-strategic assets which it decided to dispose of to their fair market value, $1,047,000 to write down goodwill, outdated computer equipment and a discontinued investment in a real estate advisor, and a $2,500,000 charge that included a non-cash reduction in revenues of $1,278,000 primarily as a result of a change in the formula used to estimate common area maintenance reimbursements and percentage rents; and $975,000 in one-time general and administrative expenses related to the Martin Transaction and the Company's repositioning. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

     The Company also adopted a variety of financial strategies to allow it to accomplish its repositioning and lessen its reliance upon the public markets as a source of additional capital. These strategies include maintaining a conservative distribution payout ratio, redeployment of sales proceeds generated through property dispositions, use of joint ventures to help finance new acquisitions and developments and paying for acquisitions with Common Stock or securities (such as limited partnership units) which are convertible into or exchangeable for Common Stock.

     In November 1996, the Company entered into a $135,000,000 credit facility with Nomura Asset Capital Corporation (the "Credit Facility") that replaced a $50,000,000 credit facility with Bank of America. Of the total amount of the Credit Facility, $90,000,000 is secured and $45,000,000 is unsecured. The Company utilized a portion of the Credit Facility to redeem the remaining $25,700,000 outstanding 8-1/2% Convertible Debentures due 2002 in November 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Added Personnel and Capabilities. At the end of 1995, the Company internalized the management of its portfolio, eliminating dependence upon third-party property managers. Additionally, the Company has invested in a new property management information system that allows for more accurate control of property-level operating expenses and calculation of expenses reimbursable by tenants. In 1996 the Company appointed a director of leasing in San Diego.

     In anticipation of significant changes in and additions to its portfolio, the Company also created a new acquisition and disposition group. In addition, the Company added an experienced rehabilitation and development group as a result of the Martin Transactions with expertise in development and construction, including site selection, tenant marketing and leasing, land use entitlements, design, and construction contract administration. As a result of these changes, the Company is now a fully-integrated real estate operating company.

     The Company also expanded its operations in the Los Angeles area with the purchase of Ladera Center in downtown Los Angeles in July 1996 and Margarita Plaza in Huntington Park in December 1996. See "Properties Completed Operating Properties." Each of these latter two acquisitions was made in contemplation that the Company's original 100% ownership interest in the Properties would be reduced to 25% upon the subsequent funding of the remaining 75% interest by an institutional investor. See "Risk Factors Investments in Joint Ventures."

     Disposed of Non-Strategic Assets. The Company identified and in November 1995 wrote down to their then estimated fair market value five of its non-strategic properties. All of these properties, which included the McDonnell Douglas, Fireman's Fund and Highland Plaza buildings, the Miramar Business Center and an interest in the office building in which the Company's corporate office is located, were sold in 1996. The net sales proceeds of $40.9 million were used to pay down borrowings under the Company's previous lines of credit.

     Enhanced Property Focus. The Company concluded that it should focus exclusively on acquiring, rehabilitating, developing and managing anchored retail properties. Reasons for this focus include the Company's belief that there exists favorable pricing of these properties relative to certain other types of real estate assets, its belief that an imbalance exists between the number of these properties that could benefit from rehabilitation and the number of property owners who could successfully complete such rehabilitation, and the operational advantages of focusing management efforts on a single asset type. The Company also decided to diversify its holdings geographically within California. The acquisition and development of the interests in the properties acquired in the Martin Transactions gave the Company a significant presence in the San Francisco Bay Area. The Company has expanded its activities in that area as well as in the Los Angeles area.

     Development and Acquisition Activities. During 1996, the Company engaged in substantial development activities with respect to various of the Martin Projects in the San Francisco area. It substantially completed construction of Phase I of Hilltop Plaza in Richmond. The Company's Board of Directors approved, and construction started in

September on, the development of the entertainment complex to be located in the landmark 1000 Van Ness Building in downtown San Francisco. The Board of Directors also approved the Company's acquisition, upon completion of construction, of the Gateway Retail Center in Marin City; and in early 1997 the Board approved, subject to satisfaction of various conditions, the commencement of construction of the retail portion of the Downtown Pleasant Hill project. See "Properties Development Properties."

     Throughout 1996, the Company engaged in discussions concerning other acquisitions of retail properties that might be consistent with its business plan. Some of these discussions have resulted in additional acquisitions subsequent to year end. See Note 18 "Subsequent Events" to the accompanying Financial Statements. As a part of its ongoing business, the Company regularly engages in discussion with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

EMPLOYEES

     At December 31, 1996, the Company had 41 employees, located primarily in its executive office in San Diego and in its regional offices in San Francisco and Los Angeles. Subsequent to December 31, 1996, in a further move to diversity its geographical focus, the Company opened an office in Portland, Oregon and appointed a new Executive Vice President in charge of operations in the Pacific Northwest.

PROPERTIES

     The Company has targeted three types of retail properties: supermarket and/or drugstore-anchored community centers ("Market/Drug Centers"), promotional centers and, to a lesser extent, entertainment centers.

     The majority of the Company's properties are Market/Drug Centers, which the Company defines as those centers that serve a fairly localized trade area and that offer an assortment of goods and services such as groceries, drugs, video rental, pet supplies and other goods and services designed to meet the day-to-day needs of the average shopper. Because many supermarket chains have continued to increase the average size of their stores, these centers also lend themselves to the Company's experience in rehabilitating shopping centers.

     Promotional centers have multiple retailers as anchor tenants which typically offer convenience, a broad selection and low pricing on a fairly discreet category of retail merchandise, and limited amounts of non-anchor space. In acquiring promotional centers, the Company tends to avoid those centers anchored by "big box" tenants such as discount department stores and general merchandise retailers.

     The Company defines entertainment centers as those centers whose principal draw is one or more entertainment-related anchor tenants, typically a multiscreen cinema. The Company finds these properties attractive because of consumer interest in other kinds of entertainment venues, such as theme restaurants. In addition, the Company looks for promotional and community centers with an entertainment component, since the entertainment component typically brings additional traffic to the center during the evenings, extending the center's hours of operations.

Retail Properties - At December 31, 1996, the operating retail properties consisted of 11 Market/Drug Centers, 1 promotional center, 3 convenience centers, and 2 factory outlet centers which contained in the aggregate approximately 2,350,000 million square feet of gross leasable area ("GLA"). These Properties ranged in size from approximately 36,000 square feet to approximately 517,000 square feet. The majority of these Properties are located in Southern California, including 11 in San Diego county, 3 in Los Angeles county, and 1 in Orange county. The 2 remaining Properties are located in Northern California.

     Fifteen of these operating retail Properties are owned by the Company in fee, and 2 are held by the Company under long-term ground leases expiring in 2032 and 2035. The Company leased these properties to approximately 407 different tenants and overall occupancy at year-end 1996 was approximately 91%. No single tenant accounted for as much as 10% of the Company's revenues for 1996.

Office/Industrial Properties - At December 31, 1996, the Company also owned 4 office properties located in Southern California, which are considered non-strategic. These Properties ranged in size from approximately 29,000 square feet, to approximately 338,000 square feet and aggregated approximately 591,000 square feet of GLA. At December 31, 1996, three of the buildings totaling approximately 253,000 square feet were 100% leased and the fourth was 50% leased, for an overall occupancy of 72%.

Development Properties - The Company also held interests in four development properties as follows:

     Hilltop Plaza, Richmond. The Company has recently completed the first phase ("Phase I") of its Hilltop Plaza development project located adjacent to Interstate 80 in the City of Richmond, in the San Francisco Bay area. Hilltop Plaza is a promotional center of approximately 250,000 square feet, anchored by Circuit City, Barnes & Noble, Ross, PetsMart and Office Max. Phase I contains 181,066 square feet of GLA, including all of the anchor tenants, and 19,793 square feet of additional retail space. The second phase ("Phase II") will contain an additional 53,000 square foot multiscreen movie theater and four freestanding retail buildings. The project has an estimated total cost for both Phase I and Phase II of $35.4 million. The Company expects to complete Phase II in the second quarter of 1998.

     1000 Van Ness, San Francisco. In September 1996, the Company began the redevelopment of the landmark 1000 Van Ness Building and adjacent new construction in the city block bounded by Van Ness Avenue (Route 101), O'Farrell, Polk and Myrtle Streets in downtown San Francisco. At completion, the approximately 209,000 square foot mixed-use facility will contain approximately 131,500 square foot entertainment component anchored by AMC Theaters and owned by the Company and a residential component owned by a residential developer. Total project cost after the sale of a portion of the building to the residential developer is estimated to be $53 million. Completion is currently scheduled for the second quarter of 1998.

     Gateway Retail Center, Marin City. The Company has agreed to acquire Gateway Retail Center, a substantially completed 185,949 square foot Market/Drug center anchored by FoodsCo, Longs Drugs, Ross, and PetsMart. The property is located in Southern Marin County, California on Interstate 101, the main north-south highway through Marin County.

The project has an estimated total cost of $22.0 million. One building containing 11,000 square feet remains to be constructed, which the Company expects will occur by the third quarter of 1997.

     Downtown Pleasant Hill, Pleasant Hill. The Company also has development rights to purchase various parcels of land and construct a promotional and entertainment center containing approximately 360,000 square feet of gross leasable area as part of the City of Pleasant Hill's Downtown Pleasant Hill project. The project is located on Highway 680 in Contra Costa County, east of San Francisco. The Company estimates the total investment required to develop this project after the sale of various land parcels to other developers for residential development to be approximately $60 million. The Company anticipates that the project will be completed during 1999. There can be no assurance that the purchase of these land parcels will proceed, or that the developments will be successful.

Completed Operating Properties

     The following table sets forth the completed, operating properties owned by the Company at December 31, 1996.

                             PERCENT                   COMPANY OWNED   DECEMBER 31, 1996
                             OWNED BY     YEAR        GROSS LEASABLE     PERCENT
                             COMPANY      ACQUIRED        AREA           LEASED            PRINCIPAL TENANTS (LEASE EXPIRATION DATE)
                             -------------------------------------------------------------------------------------------------------

RETAIL PROPERTIES
The Plaza at Puente Hills    100%         1993              516,538     92%                IKEA (10/31/07)
City of Industry                                                                           Circuit City (1/31/08)
                                                                                           AMC Theaters (11/30/07)
                                                                                           Smart & Final (11/30/11)
                                                                                           Office Depot (8/31/12)

San Diego Factory            100%         1992              254,175      99%               Nike (5/31/04)
Outlet Center                             1993                                             Levi's (1/31/01)
San Ysidro                                                                                 Mikasa (12/27/98)
                                                                                           Van Heusen (12/31/98)
                                                                                           K-Mart (8/31/06)

Point Loma Plaza             100%         1989              213,229     96%                Vons (12/31/08)
San Diego (Point Loma)                                                                     Sports Chalet (11/20/07)
                                                                                           Millers Outpost (1/31/08)
Pacific West Outlet Ctr.     100%         1993              203,412     90%                Liz Claiborne (5/31/06)
Gilroy                                                                                     Nike (1/31/05)
                                                                                           Levi's (8/31/01)
                                                                                           Mikasa (1/31/02)

Ladera Center                100%         1996              184,684     95%                Ralph's Supermarket (12/31/03)
Los Angeles                                                                                SavOn Drug (3/31/04)
                                                                                           Service Merchandise (2/28/00)
                                                                                           Ross Stores (1/31/02)

                                   PERCENT                COMPANY         DECEMBER 31, 1996
                                   OWNED BY   YEAR        OWNED GROSS         PERCENT
                                   COMPANY    ACQUIRED    LEASABLE AREA       LEASED         PRINCIPAL TENANTS  (LEASE EXPIRATIONS)

RETAIL PROPERTIES (CONTINUED)
Mesa Shopping Center                 100%       1984          145,532         99%            Lucky Stores (11/30/09)
San Diego (Mira Mesa)                                                                        Thrifty Drugs (5/31/99)
                                                                                             McDonald's (6/16/99)

Wiegand Plaza II                     100%       1986          110,843         99%            AMC Theaters (12/31/02)
Encinitas                                       1988                                         TJ Maxx (3/31/05)
                                                1990

La Mancha Shopping                    98%       1988          103,904         99%            Ralphs Supermarket (4/30/99)
Center                                                                                       Thrifty Drugs (5/31/99)
Fullerton                                                                                    Marriott Corp. (Carrows) (12/31/98)

Independence Square                  100%       1983           92,627         91%            Ethan-Allen Interiors (11/30/14)
San Diego (Kearny Mesa)

Navajo Shopping Ctr.                 100%       1983           81,435      (1)37%            Thrifty Drugs (5/31/13)
San Diego (Lake Murray)                         1993
                                                1995

Santee Village Square                100%       1985           80,995         90%            AMC Theaters (12/31/98)
Santee                                                                                       Family Fitness (4/30/05)

Richmond Shopping Ctr.                95%       1995           76,670         99%            Walgreens (11/30/33)
Richmond, CA                                                                                 FoodsCo (9/30/13)

Poway Plaza                          100%       1988           74,060         80%            Thrifty Drugs (5/31/07)
Poway

Margarita Plaza                      100%       1996           76,744        100%            Food 4 Less Supermarket (4/30/10)
Huntington Park

Village Station                      100%       1984           57,673         44%
La Mesa                                         1993

Ruffin Village                       100%       1985           44,594         88%            Carl's Jr. (10/23/99)
San Diego                                                                                    Subway (3/31/04)
(Kearny Mesa)

Plaza Rancho Carmel                  100%       1988           36,722         71%            Graziano's Pizza (9/30/00)
                                                           ----------                        ABC Daycare (12/31/02)
San Diego
(Carmel Mtn. Ranch)

Total Retail                                                2,353,737
                                                           ----------

(1)  Reflects vacancy due in large part to rehabilitation in progress.

                                  PERCENT                COMPANY         DECEMBER 31, 1996
                                  OWNED BY     YEAR      OWNED GROSS         PERCENT
                                  COMPANY    ACQUIRED    LEASABLE AREA       LEASED          PRINCIPAL TENANTS  (LEASE EXPIRATIONS)

OFFICE/INDUSTRIAL PROPERTIES
Anacomp Building                     100%      1992        338,485             50%           Anacomp Regional Manufacturing/
Poway                                                                                        Engineering Facility (1/31/99)

Bergen Brunswig Bldg.                100%      1992        175,000            100%           Bergen Brunswig Corp. (3/31/00)
Orange

IMED Buildings                       100%      1987         49,284            100%           IMED Corporation (3/21/97)
San Diego                                      1988                                          (Edge Semi Conductor lease
(Scripps Ranch)                                                                              commences 4/1/97; percent leased
                                                                                             changes to 50%)

Marcoa Building                      100%      1989         28,600            100%           Marcoa Publishing Co. (9/30/99)
                                                           ---------
San Diego
(Sorrento Mesa)

Total Office/Industrial                                    591,369
                                                           ---------

Total
                                                           2,945,206
                                                           =========

Lease Expirations of the Company's Portfolio

     The following table sets forth scheduled lease expirations for leases in effect as of December 31, 1996, for each of the next ten years for all of the Company's Properties. The tables assume that none of the tenants exercises renewal options or termination rights.

                     Total       Gross        Annualized Base Rent
                   Number of    Leasable         (In thousands)
Leases              Leases        Area                     Percent of
Expiring in:       Expiring     (sq. ft.)     Amount          Total
-------------      ---------    ---------    ------------------------
1997                  63         129,038      $2,159            6%
1998                  68         202,397       3,277            9%
1999                  87         475,306       6,087            17%
2000                  63         357,348       7,176            21%
2001                  53         165,098       2,685            8%
2002                  23         122,978       1,967            6%
2003                  12          91,588       1,138            3%
2004                  18         118,538       1,497            4%
2005                  9           80,899         991            3%
2006                  8          157,114       1,318            4%
After 2006            26         623,250       6,545            19%
                     ---       ---------      ------           ---
Total                430       2,523,554     $34,840           100%

INDEBTEDNESS

      The Company's total outstanding consolidated mortgage debt secured by interests in its Properties (other than mortgage debt under the Credit Facility) was $90,276,935 at December 31, 1996. For a discussion concerning the Company's Credit Facility see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additionally, at December 31, 1996, the Company had $35,524,653 outstanding under the secured portion of the Credit Facility. The following table sets forth certain information regarding the consolidated mortgage debt obligations of the Company, including mortgage obligations relating to specific properties, and the Credit Facility. All of the mortgage debt is nonrecourse to the Company other than debt under the Credit Facility.

-------------------------------------------------------------------------------------------------------------
                                     Principal
                                     Balance
                                     Outstanding                              Interest           Annual
Property                             12/31/96           Maturity Date           Rate            Payment
-------------------------------------------------------------------------------------------------------------
The Plaza at Puente Hills            $33,802,836       August 2001 (2)          7.98% (1)      $3,232,800 (1)
Point Loma Plaza                      15,847,434       December 1999 (2)        8.13            1,772,892
Bergen Brunswig Building               9,638,323       October 1999 (2)         8.38              912,096
Mesa Shopping Center                   8,091,542       December 2001 (2)       10.00              911,976
Wiegand Plaza II                       7,349,241       December 2001 (2)       10.00              977,325
Richmond Shopping Center               7,043,675       January 2005 (2)         9.50              755,280
Village Station                        3,915,116       December 1996 (3)        9.38                  -0-
San Diego Factory Outlet Center        2,975,435       September 2006           8.67              453,138
La Mancha Shopping Center              1,613,333       July 2004                7.75              282,136
                                     -----------                                               ----------
                                     $90,276,935                                               $9,297,643
                                     ===========                                               ==========
-------------------------------------------------------------------------------------------------------------


Notes:
(1)   Adjusted semi-annually at August 1 and February 1.
(2)   Balloon payment at maturity.
(3) This non-recourse mortgage matured shortly after the bankruptcy and going out of business of the principal tenant at Village Station. The Company has determined to deed Village Station to the mortgagee in lieu of foreclosure or alternatively not to contest the foreclosure of the mortgage.

      As of December 31, 1996 the following Properties were security for the secured portion of the Credit Facility: San Diego Factory Outlet Center, Pacific West Factory Outlet Center, Navajo Shopping Center, Santee Village Square and Poway Plaza.

      In addition, the Company has a construction loan which matures in November 1997, which is secured by Hilltop Plaza, one of the Properties under development. At December 31, 1996, $15,275,000 was outstanding under this loan at a rate of approximately 8.03%.

      For additional information concerning debt secured by the Company's Properties, reference is made to Notes 2, 4 and 5 to the Consolidated Financial Statements.

SIGNIFICANT PROPERTIES

     Two Properties, The Plaza at Puente Hills and The Pacific West Outlet Center, accounted for 10 percent or more of the Company's total assets at December 31, 1996 or 10 percent or more of total revenues in 1996.

     THE PLAZA AT PUENTE HILLS represented 15.43% of the Company's total assets at December 31, 1996 and 17.43% of the Company's total 1996 revenues. As of December 31, 1996, annual base rentals ranged from $7.20 to $42.96 per square foot. At December 31, 1996, one tenant, IKEA Furniture, occupied more than 10% of the rentable square footage (150,000 square feet) at a base rental as of December 31, 1996 of $1.1 million per annum, for a term ending in 2007, with four five-year renewal options. The 1996 property tax rate was 1.87% resulting in a tax of approximately $1,359,000 (including special assessments), substantially all of which is reimbursed by tenants under their leases. Management believes that the Property is adequately covered by insurance.

     During the period 1993 to 1996 this Property has experienced the following average rental per square foot and occupancy percentage:

                               Average Base Rental
         Year-End               Per Square Foot              Occupancy %
         --------               ---------------              -----------
           1993                      $12.40                      94%
           1994                       12.70                      93
           1995                       12.77                      92
           1996                       12.29                      92

     The Property was constructed in three phases from 1987 to 1992 and the Company does not believe that operating data during the various construction phases would be meaningful.

     The following tabulation shows the expiration schedule of leases as of December 31, 1996.

                                  Approximate
               Total Number      Gross Leasable         Annualized Base Rent(1)
Leases          of Leases            Area               ----------------------
Expiring In     Expiring          Square Feet    (in thousands)    Percent of Total
-----------     --------          -----------    --------------    ----------------
1997                5               19,400           $310               5%
1998               10               22,610            361               6
1999                3               15,850            177               3
2000                8               23,838            456               8
2001                7               31,030            475               8
2002                3               17,795            409               7
2003                4               24,968            379               6
2004                2                9,200            232               4
2005                0                    0              0               0
2006+              14              309,288          3,106              53

______________

(1) Annualized Base Rent is computed by multiplying the monthly base rent in effect at December 31, 1996 by 12.

     THE PACIFIC WEST OUTLET CENTER represented 9.08% of the Company's total assets as of December 31, 1996 and 11.23% of the Company's total 1996 revenues. As of December 31, 1996, annual base rentals ranged from $14 to $24 per square foot. At December 31, 1996, no tenant leased more than 10% of the total space. The 1996 property tax rate was 1.12% resulting in a tax of approximately $488,000 (including special assessments), substantially all of which is reimbursed by tenants under their leases. Management believes that the Property is adequately covered by insurance.

     During the period 1993 to 1996 this Property has experienced the following average rental per square foot and occupancy percentage:

                               Average Base Rental
         Year-End               Per Square Foot              Occupancy %
         --------               ---------------              -----------
           1993                      $18.79                      100%
           1994                       19.01                      100
           1995                       19.45                      100
           1996                       19.28                       90


     The Property was constructed in 2 phases from 1990 to 1992 and the Company does not believe that operating data during the various construction phases would be meaningful.

     The following tabulation shows the expiration schedule of leases as of December 31, 1996.

                               Approximate
               Total Number   Gross Leasable         Annualized Base Rent(1)
Leases          of Leases         Area               ----------------------
Expiring In     Expiring       Square Feet    (in thousands)    Percent of Total
-----------     --------       -----------    --------------    ----------------
1997               5              9,100            $189                6%
1998               6             14,575             323               10
1999               5             16,400             342               10
2000              13             27,242             601               18
2001              14             58,880           1,131               35
2002               3             14,700             270                8
2003               1              7,765             167                5
2004               0                  0               0                0
2005               1              8,250             119                4
2006+              1             10,000             140                4

______________

(1) Annualized Base Rent is computed by multiplying the monthly base rent in effect at December 31, 1996 by 12.

RISK FACTORS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain factors listed below and elsewhere in this document. However, because the Company operates in a rapidly changing environment, there can be no assurance that the following factors include all material risks to the Company at any given time. See "Forward-Looking Statements" at the beginning of this report.

Distributions to Shareholders

     As a California corporation, the Company is subject to the California General Corporation Law (the "CGCL"). Under the CGCL, a corporation may only make a distribution to shareholders if (i) its retained earnings immediately prior to payment of the distribution are at least equal to the amount of the distribution, or (ii) generally, its total assets (determined on the basis of their depreciated historical cost in accordance with generally accepted accounting principles ("GAAP") and exclusive of certain intangible assets and certain other charges and expenses) are equal to at least 1-1/4 times its total liabilities (excluding certain deferred items) immediately after giving effect to the distribution. The CGCL also prohibits a California corporation from making any distribution to shareholders if the corporation is or, as a result thereof, would be likely to be unable to meet its liabilities as they mature. The CGCL also imposes certain further limitations on distributions on common stock if capital stock with a preference on distributions of assets upon liquidation or payment of dividends is outstanding.

     The Company has historically paid quarterly cash dividends since its incorporation in 1986. Like most REITs whose assets consist of real property, the Company's distributions have reflected the amount of cash available for distribution from Property operations or from "Funds from Operations" rather than from "retained earnings." "Funds from Operations," as currently defined by the National Association of Real Estate Investment Trusts, represents net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Non-cash charges for depreciation reduce net income and consequently retained earnings, but not Funds from Operations or cash available for distribution.

      The Company's quarterly distributions over the past 10 years have exceeded its GAAP net income over the period and resulted in negative "retained earnings" on the Company's balance sheet, with the result that the Company's legal ability under the CGCL to make distributions depends upon the book value of its assets exceeding 1-1/4 times its liabilities. Such "book value" is also determined in accordance with GAAP, which means that such book value cannot exceed the historic acquisition cost of the Company's Properties less charges for depreciation and certain deductions related to writedowns for impairment. As a result, the book value of Properties will typically decline over time and, in any event, does not purport to reflect the actual fair market value of the assets at the time that distributions to shareholders are made. Accordingly, there can be no assurance that the Company will continue to be able to satisfy the CGCL requirements with respect to the payment of distributions to shareholders. A failure to satisfy these provisions would require a reduction in or cessation of distributions to shareholders, which could prevent the Company from satisfying the distribution requirements under the Internal Revenue Code of 1986, as amended (the "Code") necessary to maintain its REIT status, either of which would likely have a material adverse effect on the Company and on its ability to make distributions to shareholders. Consequently, the Board of Directors of the Company is proposing to reincorporate the Company in Maryland.

General Real Estate Investment Risks

     Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the Properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, the Company's results of operations and ability to make distributions to its shareholders will be adversely affected. The performance of the economy in each of the areas in which the Company's Properties are located affects occupancy, market rental and vacancy rates and expenses, and, consequently, has an impact on the revenues from the Properties and their underlying values. The financial results of major local employers may have an impact on the revenues and value of certain of the Properties.

     Revenues from the Company's Properties may be further adversely affected by, among other things, the general economic climate, local economic conditions in which the Properties are located, such as oversupply of space or a reduction in demand for rental space, the attractiveness of the Properties to tenants, competition from other available space, the ability of the Company to provide for adequate maintenance and insurance and increased operating expenses (including real estate taxes and utilities) which may not be passed through to tenants; and the expense of periodically renovating, repairing and re-leasing space. There is also the risk that as leases on the Properties expire, tenants will enter into new leases on terms that are less favorable to the Company. Revenues and real estate values may also be adversely affected by such factors as applicable laws (e.g., the Americans With Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing. In addition, real estate investments are relatively illiquid and, therefore, will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions.

     Most of the leases of the Company's retail Properties, as is common with many multi-tenant shopping centers, provide for tenants to reimburse the Company for a portion (frequently based upon the portion of total retail space in the Property that is occupied by the tenant) of the common area maintenance, real estate taxes, insurance and other operating expenses of the Property. To the extent that a Property has vacant rentable space, not only will the Company be deprived of the base rent that it would receive if the vacant space were occupied, but the Company itself will have to bear the unreimbursed expense applicable to such vacant space. Likewise, such expenses are generally not reduced when circumstances cause a reduction in rental revenues from the Property. If a Property is mortgaged to secure the payment of indebtedness and if the Company is unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on the Property or the exercise of other remedies by the mortgagee. Likewise, if a Property suffers sustained reductions in revenues, the Company may sustain a writedown of the asset value and a related charge to earnings.

Investment in Single Industry

     The Company's current strategy is to acquire interests only in retail shopping centers and related properties. As a result, the Company will be subject to risks inherent in investments in a single industry. The effects on cash available for distribution to the Company's shareholders resulting from a downturn in the retail industry might be more pronounced than if the Company's portfolio were more diversified as to property types.

     Among the risks that the Company as an owner of Properties leased primarily to retail tenants may face are the volatile nature of the retail business and changes in consumer preferences, which may result in tenant failures or changes in the physical requirements of retailers that the Company may be required to accommodate in order to retain or attract tenants. Retail chains may overexpand in the same general market area, thereby creating competition with their own stores that may be in one or more of the Company's Properties. Because many anchor tenants frequently have negotiating power to demand the exclusive or sole right to sell certain types of products in a shopping center, the existence of such rights may adversely limit the Company's ability to lease space in the center to retailers of potentially competing products. The foregoing and similar factors may affect the revenues, and resulting value, of the Company's Properties.

Bankruptcy and Financial Condition of Tenants

     At any time, a tenant of the Properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of such tenant's lease and thereby adversely affect the Company's results of operations and ability to make distributions to its shareholders. Although the Company has not experienced material losses from tenant bankruptcies, no assurance can be given that tenants will not file for bankruptcy protection in the future, or if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in the failure to make rental payments when due. If tenant leases are not affirmed following bankruptcy or if a tenant's financial condition weakens, the Company's results of operations and ability to make distributions to its shareholders may be adversely affected.

Geographic Concentration

     The Company's Properties are all located within the State of California, and within such state primarily in the San Diego County, greater Los Angeles and San Francisco Bay areas. This concentration of Properties subjects the Company to the strengths or weaknesses of the California economy and the aforementioned local economies in a number of ways. The performance of the economy in each locality affects occupancy, market rental rates and expenses and, consequently, has an impact on the revenues from the Company's Properties and their underlying values. The financial results of major local employers may have an impact on the revenues and value of certain of the Properties. A downturn in the economy of California in general or of any of these local economies could adversely affect the Company's results of operations and ability to make distributions to its shareholders. In that regard, certain areas of California (particularly the greater Los Angeles area) have in the past been adversely affected by reductions in defense spending, and certain other areas of California (particularly the San

Francisco Bay area) may be substantially influenced by conditions in the high technology industries. Additionally, certain areas in California have been and remain subject to various natural disasters, including earthquakes and floods.

Competition

     Numerous retail properties compete with the Company's Properties in attracting tenants to lease space. Some of these competing properties are newer and better located or designed and may offer lower expenses or be better capitalized than the Company's Properties. The number of competitive commercial properties in a particular area could have a material adverse effect on the Company's ability to lease space in its Properties or at newly developed or acquired properties and on the rents charged.

     Additionally, the Company may be competing for investment opportunities with entities which have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

Acquisition and Development Activities

     The Company intends to acquire existing retail commercial properties to the extent that they can be acquired on acceptable terms and meet the Company's investment criteria, including the availability of suitable financing. Acquisitions of retail commercial properties entail general investment risks associated with any real estate investment, including the risk that investments will fail to perform as expected or that estimates of the cost of improvements to bring an acquired property up to standards established for the intended market position may prove inaccurate.

     The Company is pursuing certain commercial property development projects and expects to develop other projects. As a general matter, property development projects typically carry a higher, and sometimes substantially higher, level of risk than the acquisition of existing properties. For example, development projects generally require various governmental and other approvals, the receipt of which cannot be assured. Approvals frequently require undertakings for public infrastructure improvements or other activities to mitigate the effects of the proposed development, whose costs also cannot be assured. The Company's development activities will entail a variety of other risks, including the risk that funds will be expended and management time will be devoted to projects which may not come to fruition; the risk that a project will not be developed by the scheduled completion date; the risk that construction costs of a project may exceed original estimates, possibly making the project economically unfavorable to operate or requiring a writedown of the carrying amount of the project; the risk that occupancy rates and rents at a completed project will be less than anticipated; and the risk that expenses at a completed development will be higher than anticipated. These risks may adversely affect the Company's results of operations and ability to make distributions to its shareholders.

     The integration of certain acquisition and development properties into the systems and procedures of the Company presents a management challenge, and the failure to integrate such properties into the Company's operating structures could have a material adverse effect on the

Company's results of operations and ability to make distributions to its shareholders.

Consequences of Failure to Qualify as a REIT

     The Company has elected to qualify as a REIT under the Code. Although the Company believes that it has operated in a manner which satisfies the REIT qualification requirements since 1987, no assurance can be given that the Company's qualification as a REIT will not be challenged by the Internal Revenue Service for taxable years still subject to audit or that the Company will continue to qualify as a REIT in future years. A REIT generally is not taxed on distributed income so long as it distributes to its shareholders at least 95% of its real estate investment trust taxable income currently. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the Company's control. If in any taxable year the Company were to fail to qualify as a REIT, the Company would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to federal income tax on its taxable income at regular corporate rates. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the funds available for distribution to the Company's shareholders would be reduced for each of the years involved. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT or may cause the Company's Board of Directors to revoke the REIT election.

Proposed Reincorporation

     The Board of Directors of the Company has unanimously approved a proposal to change the Company's state of incorporation from California to Maryland (the "Reincorporation"). The primary purpose of the proposed change in domicile is to avoid the applicability of the aforementioned provisions under the CGCL which restrict the Company's ability to make distributions to its shareholders and could potentially prevent the Company from making distributions in an amount necessary to qualify as a REIT under the Code. The proposed Reincorporation is subject to approval by shareholders at the 1997 Annual Meeting, the Proxy Statement for which will describe the reasons for and certain consequences of the proposed Reincorporation including certain differences between California and Maryland corporate law and certain differences between the rights of shareholders of the Company and the rights of stockholders of the successor Maryland corporation. If the Reincorporation is consummated, matters relating to shareholders' rights, corporate governance and similar matters generally will be governed by Maryland law rather than California law, and no assurance can be given that Maryland law with respect to those matters will not be less favorable to shareholders than California law.

Dependence on Key Personnel

     The Company is dependent on the efforts of its executive officers, J. David Martin, President and Chief Executive Officer of the Company, and Daniel B. Platt, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of the Company, and the loss of their services could have an adverse affect on the operations of the Company. Mr. Martin has entered into an employment agreement with the Company.

Conflicts of Interest

     The Company currently has various development projects which it acquired from its President and Chief Executive Officer, J. David Martin, concurrently with Mr. Martin's appointment as President and Chief Executive Officer in 1995. While the Company has adopted procedures for decision-making with respect to such projects (including Mr. Martin's absence from Board of Directors meeting discussions involving such projects), nevertheless the arrangement could result in conflicts of interest in one or more of the projects.

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of such hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injuries associated with asbestos-containing materials. The Company may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries to persons and property, resulting from the environmental condition of its Properties, regardless of whether the Company itself actually contributed to such condition.

Risks of Leverage

     Neither the Company's bylaws nor its articles of incorporation limit the amount of indebtedness the Company may incur. Although financial covenants contained in the Company's line of credit facility (the "Credit Facility") limit the amount of additional indebtedness the Company may incur, those covenants currently would permit the Company to incur substantial additional indebtedness. Currently, the maximum committed amount available under the Company's Credit Facility is $135 million. The Company has utilized the Credit Facility to finance certain recent acquisitions and may use the Credit Facility to fund the acquisition of additional properties and for other general corporate purposes. A portion of the Credit Facility is currently secured by certain Properties owned by the Company and the Credit Facility requires that the Company comply with a number of financial covenants. The Company is also obligated by other indebtedness secured by individual Properties. There can be no assurances that the Company will be able to meet its debt service obligations or to comply with the financial covenants in its debt instruments and, to the extent that it cannot, the lenders typically would be entitled to demand immediate repayment of the related indebtedness and to commence foreclosure proceedings against the property securing such indebtedness, thereby subjecting the Company to the risk of loss of some or all of its assets, including certain of its Properties. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if the Company is in need of capital to repay indebtedness in accordance with its terms or otherwise, it could be required to liquidate one or more investments in Properties at unfavorable prices. The Company will be subject to the risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, the risk of increases in interest rates on indebtedness (such as borrowings under the Credit Facility) which bears interest at floating rates, the risk that existing indebtedness cannot be refinanced or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. The Company's mortgage indebtedness (other than indebtedness under the Credit Facility) is generally nonrecourse to the Company. However, even with respect to nonrecourse mortgage indebtedness, the lenders may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misapplication of funds and environmental liabilities.

Investments in Joint Ventures

     In February 1997, the Company conveyed to an institutional investor, California Urban Investment Partners ("CUIP"), a 75% interest in one of its Properties, Margarita Plaza. This was accomplished by contributing the Property to a limited liability company in which the Company has a 25% managing member interest and CUIP has a 75% managing member interest. As part of the transaction, CUIP reimbursed the Company for 75% of its acquisition cost of the Property. The Company has agreed to convey a 75% interest in another one of its Properties, Ladera Center, in a similar manner.

     The Company may in the future acquire interests in limited and general partnerships, limited liability companies, joint ventures and other enterprises (collectively, "Joint Ventures") formed to own or develop real property or interests in real property. The Company may acquire minority interests in certain such Joint Ventures and also may acquire interests as a passive investor without rights to actively participate in management of the Joint Ventures. Investments in Joint Ventures involve additional risks, including the possibility that the other participants may become bankrupt or have economic or other business interests or goals which are inconsistent with those of the Company, that the Company will not have the right or power to direct the management and policies of the Joint Ventures and that such other participants may take action contrary to the instructions or requests of the Company and its policies and objectives or which could jeopardize the Company's ability to maintain its qualification as a REIT. Such investments may also have the potential risk of impasse on decisions, such as a sale, because neither the Company nor any of the other participants have full control over the Joint Ventures. The Company will, however, seek to maintain sufficient control of such Joint Ventures to permit the Company's business objectives to be achieved and its status as a REIT preserved, although there can be no assurance that it will be successful in doing so, which could have a material adverse effect on the Company and its ability to make distributions to shareholders. There is no limitation under the Company's organizational documents as to the amount of available funds that may be invested in Joint Ventures.

Insurance Coverage Limitations

     The Company carries comprehensive general liability coverage and umbrella liability coverage on all of its Properties with limits of liability which the Company deems adequate (subject to deductibles) to insure against liability claims and provide for the cost of defense. Similarly, the Company is insured against the risk of direct physical damage in amounts the Company estimates to be adequate (subject to deductibles) to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild each Property, including loss of rental income during the reconstruction period. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Should any uninsured loss occur, the Company could lose its investment in, and anticipated revenues from, a Property, which could have a material adverse effect on the Company and its ability to make distributions to shareholders. Currently the Company also insures certain of its Properties for loss caused by earthquakes in the aggregate amount of $23 million (subject to deductibles) and one of its Properties for loss caused by flood. Because of the high cost of this type of insurance coverage and the wide fluctuations in price and availability, the Company has made the determination that the risk of loss due to earthquake and flood does not justify the cost to increase this coverage any further under current market conditions. However, there can be no assurance that the occurrence of an earthquake, flood or other natural disaster will not adversely affect the Company.

Authority to Issue Preferred Stock

     The Company's articles of incorporation authorize the Board of Directors to issue up to 5,000,000 shares of Preference Stock ("Preferred Stock") and to establish the preferences and rights of any such shares issued. The issuance of Preferred Stock would likely result in the holders of the Preferred Stock being entitled to priority in distributions, thereby potentially reducing cash available for distribution to holders of Common Stock, and upon the liquidation of the Company. In addition, the issuance of Preferred Stock could involve the creation of voting rights for the holders of Preferred Stock that might result in their voting as a class with the holders of Common Stock or as a separate class on certain matters, including the election of one or more Directors of the Company. As a result, the Board of Directors could, without shareholder action, authorize the issuance of one or more series of Preferred Stock with voting, distribution, liquidation and other rights that could adversely affect holders of Common Stock. No shares of Preferred Stock are currently issued or outstanding.

Effect of Various Market Factors on Price of Common Stock

     A variety of factors may influence the price of the Company's Common Stock in public trading markets. The Company believes that investors generally perceive REITs as yield-driven investments and compare the annual yield from distributions by REITs with yields on various other types of financial instruments. Thus an increase in market interest rates generally could adversely affect the market price of the Company's Common Stock. Similarly, to the extent that the investing public has a negative perception of companies in the retail business or REITs that own and operate retail shopping centers and other properties catering to retail tenants, the value of the Company's Common Stock may be negatively impacted in comparison to shares of other REITs owning other types of properties and catering to different types of tenants.

     The market price for the Common Stock may be affected by factors such as the announcement of new acquisitions or development projects by the Company or its competitors, quarterly variations in the Company's operating results or the operating results of the Company's competitors, changes in earnings (losses) or other estimates by analysts or reported results that vary from such estimates. In addition, the stock market may experience significant price fluctuations which could affect the market price of the Company's Common Stock which may be unrelated to the operating performance of the Company. Following periods of volatility in the market price of the Company's Common Stock, securities class action litigation could be initiated against the Company which could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company and its ability to make distributions to shareholders.

ITEM 2.  PROPERTIES

     The Properties of the Company owned at December 31, 1996 are described under Item 1 "Business" and in Notes 2 and 3 to the Consolidated Financial Statements.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Common Stock of the Company is listed on the New York Stock Exchange under the symbol "BPP". The following table sets forth the high and low sale prices of the Common Stock, as reported by the New York Stock Exchange Composite Tape, and the per share dividends paid by the Company for each calendar quarter during 1996 and 1995.

                                                           Dividends
      Quarter Ended                 High           Low       Paid

      March 31, 1995                $13.38        $11.88      $.36
      June 30, 1995                  13.50         11.63       .36
      September 30, 1995             14.50         11.38       .36
      December 31, 1995              11.88          9.50       .25

      March 31, 1996                 11.13          9.75       .25
      June 30, 1996                  11.88         10.25       .25
      September 30, 1996             13.00         11.00       .25
      December 31, 1996              15.00         11.88       .25

     At December 31, 1996, there were approximately 3,024 holders of record of the Company's Common Stock.

Recent Issue of Unregistered Securities

     On January 31, 1997, BPP/Valley Central LP, BPP/Riley LP and BPP/Cameron Park LP, each a California limited partnership of which the Company is a general partner, issued an aggregate of 1,495 limited partnership units that may be exchanged after one year for an equal number of shares of Common Stock of the Company. Such units were issued, as a part of the consideration paid for certain properties acquired, to the existing privately held partnerships that contributed such properties to the respective limited partnership. The value of the Common Stock of the Company at the date of the transactions for which each limited partnership unit may be exchanged was $14.75 per share. No registration statement was required in connection with the issuance because the transactions did not involve a public offering and were exempt under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read with Management's Discussion and Analysis of Financial Condition and Results of Operations,
               which is included elsewhere in this Annual Report.
                     (in thousands except per share amounts)

                                                                        Year Ended December 31,

                                               1996             1995              1994            1993            1992
                                               ----             ----              ----            ----            ----
OPERATING STATEMENT DATA

TOTAL REVENUES                              $  47,314         $  48,669         $ 51,387        $ 41,179        $ 28,025
                                            =========         =========         ========        ========        ========

Income (Loss) From Operations               $   9,892         $ (14,951)        $ 13,164        $  9,846        $  1,058
Gain on Sales of Real Estate                    2,298             2,233               --              --              --
Distribution to Minority
 Interest Holders                                 (35)               --               --              --              --
                                            ---------         ---------         --------        --------        --------
Net Income (Loss) Before
 Extraordinary Item                         $  12,155         $ (12,718)        $ 13,164        $  9,846        $  1,058
Loss from Early Extinguishment
  of Debt                                        (884)               --               --              --              --
                                            ---------         ---------         --------        --------        --------
NET INCOME (LOSS)                           $  11,271         $ (12,718)        $ 13,164        $  9,846        $  1,058
                                            =========         =========         ========        ========        ========

Earnings Per Share:
  Income (Loss) Before Extraordinary
  Item                                      $    0.71         $   (0.75)        $   0.84        $   0.77        $   0.13
Extraordinary Item                              (0.05)               --               --              --              --
                                            ---------         ---------         --------        --------        --------
Net Income (Loss)                           $    0.66         $   (0.75)        $   0.84        $   0.77        $   0.13
                                            =========         =========         ========        ========        ========

DIVIDENDS PAID                              $  17,113         $  22,564         $ 22,723        $ 18,324        $ 11,880
                                            =========         =========         ========        ========        ========

DIVIDENDS PAID PER SHARE                    $    1.00         $    1.33         $  1.415        $   1.39        $   1.36
                                            =========         =========         ========        ========        ========

TAXABLE INCOME PER SHARE-
  ORDINARY                                  $      --         $     .59         $    .95        $    .88        $    .52
                                            =========         =========         ========        ========        ========

TAXABLE INCOME PER SHARE-
  CAPITAL GAIN                              $      --         $     .17         $     --        $     --        $     --
                                            =========         =========         ========        ========        ========

BALANCE SHEET DATA
Total Assets                                $ 356,195         $ 327,770         $358,022        $360,262        $259,790
Total Notes Payable                         $ 105,552         $  92,173         $ 89,799        $ 56,153        $ 59,622
Line of Credit Advances                     $  72,900         $  24,933         $ 26,000        $ 64,100        $ 19,100
Convertible Subordinated
 Debentures                                 $      --         $  25,700         $ 25,700        $ 42,354        $ 80,530
Number of Shares Outstanding at
 Year End                                      17,096            17,082           16,905          14,987           8,838
Weighted Average Number of Shares              17,084            17,016           15,732          12,768           8,292

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Historical results and percentage relationships set forth in the consolidated statements of income contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations.

The Company's strategic focus is the development, acquisition, rehabilitation, and operation of retail shopping centers on the West Coast. At December 31, 1996, the Company owned interests in 21 retail shopping centers, all located in California, 16 of which were fully operational, one of which was operating but undergoing renovation and expansion, and four of which were in various stages of development. As of December 31, 1996, the Company also owned four office/industrial properties located in Southern California, which are considered non-strategic.

As part of its ongoing business, the Company regularly engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

Results of Operations

Comparison of 1996 to 1995. In the fourth quarter of 1995, the Company announced that its Board of Directors had approved a plan to dispose of a portion of the Company's non-strategic properties and to redeploy the proceeds from disposition into retail properties. As a result of the decision to dispose of these properties, the Company took a one-time non-cash charge of $21,373,000 in 1995 to write those assets down to their fair market value. During 1996, all five of the written-down properties were sold, resulting in a net gain on sale of $2,298,000. In 1995, the Company took additional one-time charges of $1,047,000 to write down goodwill, outdated computer equipment and a discontinued investment in a real estate advisor, and $2,500,000 related to the implementation of the Company's new strategic plan. There were no additional charges related to the implementation of the plan taken in 1996. The $2,500,000 charge included a non-cash reduction in revenues of $1,278,000, primarily as a result of a change in the formula used to estimate common area maintenance reimbursements and percentage rents; and $975,000 in one-time general and administrative expenses related to the transition to the new management team, studies by new management of various organizational and operating policies of the Company, and organizational and strategic changes resulting from those studies, including the internalization of property management and the installation of a new property management operating system.

Including these charges, net income increased $23,989,000 from a net loss of $12,718,000 in 1995 to net income of $11,271,000 in 1996. If the one-time charges in 1995 were excluded, net income before gain on sales of real estate, minority interest, and extraordinary item would have decreased $77,000 from $9,969,000 in 1995 to $9,892,000 in 1996. This decrease was net of several effects, but, as discussed in the following paragraphs, was primarily attributable to the expiration of the McDonnell Douglas lease and the subsequent sale of the building in

June of 1996, the sale of the Beverly Garland Hotel in December of 1995, lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996, and higher expenses related to the opening of regional offices in Los Angeles and San Francisco.

Revenues decreased $1,355,000 to $47,314,000 in 1996 from $48,669,000 in 1995.
Excluding the one-time charges in 1995, the decrease was $2,633,000 from $49,947,000 in 1995 to $47,314,000 in 1996. This decrease is primarily attributable to the sales of the McDonnell Douglas Building and the Beverly Garland Hotel and the renegotiation of the Anacomp lease.

Rental operating expenses increased $536,000 to $12,603,000 in 1996 from $12,067,000 in 1995. This increase is primarily attributable to the addition of new properties, the expense associated with carrying the vacancy in the Anacomp Building, and the opening of offices in Los Angeles and San Francisco.

The provision for bad debt decreased $562,000 to $410,000 in 1996 from $972,000 in 1995. This decrease is primarily attributable to fewer credit problems amongst smaller tenants.

Interest expense decreased $1,216,000 to $10,744,000 in 1996 from $11,960,000 in
1995. This decrease is primarily attributable to a lower short-term interest rate environment in 1996 and slightly lower average outstanding borrowings under the Company's lines of credit.

Depreciation and amortization expense decreased $1,867,000 to $11,250,000 in 1996 from $13,117,000 in 1995. This decrease reflects the elimination of depreciation and amortization charges on the properties sold in 1995 and 1996.

General and administrative expenses decreased $669,000 to $2,415,000 in 1996 from $3,084,000 in 1995. Exclusive of the one-time charges in 1995, general and administrative expenses would have increased $306,000 in 1996. This increase reflects the costs associated with the opening of offices in Los Angeles and San Francisco as well as other increases commensurate with the increasing level of operations in the Company.

In June 1996, the Company disposed of the McDonnell Douglas Building. Proceeds from the disposition totaled $9,301,000, resulting in a gain of $9,000. In July 1996, the Company disposed of the Fireman's Fund and Highlands Plaza Buildings. Proceeds from the dispositions totaled $22,701,000, resulting in a gain of $291,000. In September 1996, the Company disposed of its 11.85% interest in the building in which its corporate headquarters are located. Proceeds from the disposition totaled $1,939,000, resulting in a gain of $1,981,000. In October 1996, the Company disposed of the Miramar Business Center. Proceeds from the disposition totaled $6,934,000, resulting in a gain of $17,000. Proceeds from these sales were used to reduce outstanding borrowings under the Company's lines of credit.

In November 1996, the Company redeemed all of its outstanding 8-1/2% convertible debentures due 2002, which aggregated $25,700,000 in principal amount, incurring an extraordinary loss from the early extinguishment of debt of $884,000.

The Company considers Funds From Operations (FFO) to be a relevant supplemental measure of the performance of an equity REIT since such measure does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. FFO means net income (loss) (computed in accordance with generally accepted accounting principles), before gains (or losses) from debt restructuring and sales of property, plus depreciation of real property. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

During 1996, the Company reported that FFO increased $552,000 to $20,466,000 in 1996 from $19,914,000 in 1995. If the one-time charges in 1995 were excluded, the Company would have reported a decrease in FFO in 1996 of $1,948,000. This decrease was net of several effects, but was primarily attributable to the expiration of the McDonnell Douglas lease and the subsequent sale of the building in June of 1996, the sale of the Beverly Garland Hotel in December of 1995, lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996, and higher expenses related to the opening of regional offices in Los Angeles and San Francisco.

Comparison of 1995 to 1994. Including the one-time charges in 1995, net income decreased $25,882,000 from net income of $13,164,000 in 1994 to a net loss of $12,718,000 in 1995. If these one-time charges in 1995 were excluded, the Company would have reported net income before gain on sales of real estate of $9,969,000 in 1995 as compared to $13,164,000 in 1994. This decrease was primarily attributable to increases in interest expense, provision for bad debt, and depreciation and amortization, the sale of A-Storage in June 1995, and the changes in the formula used to estimate common area maintenance reimbursements and percentage rents. The principal reasons for this decrease are discussed in the following paragraphs.

Revenues decreased $2,718,000 to $48,669,000 in 1995 from $51,387,000 in 1994.
This decrease is primarily due to the changes in estimation techniques previously mentioned, recognition in 1994 of certain 1993 tenant percentage rents that were not estimatable at the end of 1993, and a decrease in other percentage rents and sale of the A-Storage facility in 1995.

Rental operating expenses decreased $114,000 to $12,067,000 in 1995 from $12,181,000 in 1994. The decrease is primarily due to the sale of A-Storage.

The provision for bad debt increased $670,000 to $972,000 in 1995 from $302,000 in 1994. This increase is primarily attributable to higher than normal credit problems amongst smaller tenants and a decision by the Company to increase the general provision for bad debt by $150,000.

Interest expense increased $378,000 to $11,960,000 in 1995 from $11,582,000 in 1994. The increase is primarily attributable to a higher short-term interest rate environment for much of 1995 and slightly higher average outstanding borrowings under the Company's lines of credit.

Depreciation and amortization expense increased $1,153,000 to $13,117,000 in 1995 from $11,964,000 in 1994. The increase reflects additional depreciation expense for rehabilitations of existing properties during 1994 and 1995.

General and administrative expenses increased $890,000 to $3,084,000 in 1995 from $2,194,000 in 1994. The increase reflects the previously mentioned one-time charges.

In July 1995, the Company disposed of its A-Storage facility. Proceeds from the disposition totaled $2,619,000, resulting in a gain of $1,428,000. In December 1995, the Company sold its interest in Beverly Garland Hotel. Proceeds from the sale totaled $10,000,000 resulting in a gain of $805,000. Proceeds from these sales were used to reduce outstanding borrowings under the Company's lines of credit.

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

Liquidity and Capital Resources

Liquidity

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for required payments on notes payable, recurring tenant improvements, and dividend payments in accordance with REIT requirements through the end of 1997. However, the Company will require additional sources of capital to finance the acquisition and development of additional properties. Sources of this additional capital may include borrowings under credit facilities and mortgage indebtedness, proceeds from sales of non-strategic assets, the sale of interests in certain properties to third parties and, to the extent market conditions permit, the issuance of debt or equity securities. However, there can be no assurances that capital necessary to finance future acquisitions and developments will be available on acceptable terms or at all.

The Company satisfied its REIT requirement under the Internal Revenue Code of 1986 of distributing at least 95% of ordinary taxable income with distributions to shareholders of $17,113,000 in 1996. Accordingly, Federal income taxes were not incurred at the corporate level.

Capital Resources

In November 1996, the Company entered into a new $135,000,000 credit facility (the "Credit Facility") with Nomura Asset Capital Corporation, replacing a $50,000,000 credit facility with Bank of America. Of the total amount, $90,000,000 is secured and $45,000,000 is unsecured. At December 31, 1996, borrowings of approximately $72,900,000 were outstanding under the Credit Facility, of which $35,525,000 was secured by mortgages on five of the Company's properties and $37,375,000 was unsecured. Borrowings under the secured and unsecured portions of the Credit Facility bear interest at rates of LIBOR (London

Interbank Offer Rate) plus 1.65% or LIBOR plus 1.85% (subsequently reduced to 1.75%), respectively. The Credit Facility is scheduled to mature in November 1998, with a one year extension option available.

In November 1996, the Company redeemed all of its remaining outstanding 8-1/2% Convertible Debentures due 2002, which aggregated $25,700,000 in principal, using proceeds from its Credit Facility.

At December 31, 1996, the Company had $15,275,000 outstanding under a $28,800,000 construction loan agreement with Comerica Bank, secured by one of the Company's development properties. The remaining availability of $13,525,000 is expected to be used to fund the completion of a 250,000 square foot retail shopping center in Richmond, California. Borrowings under this loan bear interest at the bank's eurodollar base rate plus 2.50% or at its prime rate. The loan is scheduled to mature in November 1997, and the Company has the right to extend for an additional year.

At December 31, 1996, the Company's capitalization consisted of $178,452,000 of debt and $256,447,000 of market equity (market equity is defined as shares of common stock outstanding multiplied by the closing price on the New York Stock Exchange, which was $15.00 at December 31, 1996) resulting in a debt to total market capitalization ratio of .41 to 1.0. At December 31, 1996, the Company's total debt consisted of $121,977,000 of variable rate debt and $56,475,000 of fixed rate debt. The average rates of interest on the variable and fixed rate debt were 7.55% and 8.96%, respectively, at December 31, 1996.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings and private placements of debt and equity securities, although there can be no assurance that additional capital will be available on acceptable terms or at all. The Company has on file with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either common stock or convertible debentures. As of December 31, 1996, no such issuance has occurred.

Operating Activities

Cash flow provided by operating activities was $17,521,000, $24,078,000 and $19,825,000 for 1996, 1995 and 1994, respectively. Cash provided by operating activities decreased in 1996 compared to prior years for a variety of reasons, including decreased revenues and costs associated with the new Credit Facility.

Investing Activities

Cash flow used (provided) by investing activities was $33,399,000, ($2,519,000) and $5,138,000 for 1996, 1995 and 1994, respectively. The substantial increase in 1996 compared to prior years resulted from increased acquisition and development activity.

Financing Activities

Cash flow provided (used) by financing activities was $18,430,000, ($26,718,000) and ($13,923,000) in 1996, 1995 and 1994, respectively. Net borrowings from credit facilities and notes payable increased to $61,346,000 in 1996 from net repayments of $5,825,000 in 1995, while distributions paid in 1996 decreased to $17,113,000 from $22,564,000 in 1995. A portion of these borrowings during 1996 were used by the Company to redeem its remaining outstanding 8-1/2% Convertible Debentures due 2002, totaling $26,000,000 in principal and interest. In 1994, cash flow used by financing activities included a net repayment on credit facilities of $3,100,000 and distributions of $22,723,000, partially offset by proceeds from the issuance of stock of $13,254,000.

Effects of Inflation

Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in these operating expenses resulting from inflation to the extent that its properties are occupied. The Company periodically evaluates its exposure to short-term interest rates and may, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate loans.

Certain Factors that Could Affect Future Results

Management's discussion and analysis of financial condition and results of operations contains (as do other portions of this report) certain forward-looking statements that are subject to risk and uncertainty. Reference is made to "Risk Factors" included under Item 1 contained elsewhere in this Annual Report on Form 10-K for a discussion of certain factors that might cause actual results to differ materially from those set forth in the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Burnham Pacific Properties, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burnham Pacific Properties, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

//Deloitte & Touche LLP//
San Diego, California

February 28, 1997

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                      (in thousands, except share amounts)

ASSETS                                                    1996           1995
------                                                    ----           ----
Real Estate                                            $ 389,634      $ 367,088
Less Accumulated Depreciation                            (48,978)       (54,388)
                                                       ---------      ---------
Real Estate-Net                                          340,656        312,700
Cash and Cash Equivalents                                  4,095          1,543
Receivables-Net                                            4,860          5,647
Other Assets                                               6,584          7,880
                                                       ---------      ---------
  Total                                                $ 356,195      $ 327,770
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts Payable and Other                             $   2,655      $   3,458
Accrued Interest on Convertible Debentures                                  943
Tenant Security Deposits                                     929            969
Notes Payable                                            105,552         92,173
Line of Credit Advances                                   72,900         24,933
Convertible Debentures                                                   25,700
                                                       ---------      ---------
Total Liabilities                                        182,036        148,176
                                                       ---------      ---------

Commitments and Contingencies

Minority Interest                                            434            434
                                                       ---------      ---------

Stockholders' Equity:
Preferred Stock, 5,000,000 Shares Authorized; No
Shares Issued or Outstanding

Common Stock, No Par Value, 40,000,000 Shares
 Authorized; 17,096,452 and 17,081,670
 Shares Outstanding at December 31, 1996
 and 1995, Respectively                                  262,340        262,130
Notes Receivable-Directors' Stock Purchase                                 (197)
Dividends Paid in Excess of Net Income                   (88,615)       (82,773)
                                                       ---------      ---------

   Total Stockholders' Equity                            173,725        179,160
                                                       ---------      ---------

Total                                                  $ 356,195      $ 327,770
                                                       =========      =========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
               (in thousands, except share and per share amounts)

REVENUES                                            1996              1995             1994
--------                                            ----              ----             ----

Rents                                           $     46,864      $     48,188      $    51,026
Interest                                                 450               481              361
                                                ------------      ------------      -----------

Total Revenues                                        47,314            48,669           51,387
                                                ------------      ------------      -----------

COSTS AND EXPENSES

Interest                                              10,744            11,960           11,582
Rental Operating                                      12,603            12,067           12,181
Provision for Bad Debt                                   410               972              302
General and Administrative                             2,415             3,084            2,194
Depreciation and Amortization                         11,250            13,117           11,964
Impairments/Writedowns of Assets                                        22,420
                                                ------------      ------------      -----------

Total Costs and Expenses                              37,422            63,620           38,223
                                                ------------      ------------      -----------

Income (Loss) from Operations Before
  Gain on Sales of Real Estate,
  Distribution to Minority Interest Holders
  and Extraordinary Item                               9,892           (14,951)          13,164
Gain on Sales of Real Estate                           2,298             2,233
Distribution to Minority Interest Holders                (35)
                                                ------------      ------------      -----------


Income (Loss) Before Extraordinary Item               12,155           (12,718)          13,164
Extraordinary Loss From Early
  Extinguishment of Debt                                (884)
                                                ------------      ------------      -----------
Net Income (Loss)                               $     11,271      $    (12,718)     $    13,164
                                                ============      ============      ===========

Earnings Per Share:
Income (Loss) Before Extraordinary Item         $       0.71      $      (0.75)     $      0.84
Extraordinary Item                                     (0.05)
                                                ------------      ------------      -----------
Net Income (Loss)                               $       0.66      $      (0.75)     $      0.84
                                                ============      ============      ===========


Weighted Average Number of Shares                 17,084,498        17,016,354       15,731,552
                                                ============      ============      ===========


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Years Ended December 31, 1996, 1995 and 1994
                      (in thousands, except share amounts)

                                                                  Notes
                                                                  Receivable       Dividends
                                                                  Directors'       Paid in
                                            Common Stock          Stock            Excess of
                                    Shares          Amount        Purchase         Net Income      Total

----------------------------------------------------------------------------------------------------------

Balance, January 1, 1994          14,987,097      $ 231,021                        $(37,932)     $ 193,089

Issuance of Common Stock:
 Conversion of Debentures-
   net of related costs            1,040,873         15,987                                         15,987
 Optional Cash Payments              703,635         10,731                                         10,731
 Dividend Reinvestment               161,363          2,488                                          2,488
 Acquisitions of Real Estate          10,058
 Exercised Options                     2,250             35                                             35
Net Income                                                                           13,164         13,164
Dividends Paid                                                                      (22,723)       (22,723)
                                  ----------      ---------                        --------      ---------
Balance, December 31, 1994        16,905,276        260,262                         (47,491)       212,771

Issuance of Common Stock:
  Dividend Reinvestment              222,894          2,546                                          2,546
  Open Market Repurchase of
   Common Stock                      (94,500)        (1,279)                                        (1,279)
  Directors' Stock Purchase           48,000            601      $   (197)                             404
Net Loss                                                                            (12,718)       (12,718)
Dividends Paid                                                                      (22,564)       (22,564)
                                  ----------      ---------      --------         ---------      ---------
Balance, December 31, 1995        17,081,670        262,130          (197)          (82,773)       179,160

Directors' Fees                       15,000            210                                            210
Dividend Reinvestment -
 Fractional Shares Retired              (218)
Payment of Notes
 Receivable -
   Stock Purchase Plan                                                197                              197
Net Income                                                                           11,271         11,271
Dividends Paid                                                                      (17,113)       (17,113)
                                  ----------      ---------      --------         ---------       --------
Balance, December 31, 1996        17,096,452      $ 262,340      $    -0-         $ (88,615)      $173,725
                                  ==========      =========      ========         =========       ========

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                  1996          1995          1994
                                                                  ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                              $  11,271      $(12,718)     $ 13,164
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided by Operating Activities:
 Impairments/Writedowns of Assets                                               22,420
 Gain on Sales of Real Estate                                     (2,298)       (2,233)
 Extraordinary Loss from Early Extinguishment of Debt                884
 Depreciation and Amortization                                    11,250        13,117        11,964
 Provision for Bad Debt                                              410           972           302
 Compensation Expense-Directors' Fees                                210
Changes in Other Assets and Liabilities:
  Receivables and Other Assets                                    (2,300)          902        (4,791)
  Accounts Payable and Other Liabilities                          (1,667)        1,581          (806)
  Tenant Security Deposits                                          (239)           37            (8)
                                                               ---------      --------      --------
Net Cash Provided by Operating Activities                         17,521        24,078        19,825
                                                               ---------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for Acquisitions of Real Estate and
 Capital Improvements                                            (75,111)      (10,380)       (5,939)
Proceeds from Sales of Real Estate                                40,875        12,619
Principal Payments on Notes Receivable                               837           280           801
                                                               ---------      --------      --------
Net Cash (Used) Provided by Investing Activities                 (33,399)        2,519        (5,138)
                                                               ---------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings Under Line of Credit Agreements                       128,918        27,025        26,660
Repayments Under Line of Credit Agreements                       (80,951)      (28,092)      (29,760)
Principal Payments of Notes Payable                               (1,896)       (4,758)       (1,354)
Open Market Repurchase of Stock                                                 (1,279)
Repayments on Notes Receivable-
  Directors' Stock Purchase                                          197           404
Dividends Paid                                                   (17,113)      (22,564)      (22,723)
Dividend Reinvestment                                                            2,546         2,488
Issuance of Stock, Net                                                                        10,766
Proceeds From Issuance of Notes Payable                           15,275
Redemption of Convertible Debentures                             (26,000)
                                                               ---------      --------      --------
Net Cash Provided (Used) by Financing Activities                  18,430       (26,718)      (13,923)
                                                               ---------      --------      --------


Net Increase (Decrease) in Cash and Cash Equivalents               2,552          (121)          764
Cash and Cash Equivalents at Beginning of Year                     1,543         1,664           900
                                                               ---------      --------      --------

Cash and Cash Equivalents at End of Year                       $   4,095      $  1,543      $  1,664
                                                               =========      ========      ========

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)
                                   (continued)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:                            1996         1995        1994
                                                  ----         ----        ----

Cash Paid During the Year for Interest          $ 13,048     $ 12,026     $12,504
                                                ========     ========     =======
SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Notes Payable Assumed                                        $  7,132
Operating Partnership Units Issued
 in Connection with Real Estate Acquisition                       434
Other                                                           1,838
                                                --------     --------     -------

Fair Value of Real Estate Acquired              $    -0-     $  9,404     $   -0-
                                                ========     ========     =======


Conversion of Debentures into Common Stock      $    -0-      $   -0-     $16,654
                                                ========     ========     =======


Notes Receivable-Directors' Stock Purchase      $    -0-     $    601     $   -0-
                                                ========     ========     =======


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      Burnham Pacific Properties, Inc. (the "Company") is a fully integrated, self-managed real estate company which acquires, rehabilitates, develops and manages retail properties on the West Coast. As of December 31, 1996, the Company owned interests in 21 retail properties, all located in California including four retail projects in various stages of development (See Note 3). The Company also owned four industrial and office properties located in Southern California. The Company has elected to qualify as a real estate investment trust ("REIT") for Federal income tax purposes.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and all majority-owned partnerships and joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Income Taxes

      Income taxes have not been provided as the Company believes that it has met all requirements in 1996, 1995 and 1994 to qualify as a REIT under Internal Revenue Code Sections 856-860 including the distribution of at least 95% of ordinary taxable income to stockholders. Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, depreciation, rental revenue, and sales of assets. The reported amounts of the Company's net assets at December 31, 1996 was greater than their tax basis for Federal purposes by approximately $2,841,000.

Net Income (Loss) Per Share

      Net income (loss) per share is calculated using the weighted average number of shares outstanding during each year.

Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of less than 90 days.

Financial Instruments

      The carrying values reflected in the consolidated balance sheets at December 31, 1996 and 1995 reasonably approximate the fair values for cash and cash equivalents, receivables, accounts payable, and line of credit advances. In making such assessment, the Company has utilized discounted cash flow analyses, estimates, and quoted market prices as appropriate. The Company estimates that the fair value of notes payable at December 31, 1996 is higher than their carrying value by approximately $2,100,000. At December 31, 1995, the Company estimated that the fair value of the Convertible Debentures was lower than their carrying value by approximately $900,000 and the fair value of notes payable was higher than their carrying value by approximately $2,600,000.

Accounting for Impairments

      In the fourth quarter of 1995, the Company adopted Statement of Accounting Standards Number 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable (see Note 8).

Reclassifications

      Certain of the 1995 and 1994 amounts have been reclassified to conform to 1996 presentation.

2.    REAL ESTATE

      Real Estate is summarized as follows (in thousands):

                                                               December 31,
                                                           1996           1995
                                                         --------       --------
Retail Centers                                           $287,675       $260,177
Office/Industrial Buildings                                57,740        103,017
Retail Centers Under Development                           41,297          2,691
Other                                                       2,922          1,203
                                                         --------       --------
  Total Real Estate                                       389,634        367,088
Accumulated Depreciation                                  (48,978)       (54,388)
                                                         --------       --------
Real Estate - Net                                        $340,656       $312,700
                                                         ========       ========

      The Real Estate is leased to tenants under leases expiring at various dates through 2033. Certain of these leases contain provisions for rent increases based on cost-of-living indices and certain leases contain renewal options of up to 55 years. Future minimum rental income to be received by the Company under the terms of these operating leases is as follows as of December 31, 1996 (in thousands):

        Year Ending December 31,
              1997                       $ 34,772
              1998                         32,173
              1999                         27,288
              2000                         19,699
              2001                         15,774
              Later Years                  72,677
                                         --------
              Total                      $202,383
                                         ========

      Certain real estate, with a net book value of $253,694,000 at December 31, 1996, is pledged as collateral for notes payable described in Note 4. In addition, the notes are secured by assignments of rents on such real estate. Certain real estate is located on land which is subject to noncancelable ground leases expiring at various dates through 2032 with minimum annual lease payments of approximately $252,000. The Company expects to convey a 75% interest in each of two retail centers acquired in 1996 and having a net book value of $30,221,000 at December 31, 1996 (see Note 15).

3.    DEVELOPMENT PROPERTIES

      On September 28, 1995, the Company and various persons affiliated with The Martin Group of Companies, Inc., a San Francisco-based real estate development firm owned by J. David Martin, executed definitive documents relating to the Company's acquisition of interests in six retail properties in the San Francisco Bay area (the "Martin Properties"). On October 1, 1995, Mr. Martin became President and Chief Executive Officer of the Company and a member of the Company's Board of Directors.

      The six Martin Properties consisted of one completed retail center, one center which was under construction, and four properties (the "Development Properties"), to which the Martin Group affiliates had development rights and that are in various stages of pre-development.

      The acquisition vehicles for the six Martin Properties are six separate limited partnerships of which the Company is general partner and affiliates of The Martin Group are the limited partners. Each of the partnership agreements contemplates that the Company will acquire or develop a specified Martin Property through the relevant partnership. Under the terms of the agreements entered into on September 28, 1995, the Martin Group affiliates have contributed all of their interest in the relevant Martin Properties in exchange for limited partnership units in their respective partnerships. At the closing of the completed and operating retail center, the Company paid approximately $1,400,000 of cash to acquire minority interests and as general partner of the relevant partnership became responsible for mortgage indebtedness of approximately $7,132,000 secured by such Property. For the Property which was under construction, the partnership will only become effective upon completion of construction, which is expected to occur during 1997. Upon the closing of the acquisition of the development rights for each of the Development Properties, the Company became obligated to contribute funds to the partnership sufficient to reimburse the Martin Group for its out-of-pocket costs with respect to the relevant Development Property and thereafter to make further contributions to the partnership to fund the completion of the Property.

      The partnership agreement for the Property which was under construction and each of the Development Properties provides that upon completion of the Property, the annualized stabilized net operating income of the Property will be multiplied by 10 in order to arrive at the completed value of the Property, the cost of construction and other project costs will be deducted from such completed value in order to "value" the equity interests of the limited partners in the Property, and such equity interest will be stated as a number of limited partnership units determined by dividing such limited partners' equity by $16. The actual value of such limited partnership units is intended to be the market value of an equivalent number of shares of the Company's Common Stock, inasmuch as each holder of limited partnership units will have the right to "put" such units to the partnership at the then market value of an equivalent number of Company shares. Upon the exercise of such "put", the Company has the option of exchanging such units for Company shares on a 1-for-1 basis.

      The limited partnership that acquired the completed retail center issued limited partnership units exchangeable for 41,878 shares of Common Stock in consideration for the interests of the Martin Group affiliates in the Property. At December 31, 1996 and 1995, these operating partnership units had a cost basis of approximately $434,000 and are reflected as minority interest in the accompanying financial statements. Current estimates of the total project cost, net operating income and the resulting "value" of the Martin Group affiliates' equity interest in the Property currently under construction and each of the Development Properties have been made, and based upon such estimates each partnership agreement specifies the maximum number of units that may be issued to the limited partners of that partnership, and the Company has accordingly reserved the same maximum number of shares of Common Stock that may be issued pursuant to the exchanges for limited partnership units described above. If the actual resulting equity is determined to be less than originally estimated (either because project costs are higher than estimated or because stabilized net operating income is less than estimated or both), then the number of limited partnership units - and the corresponding number of Company shares for which such units may be exchanged - will be reduced. Other than to reflect a stock split or other capital adjustment of the shares of Common Stock of the Company, under no circumstances can the number of units be increased above the number specified in the applicable partnership agreement. A maximum of 1,915,000 Company shares have been reserved for issuance upon exchange of the maximum number of 1,915,000 limited partnership units that may be issued with respect to all six Martin Properties.

      As of December 31, 1996, in addition to the one Property which was under construction in 1995, two of the four remaining Development Properties had begun construction. The total project costs (exclusive of partnership units representing the equity interest of the limited partners) for the Properties currently under construction and the two remaining Development Properties are estimated at approximately $187,000,000.


4.    NOTES PAYABLE

      Notes payable are summarized as follows (in thousands):

                                                    December 31,
                                                 1996         1995
                                               --------      -------
Notes payable at rates of 7.75% to 10.00%
payable in monthly installments to 2006:
  Insurance Companies                          $ 32,376      $33,166
  Banks and Savings and Loan Associations        50,691       36,106
  Pension Funds                                  22,485       22,901
                                               --------      -------
Total Notes Payable                            $105,552      $92,173
                                               ========      =======

      Interest expense for the years ended December 31, 1996, 1995 and 1994 is reported net of capitalized interest totaling approximately $1,635,000, $97,000 and $55,000, respectively.

      Principal maturities on the notes payable are summarized as follows (in thousands):

               Year Ending December 31,
               1996                         $  3,915
               1997                           17,262
               1998                            2,164
               1999                           25,843
               2000                            1,782
               2001                           45,674
               Later Years                     8,912
                                            --------
               Total                        $105,552
                                            ========

      The 1996 maturity was a non-recourse mortgage note to an insurance company due December 1, 1996, secured by a retail center having an equivalent carrying value, which the Company decided to deed back to the mortgagee or alternatively, not to contest the foreclosure of the mortgage. Any gain or loss associated with the disposition of this property is not considered significant.

      During 1996, the Company obtained a bank construction loan in the amount of $28,800,000 secured by one of its Development Properties (Note 3) on which outstanding borrowings accrue interest at the bank's eurodollar base rate plus 2.50% or at its prime rate. At December 31, 1996, the Company had $15,275,000 outstanding under this construction loan at an average rate of approximately 8.03%. The loan expires in 1997, with a one year extension option available, and borrowings are included in notes payable.

5.    LINE OF CREDIT ADVANCES

      In November 1996, the Company obtained a $90,000,000 revolving credit facility secured by certain real estate on which outstanding borrowings during 1996 accrued interest at LIBOR (London Interbank Offer Rate) plus 1.65%. At December 31, 1996, the Company had $35,525,000 outstanding under this facility at an average rate of approximately 7.15%. This facility replaced a $40,000,000 revolving line of credit with a bank which was secured by certain real estate on which borrowings accrued interest at IBOR (the bank's international reference rate) plus 1.75% or at its prime rate. At December 31, 1995, the Company had $24,933,000 outstanding under this facility at an average rate of approximately 7.56%.

      In addition, during November 1996 the Company obtained a $45,000,000 unsecured credit facility with the same lender under which outstanding borrowings during 1996 accrued interest at LIBOR plus 1.85%. At December 31, 1996, $37,375,000 was outstanding at an average rate of approximately 7.35%. Subsequent to year end, the lender reduced the rate of interest on this credit facility to LIBOR plus 1.75%. This facility replaced a $10,000,000 unsecured line of credit with the former lender under which outstanding borrowings accrued interest at IBOR plus 2.00% or at its prime rate. At December 31, 1995, $0 was outstanding under this credit facility.

      Both of the Company's new credit facilities expire in November 1998, with a one year extension option available, and are subject to various borrowing base and debt service coverage limitations including that the ratio of dividends paid to "funds from operations" (as defined in the facility) must not exceed 95%, or such greater amount as is necessary to preserve the Company's qualifications as a REIT for Federal income tax purposes.

6.    CONVERTIBLE DEBENTURES

      On March 6, 1992, the Company issued $75,000,000 of 8-1/2% Convertible Debentures due 2002 at $1,000 per Debenture. During November 1996, the Company redeemed these Convertible Debentures at par ($25,700,000). Proceeds for the redemption were obtained from borrowings under the Company's new credit facilities. In connection with this extinguishment of debt, the Company recorded an extraordinary loss of $884,000. Through December 31, 1995, 3,081,000 shares had been issued as a result of the conversion of $49,309,000 of these Debentures; there were no conversions during 1996.

7.    GAIN ON SALES OF REAL ESTATE

      During 1996, the Company disposed of the McDonnell Douglas Building, Highlands Plaza, the Fireman's Fund Building, the Miramar Business Plaza and its interest in the building which contains its corporate headquarters. Proceeds from the dispositions totaled approximately $40,874,000, resulting in a gain of approximately $2,298,000. Such proceeds were used to reduce borrowings under the Company's credit facilities. During 1995, the Company disposed of A-Storage Place and the Beverly Garland Hotel. Proceeds from the dispositions totaled approximately $12,619,000, resulting in a gain of approximately $2,233,000. Such proceeds were used to reduce borrowings under the Company's credit facilities.

8.    IMPAIRMENTS/WRITEDOWNS OF ASSETS

      During the fourth quarter 1995, the Company announced that its Board of Directors had approved a plan to dispose of a portion of the Company's office portfolio and to redeploy the proceeds from disposition into target retail properties. As a result of the decision to dispose of these properties, the Company took a one-time non-cash charge of $21,373,000. Fair market value was based on estimated sales proceeds and discounted cash flows for the related properties. In addition, the Company took additional one-time charges of $1,047,000 to write down goodwill, outdated computer equipment and a discontinued investment in a real estate advisor.

9.    DIVIDEND DISTRIBUTIONS

      Based on information provided by the Company's regular tax advisor, the status of the dividends distributed for 1996, 1995 and 1994 for Federal income tax purposes is as follows:

                                      1996        1995        1994
                                      -----       -----       -----
             Taxable Portion:
             Ordinary                     0%       44.4%       67.0%
             Capital Gain                 0%       12.4%          0%
                                      -----       -----       -----
                                          0%       56.8%       67.0%
             Return of Capital        100.0%       43.2%       33.0%
                                      -----       -----       -----
             TOTAL                    100.0%      100.0%      100.0%
                                      =====       =====       =====

10.   PUBLIC OFFERINGS

      During September 1993, the Company filed with the Securities and Exchange Commission a $200,000,000 shelf registration statement on Form S-3. This registration statement was filed for the purpose of issuing either Common Stock or convertible debentures. As of December 31, 1996, no issuances have occurred.

11.   PRICE RANGE OF COMMON STOCK

                                      Market Quotations
                                                                        Dividends
Quarter Ended                     High                Low                  Paid
---------------------------------------------------------------------------------
March 31, 1994                   $19.13              $17.00                $.35
June 30, 1994                     18.50               16.88                 .35
September 30, 1994                17.63               15.75                 .355
December 31, 1994                 16.13               12.63                 .36

March 31, 1995                    13.38               11.88                 .36
June 30, 1995                     13.50               11.63                 .36
September 30, 1995                14.50               11.38                 .36
December 31, 1995                 11.88                9.50                 .25

March 31, 1996                    11.13                9.75                 .25
June 30, 1996                     11.88               10.25                 .25
September 30, 1996                13.00               11.00                 .25
December 31, 1996                 15.00               11.88                 .25

      Market quotations are from the New York Stock Exchange Index. As of December 31, 1996, there were approximately 3,024 holders of record of the Company's shares.

12.   STOCK OPTIONS

      The Company has a stock option plan which expires in 2006 and is administered by the Compensation Committee of the Board of Directors. A maximum of 1,800,000 shares of Common Stock are reserved for issuance upon the exercise of options that may be granted under the plan at an exercise price of at least 100% of the market value of such stock on the date the options are granted. Options granted expire 10 years from the date of grant. The stock option plan as revised in 1996 also provides for grants from such reserved shares to each non-employee director of the Company of restricted shares of the Company's Common Stock in lieu of cash compensation. Restricted stock vests evenly over a three year period or earlier upon such person's termination of service as director. At December 31, 1996, awards for 1,036,187 shares are exercisable and options for 130,554 shares are available for granting.

      Activity under the stock option plan is summarized below:

                                                               Exercise
                                               Number            Price
                                             of Shares         Per Share
                                             -----------------------------
Outstanding, January 1, 1994                   427,839       $15.20-$18.88
Granted                                         30,000       $17.59
Exercised                                       (2,250)      $15.20-$16.00
Canceled                                       (56,052)      $16.00-$18.88
                                             ---------       -------------
Outstanding, December 31, 1994                 399,537       $15.20-$18.88
Granted                                        683,000       $12.09-$12.88
Exercised                                      (48,000)      $12.50
                                             ---------       ------=======
Outstanding, December 31, 1995               1,034,537       $12.09-$18.88
Granted                                        501,500       $12.50
Canceled                                       (13,850)      $15.20-$18.63
                                             ---------       -------------
Outstanding, December 31, 1996               1,522,187       $12.09-$18.88
                                             =========       =============

The following table summarizes information concerning currently outstanding and exercisable options:

                               Options Outstanding                       Options Exercisable
                    -------------------------------------------  ---------------------------------
                                        Remaining
                                       Contractual    Exercise
                                          Life         Price -                        Weighted
   Range of           Outstanding at    Weighted      Weighted     Number at           Average
Exercise Prices     December 31, 1996    Average       Average   December 31, 1996  Exercise Price
--------------------------------------------------------------------------------------------------
$12.09-$12.88           1,136,500        9 years       $12.65          650,500          $12.76
$15.20-$16.97              98,650        3 years        16.10           98,650           16.10
$17.59-$18.88             287,037        3 years        18.48          287,037           18.48
                        ---------                                    ---------
                        1,522,187                                    1,036,187
                        =========                                    =========

Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation costs for the Company's stock option awards been determined based upon the fair value at the grant date for awards in 1996 and 1995 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS Number 123, the Company's net income ( in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1996            1995
                                                ----            ----
Net Income (Loss) - pro forma                 $11,251        $(13,664)
Earnings (Loss) per share - pro forma             .66            (.80)

The pro forma effect on net income for 1996 and 1995 are not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The estimated fair value of options granted under the Company's stock option plan during 1996 and 1995 were estimated at $705,000 and $946,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 8.0% dividend yield, volatility of 25%, risk free rate of return of 6.00% and expected lives of 5 years. The estimated fair value of options granted are subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. The above weighted-average assumptions are an approximation of historical information and are not intended to represent future events or trends.

13.   DIVIDEND REINVESTMENT PLAN

      During 1995 and 1994, the Company had a Dividend Reinvestment Plan which enabled stockholders to invest their dividends in newly issued shares at a 5% discount from "fair market value" (as defined in the Plan). For 1995 and 1994, 222,894 shares and 161,363 shares, respectively, were issued through the Plan. During 1994, the Plan permitted participants to make optional cash payments to purchase stock at a 5% discount with a $100 minimum and a $5,000 maximum investment per quarter. During 1994, approximately $10,731,000 of such optional payments were received and 703,635 shares were issued. The Company suspended the optional cash payment portion of the Plan effective January 1, 1995 and the direct discounted reinvestment portion of the Plan effective January 1, 1996.

14.   REPURCHASE OF STOCK

      During the second quarter of 1995, the Company purchased 94,500 shares of stock on the open market at an average price of $13.28.

15.   TRANSACTIONS WITH RELATED PARTIES

      The Company acquired two retail centers in July and December 1996, having a net book value of $30,221,000 at December 31, 1996, with the expectation that an institutional investor would ultimately acquire 75% interests in such centers by paying the Company 75% of its acquisition costs for these properties. The Company is advised that an entity controlled by a director of the Company holds an approximately 1.5% interest in, and is an advisor to, the institutional investor. On February 20, 1997, the institutional investor funded $7,191,000 to acquire a 75% interest in one of the retail centers. The Company expects the institutional investor to fund the other acquisition during the first half of 1997.

      During 1993, the Company loaned to its then president $898,700. As of December 31, 1996, the loan had been repaid in full, in accordance with its terms and conditions.

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

      The Company temporarily advanced the $200,000 purchase price for 16,000 shares of its Common Stock purchased during 1995 by each of three Company directors, at the then fair market value of such stock. The note of one director, for $197,000 bearing interest at the Company's cost of borrowing, remained outstanding at December 31, 1995, and, was fully repaid early in 1996. The sales to the directors were a part of a stock purchase program offered to all Company employees which, except for the purchases by the three directors, was rescinded prior to the 1995 year-end.

      For a description of transactions in which the Company's current president and chief executive officer was an interested party prior to his election to such positions and as a director (see Note 3).

16.   RETIREMENT SAVINGS PLAN

      In 1992, the Company implemented a contributory Retirement Savings Plan. The maximum contribution is 15% of annual salaries of which up to 3% is contributed by the Company at a rate of up to 75% of employee contributions. The Company's contributions to this Plan for 1996, 1995 and 1994 were approximately $33,000, $29,000 and $25,000, respectively.

17.   QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized quarterly financial data for 1996 and 1995 is as follows (in thousands, except per share amounts):

                                                        Net Income
            Total Revenues    Net Income (Loss)   (Loss) Per Share
            --------------    -----------------   ----------------
1996:
First           $12,245           $  3,044            $   0.18
Second           12,167              2,785                0.16
Third            11,611              4,423                0.26
Fourth           11,291              1,019                0.06
                -------           --------            --------
Total           $47,314           $ 11,271            $   0.66
                =======           ========            ========

1995:
First           $12,552           $  3,161            $   0.19
Second           12,439              4,231                0.25
Third            12,413              2,335                0.14
Fourth           11,265            (22,445)              (1.33)
                -------           --------            --------
Total           $48,669           $(12,718)           $  (0.75)
                =======           ========            ========

      In the fourth quarter of 1995 in addition to the one-time charges described in Note 8, the Company took additional one-time charges of $2,500,000 related to the implementation of the Company's new strategic plan. The $2,500,000 charge included a non-cash reduction in revenues of $1,278,000 primarily as a result of a change in the formula used to estimate common area maintenance reimbursements and percentage rents; and $975,000 in one-time general and administrative expenses related to the transition to a new management team, studies by new management of various organizational and operating policies of the Company, and organizational and strategic changes resulting from those studies including the internalization of property management and the installation of a new property management operating system.

18.   SUBSEQUENT EVENTS

      On January 31, 1997, the Company purchased a portfolio of four retail shopping centers. The purchase price of the portfolio (before transaction costs and normal closing adjustments) was $51,750,000. The acquisition of the portfolio was financed by the assumption of a $3,693,000 mortgage loan bearing interest at 9.75% due in July, 1998, secured by one of the properties; a new $25,400,000, 7.98%, 7-year mortgage loan, secured by another of the properties; with the balance coming from borrowings under the Company's credit facilities. The issuer of the $25,400,000 mortgage note is a bankruptcy remote, special purpose partnership in which the Company has substantially all economic benefits.

      On January 31, 1997, the Company sold a portion of Plaza Rancho Carmel for $735,000. No gain or loss resulted from such sale.

      On February 28, 1997, the Company purchased a retail shopping center for $6,160,000. The acquisition was financed with borrowings under the Company's credit facilities.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has had no disagreements with its independent auditors on accounting issues or financial disclosure.

                                    PART III


ITEMS 10 THROUGH 13.

      Incorporated by reference to the information under the following captions of the Company's Proxy Statement for its 1997 Annual Meeting to be filed subsequently hereto:

      Election of Directors - Nominees for Director
                            - Executive Officers
                            - Beneficial Ownership of Management
                            - Beneficial Ownership of Non-Management
                            - Executive Compensation

      Certain Transactions with Management

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following financial statements and Independent Auditors' Report are included under Item 8.

      Independent Auditors' Report.

      Consolidated Balance sheets as of December 31, 1996 and 1995.

      Consolidated Statements of Income for each of the three years in the period ended December 31, 1996.

      Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996.

      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.

      Notes to Consolidated Financial Statements, December 31, 1996, 1995, and 1994.

The following Supplemental Financial Schedules are included herein:

      III -  Real Estate and Accumulated Depreciation.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and notes.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1996.

      (c) Exhibits

      3.1 Articles of Incorporation of the Company, incorporated by reference to Registration Statement No. 33-14571. Reference is also made to pages A-4 through A-6 of Registration Statement No. 33-20489 for amendments adopted at the Company's Annual Meeting of Shareholders on June 3, 1988, and to pages 9 and 10 of the Proxy Statement dated March 31, 1989, for amendments adopted at the Company's Annual Meeting of Shareholders on May 2, 1989.

      3.2 Bylaws of the Company as amended and restated May 3, 1994, incorporated by reference to pages A-1 through A-20 of the Company's Proxy Statement for its 1994 Annual Meeting, filed
            March 30, 1994.

         4.1 Share certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.0 to Registration Statement No. 33-20489.

         4.2 Indenture for 8-1/2% Convertible Debentures Due 2002 dated as of January 1, 1992, between the Company and Trustee (including text of Debenture), incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-45160.

         10.1 Stock Option Plan of the Company, as amended and restated as of May 17, 1996, incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form S-8, dated August 21, 1996 (No. 333-10559)

         10.2.1 Bank of America NT&SA Loan Agreement dated March 15, 1995 for $40,000,000, incorporated by reference to Exhibit 10.1 filed with the Company's March 31, 1995 report on Form 10-Q.

         10.2.2 Bank of America NT&SA Loan Agreement dated March 15, 1995 for $10,000,000, incorporated by reference to Exhibit 10.2 filed with the Company's March 31, 1995 report on Form 10-Q.

         10.3 Nomura Asset Capital Corporation Revolving Loan Agreement dated November 18, 1996 for $135,000,000, incorporated by reference to Exhibit 10.3 of the Company's registration statement on Form S-3, post-effective amendment No. 1, dated January 23, 1997 (No. 33-68712).

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

         10.6 Form of Indemnification Agreement dated November 28, 1995 entered into with each of the Company's directors and officers, incorporated by reference to Exhibit 10.6 filed with the Company's 1995 report on Form 10-K.

         21.1*    Subsidiaries of the Company.

         23.1*    Consent of Independent Auditors.


-------------------
*Exhibit enclosed with this filing.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Burnham Pacific Properties, Inc.

                                    By: /S/ J. DAVID MARTIN
                                       -----------------------------
                                         J. David Martin, President

                                    Dated: March 24, 1997
                                          --------------------------

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                             Title                   Date
-----------------------------       ---------------------------  ---------------

/S/ MALIN BURNHAM                   Chairman of the Board        March 24, 1997
-----------------------------                                    ---------------
Malin Burnham

/S/ J. DAVID MARTIN                 President, Director          March 24, 1997
-----------------------------                                    ---------------
J. David Martin

/S/ DANIEL B. PLATT                 Chief Financial Officer      March 24, 1997
-----------------------------                                    ---------------
Daniel B. Platt

/S/ DONNE P. MOEN                   Director                     March 24, 1997
-----------------------------                                    ---------------
Donne P. Moen

/S/ RICHARD R. TARTRE               Director                     March 24, 1997
-----------------------------                                    ---------------
Richard R. Tartre

/S/ PHILIP L. GILDRED, JR.          Director                     March 24, 1997
-----------------------------                                    ---------------
Philip L. Gildred, Jr.

/S/ THOMAS A. PAGE                  Director                     March 24, 1997
-----------------------------                                    ---------------
Thomas A. Page

/S/ PHILLIP S. SCHLEIN              Director                     March 24, 1997
-----------------------------                                    ---------------
Phillip S. Schlein

/S/ JAMES D. KLINGBEIL              Director                     March 24, 1997
-----------------------------                                    ---------------
James D. Klingbeil

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1996

---------------------------------------------------------------------------------------------
                                                                     INITIAL COST TO COMPANY:

        PROPERTY                          ENCUMBRANCES               LAND        BLDGS & IMPS

---------------------------------------------------------------------------------------------
INDEPENDENCE SQUARE                                  0                 0            4,213,782
  San Diego, California
NAVAJO SHOPPING CENTER                               0           571,588              961,731
  San Diego, California
VILLAGE STATION                              3,915,116           307,143              847,841
  San Diego, California
MESA SHOPPING CENTER                         8,091,542         2,962,405            5,924,810
  San Diego, California
SANTEE VILLAGE                                       0         3,019,122            4,528,684
  San Diego, California
RUFFIN VILLAGE                                       0                 0            3,779,139
  San Diego, California
WIEGAND PLAZA II                             7,349,241         4,986,224            9,279,037
  Encinitas, California
IMED BUILDING                                        0         2,085,891            2,081,981
  San Diego, California
PLAZA RANCHO CARMEL                                  0         1,837,304            4,288,043
  San Diego, California
POWAY PLAZA                                          0         2,747,538            6,413,725
  Poway, California
LA MANCHA SHOPPING CENTER                    1,613,332         2,202,830            5,981,355
  Fullerton, California
MARCOA BUILDING                                      0         1,432,434            3,342,347
  San Diego, California
POINT LOMA PLAZA                            15,847,434        11,942,554           23,885,108
  San Diego, California
SAN DIEGO FACTORY OUTLET CENTER              2,975,435         6,466,909           12,934,577
  San Diego, California
BERGEN BRUNSWIG BUILDING                     9,638,323         7,878,067           15,756,135
  Orange, California
ANACOMP BUILDING                                     0         7,467,253           14,934,506
  Poway, California
PACIFIC WEST OUTLET CENTER                           0        11,660,208           23,342,431
  Gilroy, California
THE PLAZA AT PUENTE HILLS                   33,802,836        19,333,333           38,666,667
  City of Industry, California
RICHMOND SHOPPING CENTER                     7,043,676         3,139,965            6,264,175
  Richmond, California
LADERA CENTER                                        0         6,745,974           13,495,600
  Los Angeles, California
HILLTOP PLAZA                               15,274,523         1,923,807            3,847,815
  Richmond, California
MARGARITA PLAZA                                      0         3,385,985            6,771,969
  Los Angeles, California
                                          ---------------------------------------------------
                                          $105,551,458      $102,096,533         $211,541,459
                                          ===================================================

----------------------------------------------------------------------------------
                                                       COSTS CAPITALIZED
                                                   SUBSEQUENT TO ACQUISITION:
        PROPERTY                                LAND     BLDGS & IMPS     CARRYING
                                                                             COSTS
----------------------------------------------------------------------------------
INDEPENDENCE SQUARE                                 0       3,479,754            0
  San Diego, California
NAVAJO SHOPPING CENTER                      1,197,679       4,465,485            0
  San Diego, California
VILLAGE STATION                               528,426       4,494,499            0
  San Diego, California
MESA SHOPPING CENTER                            18169       2,115,505            0
  San Diego, California
SANTEE VILLAGE                                      0         875,370            0
  San Diego, California
RUFFIN VILLAGE                                      0         236,125            0
  San Diego, California
WIEGAND PLAZA II                              414,460       3,652,359            0
  Encinitas, California
IMED BUILDING                                       0       2,597,035         2256
  San Diego, California
PLAZA RANCHO CARMEL                                 0         394,777            0
  San Diego, California
POWAY PLAZA                                         0         244,958            0
  Poway, California
LA MANCHA SHOPPING CENTER                      99,473         483,497            0
  Fullerton, California
MARCOA BUILDING                                   247             576            0
  San Diego, California
POINT LOMA PLAZA                               23,408       1,406,068            0
  San Diego, California
SAN DIEGO FACTORY OUTLET CENTER             2,156,882       6,349,543            0
  San Diego, California
BERGEN BRUNSWIG BUILDING                       10,754         111,488            0
  Orange, California
ANACOMP BUILDING                                6,747          14,843            0
  Poway, California
PACIFIC WEST OUTLET CENTER                      3,682         237,866            0
  Gilroy, California
THE PLAZA AT PUENTE HILLS                      48,744       1,176,948            0
  City of Industry, California
RICHMOND SHOPPING CENTER                       104910          158162            0
  Richmond, California
LADERA CENTER                                       0          16,200            0
  Los Angeles, California
HILLTOP PLAZA                                       0               0            0
  Richmond, California
MARGARITA PLAZA                                     0               0            0
  Los Angeles, California
                                           ---------------------------------------
                                           $4,613,583     $32,511,058       $2,256
                                           =======================================

------------------------------------------------------------------------------------------------------------------------------------
                                                          AMOUNTS AT WHICH CARRIED
                                                              AT CLOSE OF PERIOD:
        PROPERTY                                  LAND       BLDGS & IMPS             CARRYING     ACCUMULATED      DATE        LIFE
                                                                                         COSTS    DEPRECIATION    ACQUIRED
------------------------------------------------------------------------------------------------------------------------------------
INDEPENDENCE SQUARE                                   0         7,693,536            7,693,536       2,875,044    Sep 1983      3-25
  San Diego, California
NAVAJO SHOPPING CENTER                        1,769,267         5,427,216            7,196,483         973,412    Sep 1983      3-15
  San Diego, California
VILLAGE STATION                                 835,569         5,342,340            6,177,910       2,321,643    Apr 1984       15
  San Diego, California
MESA SHOPPING CENTER                          2,980,574         8,040,315           11,020,889       3,711,023    Jun 1984       25
  San Diego, California
SANTEE VILLAGE                                3,019,122         5,404,054            8,423,176       2,099,932    Jan 1985       30
  San Diego, California
RUFFIN VILLAGE                                        0         4,015,264            4,015,264       1,817,467    Dec 1985       25
  San Diego, California
WIEGAND PLAZA II                              5,400,684        12,931,396           18,332,079       3,862,687    Sep 1986       30
  Encinitas, California
IMED BUILDING                                 2,085,891         4,681,272            6,767,163       1,433,896     May-87        30
  San Diego, California
PLAZA RANCHO CARMEL                           1,837,304         4,682,820            6,520,124       1,371,087    Jul 1988       30
  San Diego, California
POWAY PLAZA                                   2,747,538         6,658,683            9,406,221       1,906,412    Oct 1988       30
  Poway, California
LA MANCHA SHOPPING CENTER                     2,302,303         6,464,852            8,767,155       4,298,032    Dec 1988       30
  Fullerton, California
MARCOA BUILDING                               1,432,681         3,342,923            4,775,604         805,257    Sep 1989       30
  San Diego, California
POINT LOMA PLAZA                             11,965,962        25,291,176           37,257,138       6,244,721    Dec 1989       30
  San Diego, California
SAN DIEGO FACTORY OUTLET CENTER               8,623,791        19,284,120           27,907,912       2,743,126    Jan 1992       30
  San Diego, California
BERGEN BRUNSWIG BUILDING                      7,888,821        15,867,623           23,756,444       2,230,674    Oct 1992       30
  Orange, California
ANACOMP BUILDING                              7,474,000        14,949,349           22,423,349       1,992,823    Dec 1992       30
  Poway, California
PACIFIC WEST OUTLET CENTER                   11,663,890        23,580,297           35,244,186       2,916,629    Apr 1993       30
  Gilroy, California
THE PLAZA AT PUENTE HILLS                    19,382,077        39,843,615           59,225,692       4,284,867    Oct 1993       30
  City of Industry, California
RICHMOND SHOPPING CENTER                      3,244,875         6,422,337            9,667,212         228,218    Dec 1995       30
  Richmond, California
LADERA CENTER                                 6,745,974        13,511,800           20,257,774         195,039    Jul 1996       30
  Los Angeles, California
HILLTOP PLAZA                                 1,923,807         3,847,815            5,771,622          10,688    Dec 1996       30
  Richmond, California
MARGARITA PLAZA                               3,385,985         6,771,969           10,157,954               0    Dec 1996       30
  Los Angeles, California
                                           -------------------------------------------------------------------
                                           $106,710,116      $244,054,773         $350,764,889     $48,322,678
                                           ===================================================================

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III NOTES
DECEMBER 31, 1996


Note 1:

  Pacific West Outlet Center, San Diego Factory Outlet Center, Navajo Shopping Center, Poway Shopping Center, Santee Village and Independence Square are jointly encumbered under the Company's secured revolving line of credit agreement, under which $35,524,653 was outstanding at December 31, 1996, which was not included in the table above.

Note 2:  The amounts above do not include:

  $3,344,283 of furniture fixtures and equipment and acquisitions in progress and $655,546 of related accumulated depreciation, and $35,524,961 of costs incurred to date on development of five retail centers which are also classified with property in the financial statements.

Note 3: The aggregate cost for federal income tax purposes for buildings and improvements December 31, 1996 was approximately $250,264,000.


                                                                          Land
                                                                       Buildings &                 Accumulated
                                                                      Improvements                 Depreciation
                                                                      ------------                 ------------
Balance at December 31, 1994                                          $385,881,321                 $ 48,562,370
Additions during period                                                 16,640,020  (A)              11,108,133
Cost of Real Estate sold                                               (18,233,809)                  (5,614,809)
Write down to Net Realizable Value:
  McDonnell Douglas Building                                            (6,912,816)
  Firemen's Fund Building                                               (6,990,564)
  Highlands Plaza                                                       (3,774,800)
  John Burnham & Co. Building                                           (1,958,696)
  Miramar Business Plaza                                                (1,735,810)
                                                                      ------------                 ------------
Balance at December 31, 1995                                          $362,914,846                 $ 54,055,694
Additions during period                                                 40,239,162                    9,425,669
Cost of Real Estate sold                                               (52,389,119)                 (15,158,685)
                                                                      ------------                 ------------
Balance at December 31, 1996                                          $350,764,889                 $ 48,322,678
                                                                      ============                 ============


(A) Additions during the period are broken down as follows:
                                                                          1996
                                                                      ------------
  Cash Expenditures                                                   $ 40,239,162
  Assumption of Debt                                                             0
  Operating Partnership Units Issued                                             0
                                                                      ------------
                                                                      $ 40,239,162
                                                                      ============

                                                                        1995
                                                                      ------------
  Cash Expenditures                                                   $  9,073,524
  Assumption of Debt                                                     7,132,012
  Operating Partnership Units Issued                                       434,484
                                                                      ------------
                                                                      $ 16,640,020
                                                                      ============