Form 10-Q
period 1997-03-31
BURNHAM PACIFIC PROPERTIES INC
filed 1997-05-15
CIK 805730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to ________________

Commission file number  1-9524


                      BURNHAM PACIFIC PROPERTIES, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its Charter)


              California                               33-0204162
    ----------------------------             ---------------------------------
    (State of other jurisdiction             (IRS Employer Identification No.)
        of incorporation)

610 West Ash Street, San Diego, California                          92101
------------------------------------------                        ----------
 (Address of principal executive offices)                         (Zip Code)

                               (619) 652-4700
             --------------------------------------------------
             Registrant's telephone number, including area code

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

Number of shares of the Registrant's common stock outstanding at May 14, 1997:
                                  23,427,452
                                  ----------

                        PART 1 FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      BURNHAM PACIFIC PROPERTIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1997 AND DECEMBER 31, 1996
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 (UNAUDITED)

                                                     March 31, 1997   December 31, 1996
                                                     --------------   -----------------
ASSETS
Real Estate                                              $442,117          $389,634
Less Accumulated Depreciation                             (52,056)          (48,978)
                                                         --------          --------
Real Estate-Net                                           390,061           340,656
                                                         --------          --------
Investment in Unconsolidated Subsidiary                     2,382
Cash and Cash Equivalents                                   6,046             4,095
Receivables-Net                                             4,992             4,860
Other Assets                                                7,906             6,584
                                                         --------          --------
Total                                                    $411,387          $356,195
                                                         --------          --------
                                                         --------          --------

LIABILITIES AND STOCKHOLDERS'  EQUITY
Liabilities:
Accounts Payable and Other Liabilities                     $3,440             2,655
Tenant Security Deposits                                      965               929
Notes Payable                                             133,428           105,552
Line of Credit Advances                                   101,983            72,900
                                                         --------          --------
Total Liabilities                                         239,816           182,036
                                                         --------          --------
Commitments and Contingencies

Minority Interest                                             456               434
                                                         --------          --------

Stockholders' Equity:
Preferred Stock, 5,000,000 Shares
Authorized; No Shares Issued or Outstanding

Common Stock, No Par Value,
40,000,000 Shares Authorized;
17,102,452 and 17,096,452 Shares
Outstanding at March 31, 1997, and
December 31, 1996, Respectively                           262,415           262,340

Dividends Paid in Excess of Net Income                   (91,300)           (88,615)
                                                         --------          --------

Total Stockholders' Equity                                171,115           173,725
                                                         --------          --------

Total                                                    $411,387          $356,195
                                                         --------          --------
                                                         --------          --------

See the Accompanying Notes

                      BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                     March 31,1997   March 31, 1996
                                                     -------------   --------------
REVENUES
Rents                                                     $12,803        $12,134
Interest                                                      174            111
                                                       ----------     ----------

Total Revenues                                             12,977         12,245
                                                       ----------     ----------

EXPENSES

Interest                                                    3,331          2,868
Rental Operating                                            3,504          3,124
General and Administrative                                    843            487
Provision for Bad Debt                                        125            102
Depreciation and Amortization                               3,542          2,620
                                                       ----------     ----------

Total Costs and Expenses                                   11,345          9,201
                                                       ----------     ----------

Income From Operations Before
Distribution to Minority Interest Holders,
Income from Unconsolidated Subsidiary and
Extraordinary Item                                          1,632          3,044

Distribution to Minority Interest Holders                     (11)
Income from Unconsolidated Subsidiary                          15
                                                       ----------     ----------
Income before Extraordinary Item                            1,636          3,044

Loss from Early Extinguishment of Debt                        (52)             0
                                                       ----------     ----------

Net Income                                                 $1,584         $3,044
                                                       ----------     ----------
                                                       ----------     ----------

EARNINGS PER SHARE:
Income before Extraordinary Item                            $0.10          $0.18
Extraordinary Item                                          (0.01)             0
                                                       ----------     ----------
Net Income                                                  $0.09          $0.18
                                                       ----------     ----------

Weighted Average Number of Shares                      17,096,519     17,081,506
                                                       ----------     ----------
                                                       ----------     ----------

See the Accompanying Notes

                      BURNHAM PACIFIC PROPERTIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                      March 31, 1997  March 31, 1996
                                                      --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $1,584         $3,044
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
   Depreciation and Amortization                            3,542          2,620
   Provision for Bad Debt                                     125            102
   Common Stock - Directors' Fees                              81
   Changes in Other Assets and Liabilities:
     Receivables and Other Assets                          (1,862)        (1,127)
     Accounts Payable and Other                               785           (576)
     Tenant Security Deposits                                  36             52
                                                          -------         ------
Net Cash Provided By Operating Activities                   4,291          4,115
                                                          -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
 Capital Improvements                                     (59,200)        (9,374)
Proceeds from Sales of Real Estate                          7,852
Principal Payments on Notes Receivable                         17             40
                                                          -------         ------
Net Cash Used For Investing Activities                    (51,331)        (9,334)
                                                          -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements                 29,083         11,850
Repayments Under Line of Credit Agreements                                (1,600)
Principal Payments of Notes Payable                       (35,727)          (467)
Proceeds from Issuance of Notes Payable                    59,910
Payment of Notes Receivable-Stock Purchase Plan                              197
Dividends Paid                                             (4,275)        (4,271)
                                                          -------         ------
Net Cash Provided for Financing Activities                 48,991          5,709
                                                          -------         ------

Net Increase in Cash and Cash Equivalents                   1,951            490
Cash and Cash Equivalents at Beginning Of Period            4,095          1,543
                                                          -------         ------
Cash and Cash Equivalents at End Of Period                 $6,046         $2,033
                                                          -------         ------
                                                          -------         ------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

Cash Paid During Three Months For Interest                 $4,469         $3,407
                                                          -------         ------
                                                          -------         ------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Notes Payable Assumed                                      $3,693
Operating Partnership Units Issued in Connection with
   Real Estate Acquisition                                     22
Proceeds from Notes Payable                                25,400
Cash Paid For Real Estate                                  23,068
                                                          -------
Fair Value of Real Estate Acquired                        $52,183
                                                          -------
                                                          -------

See the Accompanying Notes

                      BURNHAM PACIFIC PROPERTIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            MARCH 31, 1997, DECEMBER 31, 1996, AND MARCH 31, 1996
                                 (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the audited financial statements of Burnham Pacific Properties, Inc. for the year ended December 31, 1996. Certain of the 1996 amounts have been reclassified to conform to 1997 presentation.

     Dividends Per Share -- Dividends of .25 cents per share were paid on March 31,1997 to shareholders of record on March 24, 1997.

2.   NET INCOME PER SHARE

     Net income per share is computed by dividing net income for the respective periods by the weighted average number of shares outstanding during the applicable period.

     In February of 1997, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNING PER SHARE (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS does reflect the potential dilution created by stock equivalents if such equivalents are converted into common stock and is calculated in the same manner as fully Diluted EPS illustrated in APB #15.

     The Company will be required to adopt the new method of reporting EPS for the year ending December 31, 1997. The Company's EPS as reflected in this document includes Basic EPS for 1997 and 1996.

     Based on the Company's current capital structure, the anticipated results of implementing SFAS No. 128 would reflect EPS essentially the same as currently reported.

3.   REGISTRATION STATEMENT

     During September 1993, the Company filed with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3. As of March 31, 1997, no such issuances had occurred (See Note 7 as to subsequent issuance of Common Stock).

4.   REAL ESTATE

     Real Estate is summarized as follows (in thousands):

                                                      March 31, 1997        December 31, 1996
                                                      --------------        -----------------
     Retail Centers                                      $336,372               $287,675
     Office/Industrial Buildings                           57,740                 57,740
     Retail Centers Under Development                      44,321                 41,297
     Other                                                  3,684                  2,922
                                                         --------               --------
             Total Real Estate                            442,117                389,634
     Accumulated Depreciation                             (52,056)               (48,978)
                                                         --------               --------
     Real Estate-Net                                     $390,061               $340,656
                                                         --------               --------
                                                         --------               --------

     On January 31, 1997, the Company purchased a portfolio of four retail shopping centers. The purchase price of the portfolio was approximately $52,100,000. The acquisition of the portfolio was financed by the assumption of a $3,693,000 mortgage loan bearing interest at 9.75%, due in July 1998, secured by one of the properties; a new $25,400,000, 7.98%, 7-year mortgage loan, secured by another of the properties; with the balance coming from borrowings under the Company's Credit Facility. The issuer of the $25,400,000 mortgage note is a bankruptcy remote, special purpose, partnership in which the Company has substantially all economic benefits.

     On January 31, 1997, the Company sold a portion of Plaza Rancho Carmel for $735,000. No gain or loss resulted from such sale. Proceeds were used to reduce borrowings under the Company's Credit Facility.

     On February 28, 1997, the Company purchased a retail shopping center for approximately, $6,202,000. The acquisition was financed with borrowings under the Company's Credit Facility.

5.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     On February 20, 1997, the Company contributed Margarita Plaza into a newly formed Limited Liability Company ("LLC") and the other LLC member contributed approximately 75% of the LLC's cumulative contributions. The LLC in turn distributed the other member's contribution to the Company, leaving the Company with an unconsolidated 25% interest in the LLC.

     Summarized financial information of the LLC, which is accounted for by the Company using the equity method, is as follows (in thousands):


                                               February 12, 1997
                                               (Date of Inception)
                                               thru March 31, 1997
          Statement of Operations Data              (unaudited)
          ----------------------------         -------------------
          Total Revenues-Rents                          $126
          Operating Income                                59
          Net Income                                      44

                                                 March 31, 1997
          Balance Sheet Data                       (unaudited)
          ------------------                     --------------
          Real Estate                                 $9,587
          Accumulated Depreciation                       (23)
                                                      ------
          Net Real Estate                              9,564
                                                      ------
          Total Assets                                 9,751
          Total Liabilities                              120
          Equity                                       9,631

6.   NOTES PAYABLE

     During February 1997, the Company paid off the mortgage loan secured by La Mancha Shopping Center with borrowings under the Company's Credit Facility. In addition, the Company refinanced the variable rate mortgage loan secured by The Plaza at Puente Hills with a fixed rate 7.98% mortgage loan, due in 2004. In connection with these extinguishments of debt, the Company recorded an extraordinary loss of $52,000.

7.   SUBSEQUENT EVENTS

     On April 3, 1997, the Company purchased a retail shopping center for approximately, $9,080,000. The acquisition was financed by the assumption of an approximately $5,287,000 mortgage loan bearing interest at 8.8%, maturity in 2020, with the remainder financed with borrowings under the Company's Credit Facility.

     On April 4, 1997, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $69,800,000. In order to facilitate the closing of this acquisition, the Company obtained a temporary increase in its Credit Facility of $70,000,000 (the "Bridge Financing"). Of the total amount, $42,000,000 was secured by mortgages on the three properties so acquired and $28,000,000 was unsecured. The secured and unsecured portions of the Bridge Financing accrued interest at LIBOR (London Inter-Bank Offer
     Rate), plus 1.65% and LIBOR plus 2.50%, respectively.

     On May 2, 1997, the Company closed the public sale of 6,325,000 shares of its Common Stock at $12.375 per share. The shares were sold pursuant to the $200 million shelf registration statement on Form S-3 (See Note
     3). The net proceeds of the offering were used to pay-off the Bridge Financing and reduce borrowings under the Company's Credit Facility.

     ITEM 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
March 31, 1997 and 1996:

During the three months ended March 31, 1997, net income decreased $1,460,000 or 48%, to $1,584,000 ($0.09 per share) compared to $3,044,000 ($0.18 per share) for the same period in 1996. The principal reasons for this net income decrease are discussed in the following paragraphs.

Compared to the same period in 1996, revenues increased $732,000 for the three month period. This increase was primarily due to the improved operating results from the Company's existing portfolio of properties and the acquisition of approximately $67,870,000 of retail properties during December 1996 and the first three months of 1997. These increases were offset by the sale of the McDonnell Douglas Building in June 1996 and from lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996.

Interest expense increased $463,000 for the 1997 three month period, as compared to the same period in 1996. The increase is attributable to higher average outstanding balances under the Company's Credit Facility and new mortgages placed or assumed in connection with the acquisition of retail properties, partially offset due to the sale of the McDonnell Douglas Building.

Rental operating expenses increased over 1996 by $380,000 for the 1997 three month period. This increase reflects the acquisition of retail properties and the renegotiation of the Anacomp lease. In addition, expenses increased as a result of the opening of offices in Los Angeles, San Francisco, and the Pacific Northwest.

General and administrative expenses increased $356,000 for the 1997 three month period as compared to the same period in 1996. These increases reflect the opening of offices in Los Angeles, San Francisco and the Pacific Northwest.

Compared to the same period in 1996, depreciation and amortization expense increased $922,000 for the 1997 three month period. This increase reflects the acquisition of retail properties and depreciation taken on two retail structures undergoing renovation at two centers.

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

For the three months ended March 31, 1997, FFO decreased $530,000 compared to the same period in 1996. The primary reasons for this decline include the sale of the McDonnell Douglas Building in June of 1996, lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996, and higher general and administrative expenses related to the opening of regional offices in Los Angeles, San Francisco, and the Pacific Northwest. These decreases were partially offset by improved operating results from the Company's existing portfolio and the acquisition of retail properties.

The calculation of FFO for the respective periods is as follows (in thousands):

                                              Three Months Ended
                                                   March 31,
                                            1997                 1996
                                            ----                 ----
Net Income                                 $1,584               $3,044
  Adjustments:
Depreciation of Real Estate and
  Tenant Improvements                       3,233                2,271
Amortization of Leasing Costs                  90                  174
Early Extinguishment of Debt                   52                    0
                                           ------               ------
Funds from Operations                      $4,959               $5,489
                                           ------               ------
                                           ------               ------


MATERIAL CHANGES IN FINANCIAL CONDITION
March 31, 1997 compared to December 31, 1996:

On January 31, 1997, the Company purchased a portfolio of four retail shopping centers for approximately $52,100,000. This acquisition was financed by the assumption of a $3,693,000 mortgage loan bearing interest at 9.75%, due in July 1998, secured by one of the properties; a new $25,400,000, 7.98%, 7-year mortgage loan, secured by another of the properties; with the balance coming from borrowings under the Company's Credit Facility.

On January 31, 1997, the Company sold a portion of Plaza Rancho Carmel for $735,000, its net book value at the time of sale. Proceeds were used to reduce borrowings under the Company's Credit Facility.

On February 28, 1997, the Company purchased a retail shopping center for approximately $6,202,000. The acquisition was financed with borrowings under the Company's Credit Facility.

As of March 31, 1997, and December 31, 1996 approximately $2,624,000 and $2,460,000, respectively, of straight-lined rent is included in other assets.

The Company's has a $135,000,000 Credit Facility of which $90,000,000 is secured or to be secured by mortgages on various of the Company's properties and $45,000,000 is unsecured. Borrowings under the secured and unsecured portions of the Credit Facility bear interest at rates of LIBOR (London Inter-Bank Offer Rate) plus 1.65% or LIBOR plus 1.75%, respectively. The Credit Facility is scheduled to mature in November 1998, with a one year extension option available. At March 31, 1997, borrowings of approximately $101,983,000 were outstanding under the Credit Facility, of which $58,525,000 was secured by mortgages on seven of the Company's properties and $43,458,000 was unsecured.

At March 31, 1997, the Company had $16,685,000 outstanding under a $28,800,000 construction loan, secured by one of the Company's development properties. The remaining availability of $12,115,000 is expected to be used to fund the completion of a 250,000 square foot retail shopping center in Richmond, California. Borrowings under this loan bear interest at the bank's eurodollar base rate plus 2.50% or at its prime rate. The loan is scheduled to mature in November 1997, and the Company has the right to extend for an additional year.

At March 31, 1997, the Company's capitalization consisted of $235,411,000 of debt and $218,056,000 of market equity (market equity is defined as shares of common stock outstanding multiplied by the closing price on the New York Stock Exchange, which was $12.75 at March 31, 1997) resulting in a debt to total market capitalization ratio of .52 to 1. At March 31, 1997, the Company's total debt consisted of $116,743,000 of fixed rate debt and $118,668,000 of variable rate debt. The average rates of interest on the fixed and variable rate debt were 8.5% and 7.5%, respectively, at March 31, 1997.

Subsequent to March 31, 1997, the Company purchased five retail shopping centers (one portfolio and one single asset) for approximately $78,900,000. These acquisitions were financed by the assumption of an approximately $5,287,000 mortgage loan, secured by one of the properties, bearing interest at 8.8%, maturing in 2020; borrowings under the Company's Credit Facility; and borrowings under a $70,000,000 temporary increase in the Credit Facility (the "Bridge Financing"). The Bridge Financing consisted of $42,000,000 secured by mortgages on the portfolio of three properties acquired and $28,000,000 unsecured. The secured and unsecured portions of the Bridge Financing had interest rates at LIBOR plus 1.65% and LIBOR plus 2.50%, respectively.

On May 2, 1997, the Company closed the public sale of 6,325,000 shares of its common stock at $12.375 per share. The shares were sold pursuant to the Company's $200 million shelf registration statement on Form S-3. The net proceeds of the offering were used to pay-off the Bridge Financing and reduce borrowings under the Company's Credit Facility.

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for required payments on notes payable, recurring tenant improvements, and dividend payments in accordance with REIT requirements through the end of 1997. However, the Company will require additional sources of capital to finance the acquisition and development of additional properties. It is management's intention that the Company have access to the capital resources necessary to expand and develop its business.
 Sources of additional capital may include borrowings under credit facilities and mortgage indebtedness, proceeds from sales of non-strategic assets, the sale of interests in certain properties to third parties and, to the extent market conditions permit, the public or private issuance of debt or equity securities. There can be no assurances that capital necessary to finance future acquisitions and development will be available on acceptable terms or at all.

The Company has on file with the Securities and Exchange Commission a $200 million shelf registration statement on Form S-3, this registration statement was filed for the purpose of issuing either common stock or convertible debentures, of which approximately $121,700,000 remains available for issuance.

FORWARD LOOKING STATEMENTS

The preceding comments in this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Reference is made to the Company's Form 10-K Report for the year ended December 31, 1996 under the caption "Risk Factors" for a discussion of certain factors which could cause the Company's actual results to differ materially from those set forth in the forward-looking statements.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following Exhibits are part of this report:

     The contracts filed as Exhibits to the Form 8-K and 8-K(a) reports described in (b) below are incorporated by reference herein.

     27.0  Financial Data Schedule.

(b) The following reports on Form 8-K and 8-K(a) were filed during or with respect to matters occurring within the period covered by this report:

Form 8-K Report filed February 13, 1997, (earliest event reported January 31,
1997) as amended by Form 8-K(a) report filed April 15, 1997: Item 2, regarding the Downey Portfolio and BRE Portfolio acquisitions; Item 5, regarding Foothill Plaza and Crenshaw Imperial acquisitions; and Item 7, regarding Financial Statements and Pro Forma financial information.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BURNHAM PACIFIC PROPERTIES, INC.


Date:     05/14/97            By:  /s/ J. DAVID MARTIN
                                   --------------------
                                   J. David Martin, Chief Executive Officer


Date:     05/14/97            By:  /s/ DANIEL B. PLATT
                                   -------------------
                                   Daniel B. Platt, Chief Financial Officer