Form 10-Q
period 1997-06-30
BURNHAM PACIFIC PROPERTIES INC
filed 1997-08-14
CIK 805730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to ________________

Commission file number  1-9524


                        BURNHAM PACIFIC PROPERTIES, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)


                 Maryland                                  33-0204162
---------------------------------------------  ---------------------------------
(State of other jurisdiction of incorporation) (IRS Employer Identification No.)


610 West Ash Street, San Diego, California                    92101
------------------------------------------     ---------------------------------
(Address of principal executive offices)                   (Zip Code)

                                     (619) 652-4700
                            ------------------------------
                  Registrant's telephone number, including area code

                                           NA
                 ----------------------------------------------
Former name, former address and former fiscal year if changed since last report.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO
                                               -----    -----

Number of shares of the Registrant's common stock outstanding at August 14, 1997: 23,432,852

                          PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BURNHAM PACIFIC PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                (UNAUDITED)


ASSETS                                               June 30, 1997         December 31, 1996
                                                     -------------         ------------------
Real Estate                                             $560,744                $389,634
Less Accumulated Depreciation                            (52,711)                (48,978)
                                                        --------                --------
Real Estate-Net                                          508,033                 340,656
                                                        --------                --------
Investment in Unconsolidated Subsidiary                    2,387                      --
Cash and Cash Equivalents                                  5,447                   4,095
Receivables-Net                                            5,008                   4,860
Other Assets                                               9,094                   6,584
                                                        --------                --------
Total                                                   $529,969                $356,195
                                                        --------                --------

LIABILITIES AND STOCKHOLDERS'  EQUITY
Liabilities:
Accounts Payable and Other Liabilities                  $  4,520               $   2,655
Tenant Security Deposits                                   1,323                     929
Notes Payable                                            142,286                 105,552
Line of Credit Advances                                  139,437                  72,900
                                                        --------                --------

Total Liabilities                                        287,566                 182,036
                                                        --------                --------
Commitments and Contingencies
Minority Interest                                            457                     434
                                                        --------                --------

Stockholders' Equity:
Par Value $.01/share
Preferred Stock, 5,000,000 Shares
Authorized; No Shares Issued or Outstanding

Common Stock, $.01 Par Value,
95,000,000 Shares Authorized;
23,432,852 and 17,096,452 Shares
Outstanding at June 30, 1997, and
December 31, 1996, Respectively                          335,666                 262,340


Dividends Paid in Excess of Net Income                   (93,720)                (88,615)
                                                        --------                --------
Total Stockholders' Equity                               241,946                 173,725
                                                        --------                --------
Total                                                   $529,969                $356,195
                                                        --------                --------
See the Accompanying Notes

                                      2

                        BURNHAM PACIFIC PROPERTIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

REVENUES                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      6/30/97       6/30/96        6/30/97         6/30/96
                                                   -------------------------------------------------------
Rents                                              $  16,798      $  12,058      $  29,601      $  24,192
Interest                                                 189            109            363            220
                                                   ---------      ---------      ---------      ---------
Total Revenues                                        16,987         12,167         29,964         24,412
                                                   ---------      ---------      ---------      ---------
EXPENSES

Interest                                               4,725          2,821          8,056          5,689
Rental Operating                                       4,636          3,202          8,140          6,326
General and Administrative                               712            600          1,555          1,087
Provision for Bad Debt                                   121            108            246            210
Depreciation and Amortization                          3,387          2,650          6,929          5,270
                                                   ---------      ---------      ---------      ---------
Total Costs and Expenses                              13,581          9,381         24,926         18,582
                                                   ---------      ---------      ---------      ---------
Income From Operations Before
Distribution to Minority Interest
Holders, Income from Unconsolidated
Subsidiary, Extraordinary Item and
Gain on Sale
 of Real Estate                                        3,406          2,786          5,038          5,830
Distribution to Minority Interest Holders                (11)           (10)           (22)           (10)
Income from Unconsolidated Subsidiary                     49             --             64             --
Gain on Sale of Real Estate                               --              9             --              9
                                                   ---------      ---------      ---------      ---------
Income before Extraordinary Item                       3,444          2,785          5,080          5,829
Loss from Early Extinguishment of Debt                    --             --            (52)            --
                                                   ---------      ---------      ---------      ---------
Net Income                                          $  3,444       $  2,785       $  5,028       $  5,829
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------
EARNINGS PER SHARE:
Income before Extraordinary Item                       $0.16          $0.16          $0.27          $0.34
Extraordinary Item                                        --             --         ( 0.01)            --
                                                   ---------      ---------      ---------      ---------
Net Income                                             $0.16          $0.16          $0.26          $0.34
                                                   ---------      ---------      ---------      ---------

Weighted Average Number of Shares                 21,203,276     17,081,518     19,161,209     17,081,512
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                           SIX MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES                 June 30, 1997    June 30, 1996
                                                     -------------    -------------
Net Income                                               $  5,028       $ 5,829
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
   Depreciation and Amortization                            6,929         5,270
   Provision for Bad Debt                                     246           210
   Common Stock - Directors' Fees                             151
  Gain on Sale of Real Estate                                                (9)
   Changes in Other Assets and Liabilities:
     Receivables and Other Assets                          (2,571)         (746)
     Accounts Payable and Other                             1,923        (1,698)
     Tenant Security Deposits                                 394            48
                                                         --------       -------
Net Cash Provided By Operating Activities                  12,100         8,904
                                                         --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
 Capital Improvements                                    (173,328)      (13,064)
Proceeds from Sales of Real Estate                          7,852         8,801
Principal Payments on Notes Receivable                         17            --
                                                         --------       -------
Net Cash Used For Investing Activities                   (165,459)       (4,263)
                                                         --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements                140,683        16,150
Repayments Under Line of Credit Agreements                (74,146)      (12,401)
Principal Payments of Notes Payable                       (36,231)         (943)
Proceeds from Issuance of Notes Payable                    61,363
Payment of Notes Receivable-Stock Purchase Plan                             197
Net Proceeds from Sale of Stock                            73,175
Dividends Paid                                            (10,133)       (8,543)
                                                         --------       -------
Net Cash Provided (Used) for Financing Activities         154,711        (5,540)
                                                         --------       -------
Net Increase in Cash and Cash Equivalents                   1,352          (899)
Cash and Cash Equivalents at Beginning Of Period            4,095         1,543
                                                         --------       -------
Cash and Cash Equivalents at End Of Period               $  5,447        $  644
                                                         --------       -------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash Paid During Six Months For Interest                 $  9,306        $6,121
                                                         --------       -------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Notes Payable Assumed                                    $ 15,517
Operating Partnership Units Issued in Connection with
   Real Estate Acquisition                                     23
Proceeds from Notes Payable                                25,400
Cash Paid For Real Estate                                  41,607
                                                         --------
Fair Value of Real Estate Acquired                       $ 82,547
                                                         --------
                                                         --------

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             JUNE 30, 1997, DECEMBER 31, 1996, AND JUNE 30, 1996
                                 (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the audited financial statements of Burnham Pacific Properties, Inc. for the year ended December 31, 1996. Certain of the 1996 amounts have been reclassified to conform to the 1997 presentation.

     Dividends Per Share - Dividends of 25 cents per share were paid on June 30,1997 to shareholders of record on June 23, 1997.

2.   NET INCOME PER SHARE

     Net income per share is computed by dividing net income for the respective periods by the weighted average number of shares outstanding during the applicable period.

     In February of 1997, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS does reflect the potential dilution created by stock equivalents if such equivalents are converted into common stock and is calculated in the same manner as fully Diluted EPS illustrated in APB #15.

     The Company will be required to adopt the new method of reporting EPS for the year ending December 31, 1997. The Company's EPS as reflected in this document includes Basic EPS for 1997 and 1996. Based on the Company's current capital structure, the anticipated results of implementing SFAS No. 128 would reflect EPS essentially the same as currently reported.

3.   SALE OF COMMON STOCK

     On May 2, 1997, the Company issued 6,325,000 shares of its Common Stock at a public offering price of $12.375 per share. The shares were sold pursuant to a previously filed $200 million shelf registration statement. The net proceeds of the offering were used to pay-off the Bridge Financing (See Note 4) and reduce borrowings under the Company's Credit Facility. (See Note 6 as to subsequent increase in shelf registration).

4.   REAL ESTATE

     Real Estate is summarized as follows (in thousands):

                                             June 30, 1997   December 31, 1996
                                             -------------   -----------------
      Retail Centers                            $446,830           $287,675
      Office/Industrial Buildings                 57,740             57,740
      Retail Centers Under Development            53,326             41,297
      Other                                        2,848              2,922
                                                --------           --------
          Total Real Estate                     560,744            389,634
      Accumulated Depreciation                   (52,711)           (48,978)
                                                --------           --------
      Real Estate-Net                           $508,033           $340,656
                                                --------           --------
                                                --------           --------

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

     On April 4, 1997, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $69,800,000. In order to facilitate the closing of this acquisition, the Company obtained a temporary increase in its Credit Facility of $70,000,000 (the "Bridge Financing"). Of the total amount, $42,000,000 was secured by mortgages on the three properties so acquired and $28,000,000 was unsecured. The secured and unsecured portions of the Bridge Financing accrued interest at LIBOR (London Inter-Bank Offer Rate), plus 1.65% and LIBOR plus 2.50%, respectively. The Bridge Financing was repaid with proceeds from the Company's stock offering. (See Note 3).

     On May 30, 1997, the Company purchased a portfolio of two retail shopping centers. The purchase price of the portfolio was approximately $25,300,000. The acquisition of the portfolio was financed by the assumption of a $6,536,902 mortgage loan, bearing interest at 7.875%, due in September 2005, secured by one of the properties, with the remainder financed with borrowings under the Company's Credit Facility.

     On June 11, 1997, title of Village Station was passed on to the mortgagee of the $3.9 million non-recourse mortgage secured by the property. No gain or loss resulted from such transfer.

     On June 26, 1997, the Company purchased a retail shopping center for approximately $10,200,000. The acquisition was effected with borrowings under the Company's Credit Facility and the issuance of partnership units by a newly-organized partnership of which the Company is the general partner and the seller is the limited partner, which units are exchangeable for approximately 151 shares of common stock of the Company.

5.   REINCORPORATION

     Effective May 31, 1997, pursuant to approval at the 1997 Annual Meeting of Shareholders, the Company reincorporated from a California Corporation to a Maryland Corporation. The Maryland Corporation acquired all of the assets and assumed all of the liabilities of the California Corporation and, for both financial reporting purposes and Federal income tax purposes, is considered to be a continuation of the California Corporation.

6.   SUBSEQUENT EVENTS

     On July 18, 1997, the Company filed with the Securities and Exchange Commission a further shelf registration statement on Form S-3 covering $200 million of common stock, preferred stock and debt securities. As a result of this and the Company's previous shelf registration statement (see Note 3), the Company has registered an aggregate of $321,728,125 of unissued securities.

     On August 1, 1997, the Company's joint venture investor in Ladera Center Associates, LLC (the "LLC") funded its 75% interest in the Ladera
     Shopping Center. The LLC in turn distributed the other member's contribution to the Company, leaving the Company with an unconsolidated 25% interest in the LLC. Proceeds were used to reduce borrowings under the Company's Credit Facility.

     On July 21, 1997, the Company obtained an increase in its Credit Facility capacity from $135,000,000 to $205,000,000, of which $135,000,000 is to be secured by various mortgages and $75,000,000 is to be unsecured.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
June 30, 1997 and 1996:

During the three months ended June 30, 1997, net income increased $659,000 or 24%, to $3,444,000 ($0.16 per share) compared to $2,785,000 ($0.16 per share)
for the same period in 1996. For the six months ended June 30, 1997, net income decreased $801,000 or 14% to $5,028,000 ($0.26 per share) compared to $5,829,000
($0.34 per share) for the same period in 1996. The principal reasons for these changes are discussed in the following paragraphs.

Compared to the same period in 1996, revenues increased $4,820,000 for the three month period and $5,552,000 for the six month period. These increases were primarily due to the improved operating results from the Company's existing portfolio of properties and the acquisition of approximately $172,000,000 of retail properties during December 1996 and the first six months of 1997. These increases were offset by the sale of the McDonnell Douglas Building in June 1996 and from lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996.

Interest expense increased $1,904,000 for the 1997 three month period and $2,367,000 for the 1997 six month period, as compared to the same period in 1996. The increase is attributable to higher average outstanding balances under the Company's Credit Facility and new mortgages placed or assumed in connection with the acquisition of retail properties.

Rental operating expenses increased over 1996 by $1,434,000 for the 1997 three month period and $1,814,000 for the 1997 six month period. This increase reflects the acquisition of retail properties and the Company's responsibility for the operating expenses related to the vacant portion of the Anacomp Building. In addition, expenses increased as a result of the opening of offices in Los Angeles, San Francisco, and the Pacific Northwest.

General and administrative expenses increased $112,000 and $468,000 for the 1997 three and six month periods, respectively, as compared to the same period in 1996. These increases reflect the opening of offices in Los Angeles, San Francisco and the Pacific Northwest.

Compared to the same period in 1996, depreciation and amortization expense increased $737,000 for the 1997 three month period and $1,659,000 for the 1997 six month period. This increase reflects the acquisition of retail properties and depreciation taken on two retail structures undergoing renovation at two centers.

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

For the three and six months ended June 30, 1997, FFO increased $1,294,000 and $764,000, respectively, compared to the same period in 1996. The primary reasons for these increases include improved operating results from the Company's existing portfolio of properties and the acquisition of retail properties during December 1996 and the first six months of 1997. These increases were partially offset by the sale of the McDonnell Douglas Building in June of 1996, lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996, and higher general and administrative expenses related to the opening of regional offices in Los Angeles, San Francisco, and the Pacific Northwest.

The calculation of FFO for the respective periods is as follows (in thousands):

                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                         1997     1996      1997      1996
                                       ------    ------    ------    ------
Net Income                             $3,444    $2,785    $5,028    $5,829
  Adjustments:
 Gain on Sale of Real Estate               --        (9)       --        (9)
Depreciation of Real Estate and
  Tenant Improvements                   3,023     2,336     6,256     4,603
Amortization of Leasing Costs             118       179       208       357
Early Extinguishment of Debt               --        --        52        --
                                       ------    ------    ------    ------
Funds from Operations                  $6,585    $5,291   $11,544   $10,780
                                       ------    ------    ------    ------
                                       ------    ------    ------    ------

MATERIAL CHANGES IN FINANCIAL CONDITION
June 30, 1997 compared to December 31, 1996:

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

On April 4, 1997, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $69,800,000. In order to facilitate the closing of this acquisition, the Company obtained a temporary increase in its Credit Facility of $70,000,000 (the "Bridge Financing"). Of the total amount, $42,000,000 was secured by mortgages on the three properties so acquired and $28,000,000 was unsecured. The secured and unsecured portions of the Bridge Financing accrued interest at LIBOR (London Inter-Bank Offer Rate), plus 1.65% and LIBOR plus 2.50%, respectively. The Bridge Financing was repaid with proceeds from the Company's Common Stock offering on May 2, 1997.

On May 30, 1997, the Company purchased a portfolio of two retail shopping centers. The purchase price of the portfolio was approximately $25,300,000.
The acquisition of the portfolio was financed by the assumption of a $6,536,902 mortgage loan, bearing interest at 7.875%, due in September 2005, secured by one of the properties, with the remainder financed with borrowings under the Company's Credit Facility.

On June 11, 1997, title of Village Station was passed on to the mortgagee of the $3.9 million non-recourse mortgage secured by the property. No gain or loss resulted from such transfer.

On June 26, 1997, the Company purchased a retail shopping center for approximately $10,200,000. The acquisition was effected with borrowings under the Company's Credit Facility and the issuance of partnership units by a newly-organized partnership of which the Company is the general partner and the seller is the limited partner, which units are exchangeable for approximately 151 shares of common stock of the Company.

As of June 30, 1997, and December 31, 1996 approximately $2,876,000 and $2,460,000, respectively, of straight-lined rent is included in other assets.

As of June 30, 1997, the Company had a $135,000,000 Credit Facility of which $90,000,000 was secured or to be secured by mortgages on various of the Company's properties and $45,000,000 was unsecured. On July 21, 1997, the Company obtained an increase in the capacity of its Credit Facility from $135,000,000 to $205,000,000. Of the total amount $135,000,000 is to be secured by mortgages on various of the Company's properties and $70,000,000 is to be unsecured. Prior to June 30, 1997, in anticipation of the increased facility, the Company obtained a temporary increase in its secured facility of $4,437,000 to accommodate the acquisition of a retail shopping center. Borrowings under the secured and unsecured portions of the Credit Facility bear interest at rates of LIBOR (London Inter-Bank Offer Rate) plus 1.65% or LIBOR plus 1.75%, respectively. The Credit Facility is scheduled to mature in November 1998, with a one year extension option available. At June 30, 1997, borrowings of approximately $139,437,000 were outstanding under the Credit Facility, of which $94,437,000 was secured and $45,000,000 was unsecured.

At June 30, 1997, the Company had $18,138,000 outstanding under a $28,800,000 construction loan, secured by one of the Company's development properties. The remaining availability of $10,662,000 is expected to be used to fund the completion of a 250,000 square foot retail shopping center in Richmond, California. Borrowings under this loan bear interest at the bank's eurodollar base rate plus 2.50% or at its prime rate. The loan is scheduled to mature in November 1997, and the Company has the right to extend for an additional year.

At June 30, 1997, the Company's capitalization consisted of $281,723,000 of debt and $322,202,000 of market equity (market equity is defined as shares of common stock outstanding multiplied by the closing price on the New York Stock Exchange, which was $13.75 at June 30, 1997) resulting in a debt to total market capitalization ratio of .47 to 1. At June 30, 1997, the Company's total debt consisted of $124,148,000 of fixed rate debt and $157,575,000 of variable rate debt. The average rates of interest on the fixed and variable rate debt were 8.5% and 7.5%, respectively, at June 30, 1997.

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

At June 30, 1997, the Company had on file with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering $121,728,125 of unissued common stock and debt securities. On July 18, 1997, the Company filed with the Securities and Exchange Commission an additional $200 million shelf registration on Form S-3 covering common stock, preferred stock and debt securities. As a result, the Company has effective shelf registration statements on file covering an aggregate of $321,728,125 of unissued securities.

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

ITEM 2.  CHANGES IN SECURITIES:

    On May 31, 1997 the reincorporation merger of Burnham Pacific Properties, Inc., a California corporation, (the "California Corporation") into Burnham Pacific Properties, Inc., a Maryland corporation, (the "Maryland
Corporation") became effective pursuant to Articles of Merger filed with appropriate state offices in Maryland and California. As a result of such reincorporation, each share of Common Stock, no par value, of the California Corporation was automatically converted into a share of Common Stock, $.01 par value, of the Maryland Corporation. References are made to the Form 8B Registration Statement of the Maryland Corporation, filed June 2, 1997, for a description of the Common Stock of the Maryland Corporation and to the Proxy Statement of the California Corporation dated March 31, 1997 for a description comparing the rights of shareholders of the California Corporation with those of stockholders of the Maryland Corporation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On May 6, 1997, the Company held its regular Annual Meeting of Shareholders. Proxies for such meeting were solicited pursuant to Regulation 14 under the Act. At such meeting, three matters were presented for vote. The matters were the election of nine directors, the approval to change the Company's state of incorporation from California to Maryland and the approval of amendments to the Company's stock option plan. There was no solicitation in opposition to the nominated Directors and all such directors were elected for a one-year term.

Shares were voted as follows:
                                                     WITHHELD/    BROKER
                                  FOR      AGAINST   ABSTAINED   NON-VOTES
                              ----------   -------   ---------   ---------
(1) Election of Directors
Malin Burnham                 14,898,192        0     145,257           0
James D. Harper, Jr.          14,892,915        0     150,534           0
James D. Klingbeil            14,901,400        0     142,049           0
J. David Martin               14,902,452        0     140,997           0
Donne P. Moen                 14,902,913        0     140,536           0
Thomas A. Page                14,893,914        0     149,535           0
Philip S. Schlein             14,898,848        0     144,601           0
Richard R. Tartre             14,904,710        0     138,739           0
Robin Wolaner                 14,886,483        0     156,966           0

(2) Reincorporation           10,678,894    385,547   174,612    3,804,396

(3) Stock Option Plan         13,334,705  1,455,198   253,546           0

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

     27.0  Financial Data Schedule.

(b) The following reports on Form 8-K and 8-K(a) were filed during or with respect to matters occurring within the period covered by this report:

Form 8-K(a) Report filed April 15, 1997, (earliest event reported January 31,
1997): Item 2, regarding the Downey Portfolio and BRE Portfolio acquisitions;
Item 5, regarding Foothill Plaza and Crenshaw Imperial acquisitions; and Item 7, regarding Financial Statements and Pro Forma financial information.

Form 8-K Report filed June 2, 1997, (earliest event reported May 31, 1997): Item 5, regarding reincorporation as a Maryland Corporation.

Form 8-K Report filed August 7, 1997, (earliest event reported May 30, 1997):
Item 5, regarding various individually insignificant acquisitions; and Item 7, regarding Financial Statements and Pro Forma financial information.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BURNHAM PACIFIC PROPERTIES, INC.


Date: August 14, 1997              By: /s/ J. David Martin
     -----------------                 ----------------------------------------
                                       J. David Martin, Chief Executive Officer



Date: August 14, 1997              By: /s/ Daniel B.Platt
     -----------------                 ----------------------------------------
                                       Daniel B. Platt, Chief Financial Officer