Form 10-Q
period 1997-09-30
BURNHAM PACIFIC PROPERTIES INC
filed 1997-11-14
CIK 805730

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission file number  1-9524


                           BURNHAM PACIFIC PROPERTIES, INC.
                (Exact name of Registrant as specified in its Charter)


                   Maryland                                   33-0204162
---------------------------------------------- --------------------------------
(State of other jurisdiction of incorporation) (IRS Employer Identification No.)


610 West Ash Street, San Diego, California                   92101
------------------------------------------               -------------
(Address of principal executive offices)                   (Zip Code)

                                   (619) 652-4700
                         -------------------------------------
                  Registrant's telephone number, including area code

                                          NA
                              -------------------------
Former name, former address and former fiscal year if changed since last report.


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

Number of shares of the Registrant's common stock outstanding at November 14, 1997: 23,442,852

                             PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           BURNHAM PACIFIC PROPERTIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)

ASSETS                                        September 30, 1997    December 31, 1996
                                              ------------------    -----------------
 Real Estate                                       $571,337            $389,634
 Less Accumulated Depreciation                      (55,632)            (48,978)
                                                   --------            --------
 Real Estate-Net                                    515,705             340,656
 Investment in Unconsolidated Subsidiaries            4,182
 Subsidiaries
 Cash and Cash Equivalents                            9,275               4,095
 Receivables-Net                                      7,011               4,860
 Other Assets                                         9,801               6,584
                                                   --------            --------
 Total                                             $545,974            $356,195
                                                   --------            --------
                                                   --------            --------

 LIABILITIES AND STOCKHOLDERS'  EQUITY
 Liabilities:
 Accounts Payable and Other Liabilities               7,796               2,655
 Tenant Security Deposits                             1,437                 929
 Notes Payable                                      142,345             105,552
 Line of Credit Advances                            153,606              72,900
                                                   --------            --------
 Total Liabilities                                  305,184             182,036
                                                   --------            --------
 Commitments and Contingencies
 Minority Interest                                      501                 434
                                                   --------            --------

 Stockholders' Equity:
 Par Value $.01/Share
 Preferred Stock, 5,000,000 Shares
 Authorized; No Shares Issued or Outstanding
 Common Stock, $.01 Par Value,
 95,000,000 Shares Authorized;
 23,442,852 and 17,096,452 Shares
 Outstanding at September 30, 1997, and
 December 31, 1996, Respectively                    335,758             262,340

 Dividends Paid in Excess of Net Income             (95,469)            (88,615)
                                                   --------            --------
 Total Stockholders' Equity                         240,289             173,725
                                                   --------            --------

 Total                                             $545,974            $356,195
                                                   --------            --------
                                                   --------            --------

 See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

REVENUES                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         9/30/97     9/30/96       9/30/97      9/30/96
                                                      ----------  ----------    ----------   ----------
Rents                                                    $17,958     $11,509       $47,559      $35,701
Interest                                                     159         102           522          322
                                                      ----------  ----------    ----------   ----------

Total Revenues                                            18,117      11,611        48,081       36,023
                                                      ----------  ----------    ----------   ----------

EXPENSES
Interest                                                   4,771       2,562        12,827        8,251
Rental Operating                                           4,652       3,212        12,792        9,538
Provision for Bad Debt                                       125         100           371          310
General and Administrative                                   724         625         2,279        1,712
Depreciation and Amortization                              3,802       2,951        10,731        8,221
                                                      ----------  ----------    ----------   ----------

Total Costs and Expenses                                  14,074       9,450        39,000       28,032
                                                      ----------  ----------    ----------   ----------

Income From Operations Before
Distribution to Minority Interest
Holders, Income from Unconsolidated Subsidiaries,
Gain on Sales of Real Estate and
Extraordinary Item                                         4,043       2,161         9,081        7,991
Distribution to Minority Interest Holders                    (11)        (10)          (33)         (20)
Income from Unconsolidated Subsidiaries                       79           -           143            -
Gain on Sales of Real Estate                                   -       2,272             -        2,281
                                                      ----------  ----------    ----------   ----------
Income before Extraordinary Item                           4,111       4,423         9,191       10,252
Loss from Early Extinguishment of Debt                         -           -           (52)           -
                                                      ----------  ----------    ----------   ----------
Net Income                                               $ 4,111     $ 4,423       $ 9,139      $10,252
                                                      ----------  ----------    ----------   ----------
                                                      ----------  ----------    ----------   ----------

EARNINGS PER SHARE:
Income before Extraordinary Item                         $  0.18     $  0.26       $  0.44      $  0.60
Extraordinary Item                                             -           -             -            -
                                                      ----------  ----------    ----------   ----------
Net Income                                               $  0.18     $  0.26       $  0.44      $  0.60
                                                      ----------  ----------    ----------   ----------
                                                      ----------  ----------    ----------   ----------

Weighted Average Number of Shares                     23,433,982  17,084,452    20,601,118   17,082,499
                                                      ----------  ----------    ----------   ----------
                                                      ----------  ----------    ----------   ----------

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                        9/30/97        9/30/96
                                                       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                             $   9,139       $ 10,252
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
    Depreciation and Amortization                         10,731          8,221
    Provision for Bad Debt                                   371            310
    Gain on Sales of Real Estate                                         (2,281)
    Common Stock - Directors' Fees                           243             74
    Changes in Other Assets and Liabilities:
      Receivables and Other Assets                        (4,697)          (891)
      Accounts Payable and Other                           3,800         (1,498)
      Tenant Security Deposits                               508            (70)
                                                       ---------       --------
Net Cash Provided By Operating Activities                 20,095         14,117
                                                       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
 Capital Improvements                                   (203,503)       (50,701)
Proceeds from Sales of Real Estate                        25,469         33,990
Principal Payments on Notes Receivable                        40            114
                                                       ---------       --------
Net Cash Used For Investing Activities                  (177,994)       (16,597)
                                                       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements               170,120         55,018
Repayments Under Line of Credit Agreements               (89,414)       (39,709)
Principal Payments of Notes Payable                      (36,788)        (1,421)
Proceeds from Issuance of Notes Payable                   61,979
Payment of Notes Receivable-Stock Purchase Plan                             197
Net Proceeds from Sale of Stock                           73,175
Dividends Paid                                           (15,993)       (12,815)
                                                       ---------       --------
Net Cash Provided for Financing Activities               163,079          1,270
                                                       ---------       --------

Net Increase (Decrease) in Cash and Cash Equivalents       5,180         (1,210)

Cash and Cash Equivalents at Beginning Of Period           4,095          1,543
                                                       ---------       --------
Cash and Cash Equivalents at End Of Period             $   9,275       $    333
                                                       ---------       --------
                                                       ---------       --------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash Paid During Nine Months For Interest              $  14,295       $  9,665
                                                       ---------       --------
                                                       ---------       --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
Notes Payable and Obligations Assumed                  $  16,916
Operating Partnership Units Issued in
 Connection with Real Estate Acquisitions                     66
Proceeds from Notes Payable                               25,400
Cash Paid For Real Estate                                 62,810
                                                       ---------
Fair Value of Real Estate Acquired                     $ 105,192
                                                       ---------
                                                       ---------

                           BURNHAM PACIFIC PROPERTIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            SEPTEMBER 30, 1997, DECEMBER 31, 1996, AND SEPTEMBER 30, 1996
                                     (UNAUDITED)

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

    Dividends Per Share - Dividends of 25 cents per share were paid on September 30,1997 to shareholders of record on September 23, 1997.

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

3.  SALE OF COMMON STOCK

    On May 2, 1997, the Company issued 6,325,000 shares of its Common Stock at a public offering price of $12.375 per share. The shares were sold pursuant to a previously filed $200 million shelf registration statement. The net proceeds of the offering were used to pay-off the Bridge Financing (See Note 4) and reduce borrowings under the Company's Credit Facility. On July 18, 1997, the Company filed with the Securities and Exchange Commission a further shelf registration statement on Form S-3 covering $200 million of common stock, preferred stock and debt securities. As a result of this and the Company's previous shelf registration statement, the Company has registered an aggregate of $321,728,125 of unissued securities.

4.  REAL ESTATE

    Real Estate is summarized as follows (in thousands):

                                       September 30, 1997  December 31, 1996
                                       ------------------  -----------------
    Retail Centers                              $451,567            $287,675
    Office/Industrial Buildings                   57,819              57,740
    Retail Centers Under Development              59,425              41,297
    Other                                          2,526               2,922
                                                --------            --------
             Total Real Estate                   571,337             389,634
    Accumulated Depreciation                     (55,632)            (48,978)
                                                --------            --------
    Real Estate-Net                             $515,705            $340,656
                                                --------            --------
                                                --------            --------

    On January 31, 1997, the Company purchased a portfolio of four retail shopping centers. The purchase price of the portfolio was approximately $52,100,000. The acquisition of the portfolio was financed by the assumption of a $3,693,000 mortgage loan bearing interest at 9.75%, due in July 1998, secured by one of the properties; a new $25,400,000, 7.98%, 7-year mortgage loan, secured by another of the properties; with the balance coming from borrowing under the Company's Credit Facility. The issuer of the $25,400,000 mortgage note is a bankruptcy remote, special purpose, partnership in which the Company has substantially all economic benefits.

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

    On April 4, 1997, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $69,800,000. In order to facilitate the closing of this acquisition, the Company obtained a temporary increase in its Credit Facility of $70,000,000 (the "Bridge Financing"). Of the total amount,

    $42,000,000 was secured by mortgages on the three properties so acquired and $28,000,000 was unsecured. The secured and unsecured portions of the Bridge Financing accrued interest at LIBOR (London Inter-Bank Offer
    Rate), plus 1.65% and LIBOR plus 2.50%, respectively. The Bridge Financing was repaid with proceeds from the Company's stock offering. (See Note 3)

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

    On August 15, 1997, the Company purchased a retail shopping center for approximately $22,340,000. The acquisition was financed with borrowings under the Company's Credit Facility. The Center was the fourth acquisition of the six properties brought to the Company in October 1995, as a part of the transaction that named David Martin as President and CEO of Burnham Pacific.

5.  LINE OF CREDIT ADVANCES

    On July 21, 1997, the Company obtained an increase in its Credit Facility capacity from $135,000,000 to $205,000,000, of which $135,000,000 is to be secured by various mortgages and $75,000,000 is to be unsecured. Effective August 15, 1997, the Company obtained a .25% decrease in its interest borrowing rates on its Credit Facility. Borrowings under the secured and unsecured portion of its Credit Facility beginning on August 15, 1997, bear interest rates of LIBOR (London Inter-Bank Offer Rate) plus 1.40% or LIBOR plus 1.50%, respectively.

6.  SUBSEQUENT EVENTS

    On October 15, 1997, the Company purchased a retail shopping center for approximately $27,500.000. The acquisition was financed by the assumption of a $23,592,000 mortgage loan bearing interest at 8.05%, due in March 2006, secured by the Center; with the balance coming from borrowings under the Company's Credit Facility. The entity which assumed the mortgage note is a bankruptcy remote, special purpose corporation in which the Company has substantially all economic benefits.

    On October 29, 1997, the Company purchased a portfolio of five retail shopping centers. The purchase price of the portfolio was approximately $23,500,000. The acquisition of the portfolio was financed by the assumption of a $1,623,358 mortgage loan bearing interest at 8.75%, due in February, 2017, secured by one of the properties; the assumption of another $2,578,447 mortgage loan bearing interest at 8.38%, due in July, 2007, secured by another of the properties; with the balance coming from borrowings under the Company's Credit Facility. The Company also announced that it had entered into an agreement to purchase an additional five retail centers from the same seller, with the ability to purchase three additional centers at a future date, two of which are under development. The purchase of the additional eight centers is subject to completion of due diligence and completion and leasing of those centers currently under construction.

    On November 5, 1997, the Company announced the signing of letters of intent relating to a proposed acquisition of a 2.7 million square-foot California retail portfolio, and simultaneous investments by two capital groups of $120,000,000. The Company would issue $70,000,000 in convertible preferred stock in one transaction. In the second transaction, preferred partnership securities are presently expected to be issued. The portfolio is being valued at an initial purchase price of up to $314,000,000 and a total price of up to $344,000,000. The convertible preferred securities will be priced at a conversion premium of 7% over the negotiated price of $14.38 per share ($15.38 per share) and carry a 8% dividend yield. The balance of the proceeds needed to complete the transaction is expected to be provided by $150,000,000 in first mortgage debt collaterialized by the portfolio at a fixed rate of .85% over treasuries and by $55,000,000 from the Company's Credit Facility. The closing of the transactions are subject to a number of conditions including due diligence and definitive documents.

    The Company has signed an agreement to sell its Pacific West Outlet Center in Gilroy, California, to an unrelated buyer for approximately $38,500,000. The sale is expected to close during December, 1997, and is contingent upon a number of conditions including due diligence by the buyer.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
September 30, 1997 and 1996:

During the three months ended September 30, 1997, net income decreased $312,000 or 7%, to $4,111,000 ($0.18 per share) compared to $4,423,000 ($0.26 per share) for the same period in 1996. Included in 1996 was a gain on sales of real estate of $2,272,000. If the gain were excluded, net income in 1997 would have increased $1,960,000 or 91% as compared to the same period in 1996. For the nine months ended September 30, 1997, net income decreased $1,113,000 or 11% to $9,139,000 ($0.44 per share) compared to $10,252,000
($0.60 per share) for the same period in 1996. Included in 1996 was a gain on sales of real estate of $2,281,000. If the gain were excluded, net income in 1997 would have increased $1,168,000 or 15% as compared to the same period in 1996. The principal reasons for these changes are discussed in the following paragraphs.

Compared to the same period in 1996, revenues increased $6,506,000 for the three month period and $12,058,000 for the nine month period. These increases were primarily due to the improved operating results from the Company's existing portfolio of properties, the acquisition of approximately $204,000,000 of retail properties during December 1996 and the first nine months of 1997 and the signing of a new lease with Anacomp, Inc. during the third quarter of 1997.

Interest expense increased $2,209,000 for the 1997 three month period and $4,576,000 for the 1997 nine month period, as compared to the same period in 1996. The increase is attributable to higher average outstanding balances under the Company's Credit Facility and new mortgages placed or assumed in connection with the acquisition of retail properties.

Rental operating expenses increased over 1996 by $1,440,000 for the 1997 three month period and $3,254,000 for the 1997 nine month period. This increase reflects the previously mentioned acquisition of retail properties.

General and administrative expenses increased $99,000 and $567,000 for the 1997 three and nine month periods, respectively, as compared to the same period in 1996. These increases reflect the growth in the Company as a result of the pace of acquisitions in 1997.

Compared to the same period in 1996, depreciation and amortization expense increased $851,000 for the 1997 three month period and $2,510,000 for the 1997 nine month period. This increase reflects the acquisition of retail properties and depreciation taken on two retail structures undergoing renovation at two centers.

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

For the three and nine months ended September 30, 1997, FFO increased $2,731,000 and $3,495,000, respectively, compared to the same period in 1996. The primary reasons for these increases include improved operating results from the Company's existing portfolio of properties, the acquisition of retail properties during December 1996 and the first nine months of 1997 and the signing of a new lease with Anacomp, Inc. during the third quarter of 1997. These increases were partially offset by higher general and administrative expenses reflecting the growth in the Company as a result of the pace of acquisitions in 1997.

The calculation of FFO for the respective periods is as follows (in thousands):

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                    1997          1996      1997         1996
                                   ------       -------   -------      -------
Net Income                         $4,111       $ 4,423   $ 9,139      $10,252
  Adjustments:
  Gain on Sales of Real Estate         --        (2,272)       --       (2,281)
Depreciation of Real Estate and
 Tenant Improvements                3,353         2,576     9,608        7,179
Amortization of Leasing Costs         203           209       412          566
Early Extinguishment of Debt           --            --        52           --
                                   ------       -------   -------      -------
Funds from Operations              $7,667       $ 4,936   $19,211      $15,716
                                   ------       -------   -------      -------
                                   ------       -------   -------      -------

MATERIAL CHANGES IN FINANCIAL CONDITION
September 30, 1997 compared to December 31, 1996:

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

On April 4, 1997, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $69,800,000. In order to facilitate the closing of this acquisition, the Company obtained a temporary increase in its Credit Facility of $70,000,000 (the "Bridge Financing"). Of the total amount, $42,000,000 was secured by mortgages on the three properties so acquired and $28,000,000 was unsecured. The secured and unsecured portions of the Bridge Financing accrued interest at LIBOR (London Inter-Bank Offer Rate), plus 1.65% and LIBOR plus 2.50%, respectively. The Bridge Financing was repaid with proceeds from the Company's May 1997 Stock offering.

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

On August 1, 1997, the Company's joint venture investor in Ladera Center Associates, LLC (the "LLC") funded its 75% interest in the Ladera Shopping Center. The LLC in turn distributed the other member's contribution to the Company, leaving the Company with an unconsolidated 25% interest in the LLC. Proceeds were used to reduce borrowing the Company's Credit Facility.

On August 15, 1997, the Company purchased a retail shopping center for approximately $22,340,000. The acquisition was financed with borrowings under the Company's Credit Facility. The Center was the fourth acquisition of the six properties brought to the Company in October 1995, as a part of the transaction that named David Martin as President and CEO of Burnham Pacific.

As of September 30, 1997, and December 31, 1996 approximately $2,981,000 and $2,460,000, respectively, of straight-lined rent is included in other assets.

As of September 30, 1997, the Company had a $205,000,000 Credit Facility of which $135,000,000 was secured or to be secured by mortgages on various of the Company's properties and $70,000,000 was unsecured. As of August 15, 1997, borrowings under the secured and unsecured portions of the Credit Facility bear interest at rates of LIBOR

(London Inter-Bank Offer Rate) plus 1.40% or LIBOR plus 1.50%, respectively. The Credit Facility is scheduled to mature in November 1998, with a one year extension option available. At September 30, 1997, borrowings of approximately $153,606,000 were outstanding under the Credit Facility, of which $94,437,000 was secured and $59,169,000 was unsecured.

At September 30, 1997, the Company had $18,753,000 outstanding under a construction loan, secured by one of the Company's development properties. Borrowings under this loan bear interest at the bank's eurodollar base rate plus 2.50% or at its prime rate. The loan is scheduled to mature in November 1997, and the Company is negotiating an extension for an additional year.

At September 30, 1997, the Company's capitalization consisted of
$295,951,000 of debt and $347,189,000 of market equity (market equity is defined as shares of common stock outstanding multiplied by the closing price on the New York Stock Exchange, which was $14.81 at September 30, 1997) resulting in a debt to total market capitalization ratio of .46 to 1. At September 30, 1997, the Company's total debt consisted of $123,592,000 of fixed rate debt and $172,359,000 of variable rate debt. The average rates of interest on the fixed and variable rate debt were 8.5% and 7.3%, respectively, at September 30, 1997.

On October 15, 1997, the Company purchased a retail shopping center for approximately $27,500.000. The acquisition was financed by the assumption of a $23,592,000 mortgage loan bearing interest at 8.05%, due in March 2006, secured by the Center; with the balance coming from borrowings under the Company's Credit Facility. The entity which assumed the mortgage note is a bankruptcy remote, special purpose corporation in which the Company has substantially all economic benefits.

On October 29, 1997, the Company purchased a portfolio of five retail shopping centers. The purchase price of the portfolio was approximately $23,500,000. The acquisition of the portfolio was financed by the assumption of a $1,623,358 mortgage loan bearing interest at 8.75%, due in February, 2017, secured by one of the properties; the assumption of another $2,578,447 mortgage loan bearing interest at 8.38%, due in July, 2007, secured by another of the properties; with the balance coming from borrowings under the Company's Credit Facility. The Company also announced that it had entered into an agreement to purchase an additional five retail centers from the same seller, with the ability to purchase three additional centers at a future date, two of which are under development. The purchase of the additional eight centers is subject to completion of due diligence and completion and leasing of those centers currently under construction.

On November 5, 1997, the Company announced the signing of letters of intent relating to a proposed acquisition of a 2.7 million square-foot California retail portfolio, and simultaneous investments by two capital groups of $120,000,000. The Company would issue $70,000,000 in convertible preferred stock in one transaction. In the second transaction, preferred partnership securities are presently expected to be issued. The portfolio is being valued at an initial purchase price of up to $314,000,000 and a total price of up to $344,000,000. The convertible preferred securities will be priced at a conversion premium of 7% over the negotiated price of $14.38 per share ($15.38 per share) and carry a 8% dividend yield. The balance of the proceeds needed to complete the transaction is expected to be provided by $150,000,000 in first mortgage debt collaterialized by the portfolio at a fixed rate of .85% over treasuries and by $55,000,000 from the Company's Credit Facility. The closing of the transactions are subject to a number of conditions including due diligence and definitive documents.

The Company has signed an agreement to sell its Pacific West Outlet Center in Gilroy, California, to an unrelated buyer for approximately $38,500,000. The sale is expected to close during December, 1997, and is contingent upon a number of conditions including due diligence by buyer. The Company expects to report a gain, as a result of the sale, of approximately $5,000,000.

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

At September 30, 1997, the Company had on file with the Securities and Exchange Commission effective shelf registration statements on Form S-3 covering an aggregate of $321,728,125 of unissued common stock and debt securities.

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

ITEM 2.  CHANGES IN SECURITIES:

On August 1, 1997, a partnership of which the Company is the general partner, issued 2,969 limited partners units upon the release of funds escrowed at the time of the Company's acquisition of the Richmond Shopping Center in 1995. Each such limited partner unit is redeemable under certain circumstances for a share of the Company's Common Stock. No registration statement was necessary as the issuance did not involve a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following Exhibits are part of this report:

27.0  Financial Data Schedule.

(b) The following reports on Form 8-K was filed during or with respect to matters occurring within the period covered by this report:

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

                                   BURNHAM PACIFIC PROPERTIES, INC.


Date:   //11-14-97//               By:          //J. David Martin//
      ------------------------         -----------------------------------
                                       J. David Martin, Chief Executive Officer



Date:   //11-14-97//               By:          //Daniel B. Platt//
      ------------------------         -----------------------------------
                                       Daniel B. Platt, Chief Financial Officer