Form 10-K
period 1997-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 1998-03-20
CIK 805730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

/ / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1997      Commission file number  1-9524

                           BURNHAM PACIFIC PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             Maryland                                    33-0204162
  -------------------------------            ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

610 West Ash Street, San Diego, California               92101
------------------------------------------            ----------
(Address of principal executive offices)              (Zip Code)

                                  (619) 652-4700
                                  --------------
              Registrant's telephone number, including area code

         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
Title of Each Class                             On Which Registered
-------------------                             -------------------
Common Stock, $.01 Par Value                    New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                         None
                                         ----

-------------------------------------------------------------------------------
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES X  NO
                                                    ---   ---
-------------------------------------------------------------------------------
     Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K / /

-------------------------------------------------------------------------------
     At March 18, 1998 the aggregate market value of the Registrant's shares of common stock, $.01 par value, held by non-affiliates of the Registrant was
$ 332,893,400
-------------------------------------------------------------------------------
     There were 23,463,852 shares of common stock outstanding at March 18, 1998.

-------------------------------------------------------------------------------
     Part III and Item 5 incorporate certain provisions of the Registrant's Proxy Statement for its 1998 Annual Meeting to be filed subsequently.

FORWARD LOOKING STATEMENTS

     The information contained and incorporated by reference in this Form
10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the retail industry in general and in the Company's specific market areas, changes in prevailing interest rates and the availability of financing, inflation, economic conditions in general and in the Company's specific market areas, labor disturbances, demands placed on management by the recent substantial increase in the number of properties owned by the Company (the "Properties"), changes in the Company's acquisition plans and certain other factors described under "Risk Factors" in Item 1 below. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included or incorporated by reference in this Form 10-K do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," or "anticipates," or the negative thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions.

                                       PART I

ITEM 1.  BUSINESS

GENERAL

     Burnham Pacific Properties, Inc. (the "Company") is a fully-integrated real estate operating company which acquires, rehabilitates, develops and manages retail shopping centers on the West Coast. As of December 31, 1997, the Company owned interests in 61 retail shopping centers, 59 of which were fully operational, and two of which were in various stages of development. Fifty-four of the properties were located in California, six in Washington and 1 in New Mexico. At December 31, 1997, the Company also owned four office/industrial properties located in Southern California, which are considered non-strategic. Total Company owned-gross leasable area ("GLA") was approximately 8.5 million square feet.

     The Company was originally incorporated as a California corporation in 1986 and in 1987 became the successor to a publicly-traded real estate limited partnership which was organized in 1963. The Company reorganized as a Maryland corporation in May 1997. The Company has elected to qualify as a REIT for federal income tax purposes.

OPERATING PARTNERSHIP FORMATION

     The Company formed Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") under the Delaware Revised Uniform Limited Partnership Act in November 1997, and by year end had transferred to the Operating Partnership or subsidiaries of the Operating Partnership legal or beneficial ownership of substantially all of the real property and related personal property owned by the Company and its subsidiaries and of the beneficial interest owned by the Company and its subsidiaries in any partnership or limited liability company that owns a direct or indirect interest in real property and related personal property. The Company intends that the Operating Partnership (including subsidiaries of the Operating Partnership) will be the vehicle through which the Company will own its current assets, will make its future acquisitions and generally conduct its business. Effective January 1, 1998, the Operating Partnership has become the employer and paymaster of all of the Company's employees. The Company's operating partnership structure (frequently called an "UPREIT Structure") provides sellers the opportunity to contribute properties to the Company (through the Operating Partnership) on a tax-deferred basis in exchange for limited partner units of the Operating Partnership. The Company believes that its ability to offer tax-deferred transactions to sellers will enhance its attractiveness to local owners and developers. References in this report to the "Company" include the Operating Partnership and other consolidated subsidiaries unless the context otherwise requires.

1995-1996 RESTRUCTURING

     In October 1995, the Company appointed J. David Martin as its Chief Executive Officer and President and as a member of its Board of Directors. The Company simultaneously appointed Daniel B. Platt as its Chief Financial Officer and Chief Administrative Officer and James M. Kessler as Director of Development. Concurrently with these appointments, the Company acquired interests in certain retail development projects from Mr. Martin and certain affiliates ("The Martin Properties"). (For additional information regarding these projects, see "Properties - Development Properties" and "Real Estate - Development Properties" in Note 2 to the Financial Statements accompanying this report.)

     In November 1995, new management developed, and the Board of Directors approved, a business plan for repositioning the Company which was executed in late 1995 and in 1996. The focus of this plan was to position the Company for future growth. The principal features of the plan included those discussed below.

     The Company increased its financial flexibility by reducing its quarterly dividend, negotiating a new credit facility with increased borrowing capacity, negotiating a joint venture relationship with a major pension fund and developing a "DownReit" structure to pay for acquisitions with limited partnership units which are exchangeable for common stock.

     The Company concluded that it should focus exclusively on the acquisition, rehabilitation, development and management of market/drug and promotional retail centers and diversify its geographic focus throughout California. Consistent with the new retail orientation, the Company disposed of five of its non-strategic office and industrial properties in 1996 and used the proceeds to pay down borrowings under its previous lines of credit.

     The Company also increased its internal capabilities by internalizing the management of the majority of its portfolio, investing in new property management information systems, creating an acquisitions and dispositions group, internalizing the leasing of a significant portion of its portfolio, adding an experienced rehabilitations and development group and opening regional offices in Los Angeles and San Francisco.

      During 1996, the Company engaged in development activities with respect to two of the Martin Projects. It substantially completed construction of Phase I of Hilltop Plaza in Richmond, California and began construction on 1000 Van Ness, a multi-use project in downtown San Francisco. See "Properties - Development Properties."

1997 ACTIVITIES

     In 1997, the Company built on the same guiding principles that formed its October 1995 Business Plan while concentrating its efforts on the growth of its retail portfolio by acquiring 42 properties totaling 5.6 million square feet of Company-owned GLA for approximately $598.1 million. The acquisition activity was notable, particularly in the fourth quarter, with the acquisition of the six properties in the Pacific Northwest and the acquisition on December 31, 1997 of a portfolio of 20 California shopping centers (the "Golden State Properties") containing approximately 2.6 million square feet of Company-owned GLA. In addition, the Company sold its Pacific West Outlet Center which was considered to be non-strategic and sold 75% interests in Ladera Center and Margarita Plaza to California Urban Investment Partners, retaining a 25% interest in each center.

     The Company continued its geographic diversification by expanding into the Pacific Northwest through the opening of offices in Portland and Seattle. The Company also strengthened its management team with the addition of two senior executives with a combined total of 64 years experience in retail real estate, much of it working for the type of retail companies that are the Company's anchor tenants.

     The Company financed its acquisition activities through a variety of sources including the public issuance of common stock, the private issuance of preferred stock and Operating Partnership units, mortgage indebtedness, proceeds from the sale of non-strategic assets, the sale of interests in certain properties to third parties, and borrowings under credit facilities.

     The Company's development and rehabilitations group completed one rehabilitation project, substantially completed the construction and leasing of the 1000 Van Ness project, and obtained final approval from its Board of Directors for the commencement of construction of the retail portion of the Downtown Pleasant Hill project. See "Properties - Development Properties."

     Throughout 1997, the Company engaged in discussions concerning acquisitions and developments of retail properties that might be consistent with its business plan. Some of these discussions have resulted in an additional acquisition subsequent to year-end. See Note 18 - "Subsequent Events" to the accompanying Financial Statements. As a part of its ongoing business, the Company regularly engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussions of various of the Company's activities during the year.

Golden State Properties Acquisition

     Pursuant to the terms of the acquisition agreement (the "Contribution Agreement"), the then owners of the Golden State Properties (the "Golden State Contributors") contributed 20 shopping centers to the Operating Partnership in exchange for initial consideration of approximately $302.4 million. This initial consideration was comprised of approximately $50 million of Preferred Limited Partner Units ("Preferred Units") of the Operating Partnership and approximately $252.4 million in cash. The Company financed the cash portion of the purchase price through the privately negotiated sale of $70 million of Series 1997-A Convertible Preferred Stock ("Series A Preferred Stock") and the borrowing by a bankruptcy-remote subsidiary of the Operating Partnership of $150 million in first mortgage debt collateralized by 19 of the Golden State Properties and $32.4 million of additional borrowings under the Company's existing credit facility with Nomura Asset Capital Corporation. The mortgage debt bears interest at 6.76% annually (representing a spread of 95 basis points over the treasury bond rates of comparable maturities) and is fixed for the ten year term. The preferences and other economic terms of the Preferred Units are substantially identical to those of the Series A Preferred Stock. A description of certain terms of the Series A Preferred Stock, the Preferred units and the common units of the Operating Partnership (the "Common Units") is contained in Item 5 ("Market for Registrant's Common Equity and Related Stockholder Matters - Recent Issues of Unregistered Securities") of this report.

     In addition, the Golden State Contributors have the right to receive additional consideration of up to $41.6 million for additional income resulting from the lease-up of certain specified portions of the Golden State Properties and construction and lease-up of certain additional space. The additional consideration, if any, will be paid out over an eighteen-month period. The Golden State Contributors have the option of taking the additional consideration in Common Units with the number of such Common Units to be the amount of such additional value divided by the then fair market value (as determined at the respective times of payment) of the Common Stock, subject to certain conditions. The Golden State Contributors will have the option of having the Company or the Operating Partnership immediately redeem such Common Units for cash. Any leases for the unleased and unbuilt space must adhere to certain standards as to use, creditworthiness and lease terms, with the Contributors responsible for all leasing costs and the Company retaining certain approval rights.

EMPLOYEES

     At December 31, 1997, the Company had 72 employees.

PROPERTIES

     Market/Drug centers comprise approximately 65% of the Company's retail portfolio. The Company defines Market/Drug centers as those that serve a fairly localized trade area and that offer an assortment of goods and services, such as groceries and drugs, designed to meet the day-to-day needs of consumers. Management believes that such centers are less susceptible to economic downturns because purchases from supermarkets and drug stores tend to be less discretionary in nature, and further believes that supermarkets and drugstores are strong anchor tenants because of the regular, recurring nature of the shopping trips they generate. Because many supermarket and drug chains continue to adjust the average size of their stores, many of these centers also lend themselves to the Company's rehabilitation strategy.

     Promotional centers comprise approximately 31% of the Company's retail portfolio. The Company defines promotional centers as those centers with multiple retailers as anchor tenants. The Company defines promotional retailers as retailers which typically offer convenience, a broad selection and low pricing on a fairly discrete category of retail merchandise, and limited amounts of non-anchor space. Such retailers are sometimes referred to as "category killers." Management believes that promotional retailers provide a broad base of potential tenants for 15,000 to 45,000 square-foot stores, typical of the Company's Promotional Centers, thereby mitigating its releasing risk.

     In addition, the Company looks for Market/Drug and Promotional centers with an entertainment component (such as a multiscreen cinema), because the entertainment component typically brings additional traffic to the center during the evenings, extending the center's hours of operation.

     The Company believes the characteristic common to these three retail property types is the ability to attract tenants that can offer value-priced products and services to a broad base of consumers. The Company defines value pricing as a combination of price, quality, convenience and service.

RETAIL PROPERTIES - At December 31, 1997, the Company's operating retail properties consisted of 45 Market/Drug centers, 10 promotional centers, one entertainment center, two convenience centers and one factory outlet center. These Properties range in size from approximately 9,000 square feet to approximately 517,000 square feet, which contained in the aggregate approximately 7,861,700 million square feet of Company-owned GLA. The majority of these Properties are located in California, including 14 in the San Diego region, 15 in the Los Angeles region and 21 in the San Francisco/Sacramento region. In addition, six Properties are located in the Pacific Northwest and one Property in New Mexico. The Company also owns interests in two Market/Drug Centers in unconsolidated subsidiaries.

     Fifty-three of these operating retail Properties are owned by the Company (primarily through the Operating Partnership and subsidiaries) in fee, and 5 are held under long-term ground leases with expiration dates ranging from 2023 to 2089. In addition, the Company held a leasehold interest in a 44,300 square foot free-standing building. The Company leased these properties to approximately 1,148 different tenants and overall occupancy at year-end 1997 was approximately 91%. No single tenant accounted for as much as 10% of the Company's revenues for 1997.

OFFICE/INDUSTRIAL PROPERTIES - At December 31, 1997, the Company also owned four office properties located in Southern California, which are considered non-strategic. These Properties range in size from approximately 29,000 square feet to approximately 338,000 square feet and aggregated approximately 591,000 square feet of GLA. At December 31, 1997, all of the buildings were 100% leased.

DEVELOPMENT PROPERTIES - The Company also holds interests in two development properties as follows:

     1000 VAN NESS, SAN FRANCISCO. Redevelopment of the historic 1000 Van Ness building and adjacent new construction in downtown San Francisco. At completion, the 209,000 square foot mixed-use facility will contain a 131,500 square foot entertainment component anchored by AMC Theaters and owned by the Company, and a residential component owned by a residential developer. Total project cost after the sale of a portion of the building to the residential developer is estimated to be $53.5 million. Completion is scheduled for the third quarter of 1998.

     DOWNTOWN PLEASANT HILL, PLEASANT HILL. The Company has development rights to purchase various parcels of land and construct a market, promotional and entertainment anchored center containing approximately 360,000 square feet of GLA as part of the City of Pleasant Hill Downtown Pleasant Hill Redevelopment project. The Company estimates the total investment required to develop this project after the sale of various land parcels to other developers for residential development to be approximately $65 million. The Company began purchasing individual land parcels in late 1997 and anticipates that the project will be completed in late 1999.

     The following table sets forth the completed, operating properties owned by the Company at December 31, 1997.

                                                                    12/31/97
                                    Year   Percent   Company-        Percent    Principal Tenants
RETAIL PROPERTIES               Acquired     Owned  Owned GLA         Leased    (Lease Expiration Date)
-----------------               --------   -------  ---------       --------    -----------------------
SAN DIEGO REGION
Point Loma Plaza                    1989      100%    213,229          98.5%    Vons (12/31/08)
SAN DIEGO (POINT LOMA)                                                          Sport Chalet (11/21/07)
                                                                                Miller's Outpost (1/31/98)
                                                                                Family Fitness (5/31/04)

Mesa Shopping Center                1984      100%    142,532         100.0%    Lucky's (11/30/09)
SAN DIEGO (MIRA MESA)                                                           Thrifty Drugs (5/31/99)

Navajo Shopping Center              1983      100%    110,420          86.8%    Thrifty Drugs (12/31/16)
SAN DIEGO (LAKE MURRAY)             1993                                        Albertson's (8/12/22)
                                    1995

Menifee Town Center                 1997      100%     79,128          97.6%    Ralph's (3/31/07)
MENIFEE

Poway Plaza                         1988      100%     74,060          95.8%    Thrifty Drugs (5/31/07)
POWAY

Olympiad Plaza                      1997      100%     45,600         100.0%    Sav-On Drugs (9/30/00)
MISSION VIEJO

San Marcos Lucky Plaza              1997      100%     36,151          93.7%    Blockbuster Video (5/31/02)
SAN MARCOS

Silver Plaza                        1997      100%      8,545         100.0%    Video Stop (6/30/01)
SILVER CITY, NM

Wiegand Plaza II                    1986      100%    110,843          94.5%   AMC Theaters (12/31/02)
ENCINITAS                           1988                                       TJ Maxx (5/21/05)
                                    1990                                       Beverages & More (10/31/06)

K-Mart                              1993      100%     98,194         100.0%   K-Mart (8/31/06)
SAN YSIDRO

Independence Square                 1983      100%     92,684          97.4%   Ethan-Allen Interiors (11/30/14)
SAN DIEGO (KEARNEY MESA)                                                       Saddleback (11/30/05)

Santee Village Square               1985      100%     80,995          77.8%   AMC Theaters (12/31/98)
SANTEE

San Diego Factory Outlet            1992      100%    156,980          96.3%   Nike (5/31/04)
SAN YSIDRO                                                                     Levi's (1/31/01)
                                                                               Mikasa (12/27/98)

                                                                    12/31/97
                                    Year   Percent  Company-         Percent    Principal Tenants
RETAIL PROPERTIES               Acquired     Owned  Owned GLA         Leased    (Lease Expiration Date)
-----------------               --------   -------  ---------       --------    -----------------------
Ruffin Village                      1985      100%     44,594          88.2%    Carl's Jr. (10/23/99)
SAN DIEGO (KEARNEY MESA)                                                        Subway (3/31/04)

Plaza Rancho Carmel                 1988      100%     26,978         100.0%    Graziano's Pizza (9/30/00)
SAN DIEGO (CARMEL MTN RANCH)                           ------         ------    ABC Daycare (12/31/02)
SUBTOTAL - SAN DIEGO REGION                         1,320,933          95.3%


LOS ANGELES REGION
Westminster Center                  1997      100%    365,699          92.0%    Lucky (5/31/17)
WESTMINSTER                                                                     Thrifty Drugs (5/31/16)
                                                                                Home Depot (1/31/12)
                                                                                Edwards Theatres (2/28/12)

Mountaingate Plaza                  1997      100%    282,163          91.8%    Michael's (2/28/99)
SIMI VALLEY                                                                     Thrifty (5/31/04)
                                                                                Edwards Theatres (5/31/11)

Bell Gardens Marketplace            1997      100%    159,838          87.2%    Food 4 Less (8/1/15)
BELL GARDENS                                                                    Thrifty Drugs (5/31/10)

Santa Fe Springs                    1997      100%    163,630          89.6%    Ralphs (9/30/07)
SANTA FE SPRINGS

Crenshaw Imperial                   1997      100%    151,151          87.3%    Ralphs (4/30/06)
INGLEWOOD                                                                       Thrifty (5/31/09)

La Mancha Shopping Center           1988      100%    103,904          96.6%    Ralphs (4/30/99)
FULLERTON                                                                       Thrifty (5/31/99)

Buena Vista Marketplace             1997      100%     90,995          89.9%    Ralphs (7/31/05)
DUARTE

Ralph's Center                      1997      100%     66,700         100.0%    Ralphs (12/31/06)
REDONDO BEACH

Centerwood Plaza                    1997      100%     63,144          94.5%    32nd St Market (5/31/08)
BELLFLOWER                                                                      Basically A Buck (5/31/08)

Central Shopping Center             1997      100%     62,314          84.8%    Ralphs (8/31/02)
VENTURA

Ontario Village                     1997       99%     39,954          84.6%    One Price Clothing (7/31/99)
ONTARIO

West Lancaster Plaza                1997       99%     29,318          57.5%    Blockbuster Video (6/30/98)
LANCASTER

Plaza at Puente Hills               1993      100%    516,538          91.6%    IKEA (10/31/07)
CITY OF INDUSTRY                                                                Circuit City (1/31/08)
                                                                                AMC Theaters (11/30/07)
                                                                                Smart & Final (11/30/11)

                                                                    12/31/97
                                    Year   Percent   Company-        Percent    Principal Tenants
RETAIL PROPERTIES               Acquired     Owned  Owned GLA         Leased    (Lease Expiration Date)
-----------------               --------   -------  ---------       --------    -----------------------
Valley Central Shopping Center      1997    99%       480,092          97.0%    Wal-Mart (7/27/10)
LANCASTER                                                                       Staples (3/31/03)
                                                                                HomeBase (8/31/08)

Simi Valley Plaza                   1997   100%       209,747          97.5%    Edward's Theaters (6/30/19)
SIMI VALLEY                                           -------         ------    HomeBase (1/31/11)
SUBTOTAL - L.A. REGION                              2,785,187          92.2%


SAN FRANCISCO REGION
Prospector's Plaza                  1997   100%       219,112          93.8%    Lucky (11/30/06)
PLACERVILLE                                                                     Longs Drugs (2/28/07)
                                                                                K-Mart (10/31/06)

Santa Rosa Value Center             1997   100%       198,528          93.4%    Food 4 Less (8/31/05)
SANTA ROSA                                                                      Thrifty (5/31/09)
                                                                                HomeBase (2/29/80)

Fremont Gateway Plaza               1997   100%       195,092          93.2%    Raley's (12/31/20)
FREMONT                                                                         Family Fitness (7/31/13)

Gateway Center                      1997   100%       184,954          92.2%    FoodsCo (9/30/21)
MARIN CITY                                                                      Ross (1/31/07)

Southhampton Center                 1997   100%       162,390          90.5%    Raley's (11/30/13)
BENECIA

Silver Creek Plaza                  1997   100%       134,018          88.8%    Safeway (12/21/98)
SAN JOSE                                                                        Walgreens (12/31/11)

Auburn Village                      1997   100%       133,956          86.1%    Bel Aire Markets (1/2/15)
AUBURN

Summerhills Shopping Center         1997   100%       133,614          83.2%    Raley's (11/30/05)
SACRAMENTO

Shasta Crossroads                   1997   100%       121,376          88.0%    Food 4 Less (2/28/10)
REDDING

Creekside Shopping Center           1997   100%       116,215          83.0%    Raley's (11/30/13)
VACAVILLE

580 Marketplace                     1997   100%       101,153          96.1%    PW Foods (6/30/05)
CASTRO VALLEY                                                                   24 Hr. Nautilus (12/31/02)

Cameron Park                        1997    99%        97,434          73.8%    Safeway (11/30/00)
CAMERON PARK

Discovery Plaza                     1997   100%        93,398          94.5%    Bel Aire Market (3/31/14)
SACRAMENTO


                                                                    12/31/97
                                    Year   Percent   Company-        Percent    Principal Tenants
RETAIL PROPERTIES               Acquired     Owned  Owned GLA         Leased    (Lease Expiration Date)
-----------------               --------   -------  ---------       --------    -----------------------
Stanford Ranch                      1997      100%     89,875          84.2%    Bel Aire Market (7/23/15)
ROCKLIN

Sunset Center                       1997      100%     85,268          95.9%    Lucky (5/31/06)
SUISUN CITY                                                                     Thrifty Drug (5/31/05)

Hallmark Town Center                1997      100%     85,066          87.9%    Food 4 Less (8/6/06)
MADERA

Arcade Square                       1997      100%     76,701          86.6%    Raley's (4/1/98)
SACRAMENTO

Richmond Shopping Center            1995       98%     76,670          96.6%    FoodsCo (9/30/13)
RICHMOND                                                                        Walgreens (11/30/33)

Foothill Plaza                      1997      100%     52,315          86.0%    Payless Drugs (1/31/19)
LOS ALTOS

Fremont Hub                         1997      100%    489,778          78.1%    Safeway (10/31/04)
FREMONT                                                                         General Cinema (12/31/07)
                                                                                Ross (1/31/00)

Hilltop Plaza                       1996      100%    183,549          93.6%    Circuit City (1/31/17)
RICHMOND                                                                        Barnes & Noble (5/20/07)
                                                    ---------          -----
SUBTOTAL - S.F. REGION                              3,030,462          88.1%

PACIFIC NORTHWEST REGION
Chambers Creek                      1997      100%     58,179         100.0%    Albertsons (6/15/18)
TACOMA

Fairwood Square                     1997      100%     32,910          78.1%    Coldwell Banker (7/31/98)
RENTON

Ernst - Redmond                     1997      100%     44,324         100.0%    Linens N Things (6/30/16)
REDMOND

Puget Park                          1997      100%     40,988         100.0%    Pay-Star Cleaners (1/1/99)
SOUTH EVERETT                                                                   Craft Outlet (2/28/00)

Meridian Village                    1997      100%    196,825         100.0%    Home Depot (8/31/12)
BELLINGHAM                                                                      Circuit City (10/31/04)

Design Market                       1997      100%     88,487         100.0%   Schoenfeld Interiors
BELLEVUE                                              -------         ------   (9/30/99)
SUBTOTAL - PACIFIC N.W. REGION                        461,713          98.4%

TOTAL RETAIL PROPERTIES                             7,598,295          91.5%


                                                                    12/31/97
                                    Year   Percent   Company-        Percent    Principal Tenants
OFFICE PROPERTIES               Acquired     Owned  Owned GLA         Leased    (Lease Expiration Date)
-----------------               --------   -------  ---------       --------    -----------------------
Anacomp Building                    1992      100%    338,485         100.0%    Anacomp (12/31/07)
POWAY

Bergen Brunswig Building            1992      100%    175,000         100.0%    Bergen Brunswig Corp.
ORANGE                                                                          (3/31/00)

Scripps Ranch Buildings             1987      100%     49,284         100.0%    Edge Semiconductor
San Diego (Scripps Ranch)           1988                                        (3/31/04)

Marcoa Building                     1989      100%     28,600         100.0%    Marcoa Publishing Co.
SAN DIEGO (SORRENTO MESA)                             -------         ------    (9/30/99)
TOTAL OFFICE PROPERTIES                               591,369         100.0%

GRAND TOTAL (1)                                     8,189,664          92.1%


(1) Does not include two properties held through unconsolidated subsidiaries in which the Company holds 25% joint venture interests.

BANKRUPTCY REMOTE PROPERTIES

     Twenty-six of the Company's Properties (listed in the table below), having a net book value of approximately $466,033,000 at December 31, 1997, (collectively, the "Bankruptcy Remote Properties" and, each a "Bankruptcy Remote Property") are wholly-owned by various "Bankruptcy Remote Entities" which are indirect subsidiaries of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates or any other person or entity.
Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

Owner                                      Property
-----                                      --------
BPP/Valley Central, L.P.                   Valley Central Shopping Center, Lancaster, CA
BPP/Puente Hills, L.L.C.                   The Plaza at Puente Hills, Industry, CA
BPP/Crenshaw-Imperial, L.P.                Crenshaw-Imperial Shopping Center, Inglewood, CA
BPP/Mountaingate, L.P.                     Mountaingate Plaza, Simi Valley, CA
BPP/Simi Valley, L.P.                      Simi Valley Plaza, Simi Valley, CA
BPP/Northwest Acquisitions, L.L.C.         Design Market, Bellevue, WA
                                           Fairwood Square, Renton, WA
BPP/Golden  State  Acquisitions, L.L.C.    Creekside Shopping Center, Vacaville, CA
                                           Sunset Center, Suisun City, CA
                                           Discovery Plaza, Sacramento, CA
                                           Summer Hills Shopping Center, Sacramento, CA
                                           Arcade Square, Sacramento, CA
                                           Prospector's Plaza, Placerville, CA
                                           Santa Rosa Value Center, Santa Rosa, CA
                                           580 Marketplace, Castro Valley, CA
                                           Gateway Plaza, Fremont, CA
                                           Southhampton Shopping Center, Benicia, CA
                                           Silver Creek Plaza, San Jose, CA
                                           Shasta Crossroads, Redding, CA
                                           Centerwood Plaza, Bellflower, CA
                                           Ralphs Center, Redondo Beach, CA
                                           Westminster Center, Westminster, CA
                                           Buena Vista Shopping Center, Duarte, CA
                                           San Marcos Plaza, San Marcos, CA
                                           Hallmark Town Center, Madera, CA
                                           Menifee Town Center, Menifee, CA

LEASE EXPIRATIONS OF THE COMPANY'S PORTFOLIO

     The following table sets forth scheduled lease expirations for leases in effect as of December 31, 1997, for each of the next ten years for all of the Company's Properties. The tables assume that none of the tenants exercises renewal options or termination rights.

                        Total           Gross          Annualized Base Rent
                      Number of       Leasable
Leases                 Leases            Area                      Percent of
Expiring in:          Expiring        (sq. ft.)        Amount           Total
------------         ----------------------------------------------------------
1998                       246           598,476    $ 7,608,187         8.6%
1999                       197           575,584      8,110,469         9.2
2000                       198           722,027     11,732,276        13.3
2001                       171           487,906      7,235,138         8.2
2002                       188           531,348      8,041,294         9.1
2003                        64           186,938      2,530,313         2.9
2004                        46           358,751      3,295,489         3.7
2005                        33           339,614      3,369,298         3.8
2006                        25           453,095      3,624,466         4.1
2007                        37           942,915      8,809,295        10.0
After 2007                 124         2,350,410     23,993,317        27.2

INDEBTEDNESS

     The Company's total outstanding consolidated mortgage debt secured by interests in its properties (other than those properties secured under the Credit Facility) was $350,758,180 at December 31, 1997. The following table sets forth certain information regarding this debt.

--------------------------------------------------------------------------------------------------------------------------
                                               Principal
                                               Balance
                                               Outstanding                                  Interest            Annual
Property                                       12/31/97             Maturity Date             Rate              Payment
--------------------------------------------------------------------------------------------------------------------------
Golden State Prop. (19 properties) (1)        $150,000,000           January 2008 (3)          6.76%          $11,686,139
Plaza at Puente Hills (1)                       32,814,955             March 2004 (3)          7.98%            3,060,656
Valley Central Shopping Center (1)              25,181,265             March 2004 (3)          7.98%            2,348,661
Mountaingate Plaza (1)                          23,562,407             March 2006 (3)          8.05%            2,241,680
Gateway Center                                  16,947,459           October 2004 (3)          7.39%            1,492,976
Simi Valley Plaza (1)                           16,241,806              June 2026              8.98%            1,579,268
Point Loma Plaza                                15,343,655          December 1999 (3)          8.13%            1,772,896
Bergen Brunswig Building                         9,529,315           October 1999 (3)          8.38%              912,096
Mesa Shopping Center                             8,002,569           January 2002 (3)         10.00%              911,980
Wiegand Plaza                                    7,095,407           January 2002 (3)         10.00%              977,334
Richmond Shopping Center                         6,953,694           January 2005 (3)          9.50%              755,280
Design Market (1)                                6,600,000          December 2007 (3)          7.47%              552,152
Stanford Ranch                                   6,440,860         September 2005 (3)          7.88%              676,212
Olympiad                                         6,185,798           October 2007 (3)          7.49%              549,326
Crenshaw-Imperial Shopping Ctr. (1)              5,233,593              July 2020              8.80%              534,948
Ontario Village                                  3,643,633              July 1998 (3)          9.75%              411,461
San Diego Factory Outlet Center                  2,772,312         September 2006              8.67%              453,138
Puget Park                                       2,565,502              July 2007 (3)          8.38%              267,384
Fairwood Square (1)                              2,526,000          December 2007 (3)          7.47%              211,324
Chambers Creek                                   1,617,951          February 2017 (2)          8.75%              174,372
Mountaingate Plaza                               1,200,000           October 1999 (3)          0.00%                    -
Silver City                                        300,000         September 2001 (3)          4.28%                    -
                                              ------------                                                    -----------
Total                                         $350,758,181                                                    $31,569,283
                                              ------------                                                    -----------
                                              ------------                                                    -----------

__________________
(1)  "Bankruptcy Remote Property"
(2)  Adjusted annually at February 1.
(3)  Balloon payment at maturity.

     Additionally, at December 31, 1997, the Company had $105,887,700 and $74,981,500 outstanding under the secured and unsecured portions of its Credit Facility, respectively. The following properties secured the secured portion of the Credit Facility: San Diego Factory Outlet Center, Navajo Shopping Center, Santee Village Square, Poway Plaza, Meridian Village, Auburn Village, La Mancha Shopping Center, Independence Square, Santa Fe Springs, Central Shopping Center, Foothill Plaza and Fremont Hub. For a discussion concerning the Company's Credit Facility, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     In addition, the Company has a construction loan which matures in June 1998, which is secured by Hilltop Plaza. At December 31, 1997, $18,753,000 was outstanding under this loan at a rate of approximately 8.50%.

     For additional information concerning debt secured by the Company's Properties, reference is made to Notes 2, 3, 4 and 5 to the Consolidated Financial Statements.

SIGNIFICANT PROPERTIES

     Only one Property, The Plaza at Puente Hills, accounted for 10 percent or more of the Company's total revenues in 1997. No property accounted for 10 percent or more of the total assets of the Company at December 31, 1997.

     THE PLAZA AT PUENTE HILLS represented 6% of the Company's total assets at December 31, 1997 and 13% of the Company's total 1997 revenues. As of December 31, 1997, annual base rentals ranged from $7.80 to $31.08 per square foot. At December 31, 1997, one tenant, IKEA Furniture, occupied more than 10% of the rentable square footage (150,000 square feet) at a base rental as of December 31, 1997 of $2 million per annum, for a term ending in 2007, with four five-year renewal options. The 1997 property tax rate was 1.83% resulting in a tax of approximately $1,300,000 (including special assessments), substantially all of which was reimbursed by tenants under their leases. Management believes that the Property is adequately covered by insurance. During the period 1993 to 1997, this Property has experienced the following average rental per square foot and occupancy percentage:

                              Average Base Rental
          Year-End              Per Square Foot              Occupancy %
          --------              ---------------              -----------
            1993                     $12.40                       94%
            1994                      12.70                       93
            1995                      12.77                       92
            1996                      12.29                       92
            1997                      12.99                       92

     The following tabulation shows the expiration schedule of leases at the Plaza at Puente Hills as of December 31, 1997.

                                 Approximate
                 Total Number   Gross Leasable         Annualized Base Rent
Leases             of Leases         Area              --------------------
Expiring In        Expiring       Square Feet    (in Thousands)   Percent of Total
-----------      ------------   --------------   --------------   ----------------
1998                   11           28,707         $      464             8%
1999                    4           18,250                216             4
2000                   11           35,915                660            11
2001                    8           34,030                550             9
2002                    4           22,595                341             6
2003                    4           24,968                384             6
2004                    2            9,200                239             4
2005                    0                0                  0             0
2006                    0                0                  0             0
2007                    2          191,141              1,978            32
Thereafter              6          108,127              1,310            21

RISK FACTORS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act.
Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of a number of factors, including those listed below and elsewhere in this document. However, because the Company operates in a rapidly changing environment, there can be no assurance that the following factors include all material risks to the Company at any given time. See "Forward-Looking Statements" at the beginning of this report.

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

GEOGRAPHIC CONCENTRATION

     The Company's Properties are all located on the West Coast with substantial concentration in the State of California, and within such state primarily in the San Diego County, greater Los Angeles and San Francisco Bay areas. This concentration of Properties subjects the Company to the strengths or weaknesses of the California economy and the aforementioned local economies in a number of ways. The performance of the economy in each locality affects occupancy, market rental rates and expenses and, consequently, has an impact on the revenues from the Company's Properties and their underlying values. The financial results of major local employers may have an impact on the revenues and value of certain of the Properties. A downturn in the economy of California in general or of any of these local economies could adversely affect the Company's results of operations and ability to make distributions to its shareholders. In that regard, certain areas of California (particularly the greater Los Angeles area) have in the past been adversely affected by reductions in defense spending, and certain other areas of California (particularly the San Francisco Bay area) may be substantially influenced by conditions in the high technology industries. Additionally, certain areas in California have been and remain subject to various natural disasters, including earthquakes and floods.

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

ACQUISITION AND DEVELOPMENT ACTIVITIES

     The Company intends to acquire existing retail commercial properties to the extent that they can be acquired on acceptable terms and meet the Company's investment criteria, including the availability of suitable financing. Acquisitions of retail commercial properties entail general investment risks associated with any real estate investment, including the risk that investments will fail to perform as expected or that estimates of the cost of improvements to bring an acquired property up to standards established for the intended market position may prove inaccurate. The Company also faces the risk that its pre-acquisition investigation of the physical and legal attributes of properties that it acquires (e.g. concerning such matters as engineering and environmental condition, compliance with zoning and building codes, existence of easements, nature of tenancies, lease terms, creditworthiness of tenants) will not reveal matters that the Company would expect to be aware of with respect to properties that it has owned and operated for a significant period of time.

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

     The integration of a large number of acquisition and development properties into the systems and procedures of the Company presents a management challenge, and the failure to integrate such properties into the Company's operating structures could have a material adverse effect on the Company's results of operations and ability to make distributions to its shareholders.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts of its executive officers, J. David Martin, President and Chief Executive Officer of the Company, and Daniel B. Platt, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of the Company, and the loss of their services could have an adverse affect on the operations of the Company. The Company has an employment agreement with Mr. Martin, which is terminable by either party at will.

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

RISKS OF LEVERAGE

     Like many owners of real estate, the Company relies on borrowings to assist it in acquiring, developing and holding its properties. The Company currently has a line of credit facility (the "Credit Facility") that has secured and unsecured portions and also owns various Properties that are encumbered by deeds of trust or mortgages to various lenders. Neither the Charter nor the Bylaws of the Company limit the amount of indebtedness the Company may incur. Although financial covenants contained in the Credit Facility limit the amount of additional indebtedness the Company may incur, those covenants currently would permit the Company to incur substantial additional indebtedness. Currently, the maximum committed amount available under the Company's Credit Facility is $205 million. The Company has utilized the Credit Facility to finance certain recent acquisitions and may use the Credit Facility to fund the acquisition of additional properties and for other general corporate purposes. A portion of the Credit Facility is currently secured by certain Properties owned by the Company and the Credit Facility requires that the Company comply with a number of financial covenants. The Company is also obligated by other indebtedness secured by individual Properties. There can be no assurances that the Company will be able to meet its debt service obligations or to comply with the financial covenants in its debt instruments and, to the extent that it cannot, the lenders typically would be entitled to demand immediate repayment of the related indebtedness and to commence foreclosure proceedings against the property securing such indebtedness, thereby subjecting the Company to the risk of loss of some or all of its assets, including certain of its Properties. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if the Company is in need of capital to repay indebtedness in accordance with its terms or otherwise, it could be required to liquidate one or more investments in Properties at unfavorable prices. The Company will be subject to the risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, the risk of increases in interest rates on indebtedness (such as borrowings under the Credit Facility) which bears interest at floating rates, the risk that existing indebtedness cannot be refinanced or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. The Company's mortgage indebtedness (other than indebtedness under the Credit Facility) is generally nonrecourse to the Company. However, even with respect to nonrecourse mortgage indebtedness, the lenders may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misapplication of funds and environmental liabilities.

     A significant portion of the Company's mortgage debt is represented by mortgages or deeds of trust on properties ("Bankruptcy Remote Properties") for which title is held by separate subsidiaries of the Company ("Bankruptcy Remote Entities") whose sole purpose is to own and operate the specific Property or Properties and to make the borrowing secured by the specific mortgage or deed of trust. The mortgage notes secured by the Bankruptcy Remote Properties are typically purchased and sold by the lender as a part of what are commonly known as a Collateralized Mortgage Obligations ("CMO") or Collateralized Mortgage-Backed Securities ("CMBS") pool or program serviced by an independent servicing agent. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote entity.

INVESTMENTS IN JOINT VENTURES

     The Company has two investments with an institutional investor, California Urban Investment Partners ("CUIP"), represented by a 25% managing member interest (with CUIP owning the remaining 75% managing member interest) in two separate limited liability companies. Each of the properties involved, Ladera Center and Margarita Plaza, was originally purchased by the Company, with CUIP acquiring its interest in the property during 1997 by reimbursing the Company for 75% of its original investment.

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

INSURANCE COVERAGE LIMITATIONS

     The Company carries comprehensive general liability coverage and umbrella liability coverage on all of its Properties and with limits of liability which the Company deems adequate (subject to deductibles and subject to the limitations described below as insurance for losses caused by earthquake or flood) to insure against liability claims and provide for the cost of defense. Similarly, the Company is insured against the risk of direct physical damage in amounts the Company estimates to be adequate (subject to deductibles) to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild each Property, including loss of rental income during the reconstruction period. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Should any uninsured loss occur, the Company could lose its investment in, and anticipated revenues from, a Property, which could have a material adverse effect on the Company and its ability to make distributions to shareholders. Currently the Company also insures certain of its Properties for loss caused by earthquakes in the aggregate amount of $50 million (subject to deductibles) and one of its Properties for loss caused by flood. Because of the high cost of this type of insurance coverage and the wide fluctuations in price and availability, the Company has made the determination that the risk of loss due to earthquake and flood does not justify the cost to increase this coverage any further under current market conditions. However, there can be no assurance that the occurrence of an earthquake, flood or other natural disaster will not adversely affect the Company.

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

ITEM 2.  PROPERTIES

     The Properties of the Company owned at December 31, 1997 are described under Item 1 "Business" and in Notes 2 and 3 to the Consolidated Financial Statements. The Company has entered into leases with third party landlords for the office space that it occupies for its regional offices. Such leases are generally on commercially standard terms and do not involve any commitments which management believes are material to its operations or financial condition.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET DATA

     Common Stock of the Company is listed on the New York Stock Exchange under the symbol "BPP". The following table sets forth the high and low sale prices of the Common Stock, as reported by the New York Stock Exchange Composite Tape, and the per share dividends paid by the Company for each calendar quarter during 1997 and 1996.

                                                                 Dividends
     Quarter Ended                   High            Low            Paid
     -------------                   ----            ---            ----
     March 31, 1997                 $15.50         $12.75          $.25
     June 30, 1997                   13.88          11.75           .25
     September 30, 1997              14.81          13.50           .25
     December 31, 1997               15.56          12.75           .25

     March 31, 1996                  11.13           9.75           .25
     June 30, 1996                   11.88          10.25           .25
     September 30, 1996              13.00          11.00           .25
     December 31, 1996               15.00          11.88           .25

     At December 31, 1997, there were approximately 2,626 holders of record of the Company's Common Stock.

RECENT ISSUES OF UNREGISTERED SECURITIES

     The following unregistered securities were issued by the Company (or by the Operating Partnership) during the fourth quarter of the fiscal year ended December 31, 1997. No registration statement for any of such issuances was required in connection with the issuances, because the transactions did not involve a public offering and were exempt under Section 4(2) of the Securities Act. Each of the following transactions occurred as of December 31, 1997.

     (i) The Company issued 2,800,0000 shares of Series 1997-A Convertible Preferred Stock ("Series A Preferred Stock") at a cash price of $25 per share pursuant to the Stock Purchase Agreement dated as of December 5, 1997 ("Stock Purchase Agreement") among the Company, the Operating Partnership, Westbrook Burnham Holdings, L.L.C. and Westbrook Burnham Co-Holdings, L.L.C. (the latter two parties, collectively, the "Buyer"). The Series A Preferred Stock has a dividend yield of 8% and is convertible after a period of approximately one year into Common Stock at a conversion price per share initially equal to $15.375, which price represents 107% of the $14.375 base price per share of the Common Stock at the time that the principal terms of the Series A Preferred Stock were negotiated. The Company used the proceeds of the sale to finance, in part, $70,000,000 of the cash portion of the initial consideration paid for the Golden State Properties.

     (ii) The Operating Partnership issued an aggregate of 4,800,000 Series 1997-A Preferred Limited Partner Units ("Preferred Units"). 2,000,000 of such Preferred Units were issued at an agreed-upon price of $25 per Preferred Unit upon the contribution to the Operating Partnership of the Golden State Properties by investment funds affiliated with Blackacre Capital Group, L.P. and Highridge Partners (the "Contributors"), representing $50,000,000 of the initial consideration paid for the Golden State Properties. Each Preferred Unit has a distribution priority of 8% and each Preferred Unit issued to the Contributors is exchangeable after a specified period of time for a share of Series A Preferred Stock of the Company on a 1-for-1 basis. The distribution and liquidation preferences of the Preferred Units are substantially identical to the preferences of the Series A Preferred Stock. Concurrently, the Operating Partnership issued 2,800,000 Preferred Units to the Company, in order that distributions paid by the Operating Partnership with respect to its Preferred Units will provide the funds for the Company to pay distributions with respect to the Series A Preferred Stock.

     (iii) The Operating Partnership issued 574,483 common limited partner units ("Common Units") to Simi Valley, LLC upon the contribution by Simi Valley, LLC to the Operating Partnership of Simi Valley Plaza. The issuance of such Common Units, which after a period of time and subject to various conditions may be put to the Operating Partnership on a 1-for-1 basis for shares of Common Stock of the Company or the cash value of such shares (such consideration to be at the election of the Company), represented approximately $8.3 million of the acquisition price of Simi Valley Plaza.

     Incorporated herein by reference to the discussion under the indicated captions of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is a description of the "Series A Preferred Stock of the Corporation", "Common Units of the Operating Partnership", "Preferred Units of the Operating Partnership", and "Other Provisions" of the Golden State Contribution Agreement and of the Stock Purchase Agreement with the Buyer, which descriptions are qualified in their entirety by reference to the terms of the specific securities, of the Golden State Contribution Agreement and of the Stock Purchase Agreement filed as exhibits listed in Item 14 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read with Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7. (in thousands except per share amounts)

                                                  Year Ended December 31,
OPERATING STATEMENT DATA              1997       1996        1995        1994        1993
                                      ----       ----        ----        ----        ----
TOTAL REVENUES                     $ 68,174   $ 47,314    $ 48,669    $ 51,387    $ 41,179
                                   --------   --------    --------    --------    --------
                                   --------   --------    --------    --------    --------

Income (Loss) From Operations      $ 12,676   $  9,892    $(14,951)   $ 13,164    $  9,846
Gain on Sales of Real Estate          5,896      2,298       2,233          --          --
Distribution to Minority
 Interest Holders                       (45)       (35)         --          --          --
Income from unconsolidated
 subsidiaries                           223        --           --          --          --
                                   --------   --------    --------    --------    --------

Net Income (Loss) Before
 Extraordinary Item                $ 18,750   $ 12,155    $(12,718)   $ 13,164    $  9,846
Loss from Early
 Extinguishment of Debt                 (52)      (884)         --          --          --
                                   --------   --------    --------    --------    --------
NET INCOME (LOSS)                  $ 18,698   $ 11,271    $(12,718)   $ 13,164    $  9,846
                                   --------   --------    --------    --------    --------
                                   --------   --------    --------    --------    --------

Earnings Per Share (Basic):
Income (Loss) Before
 Extraordinary Item                $   0.88   $   0.71    $  (0.75)   $   0.84    $   0.77
Extraordinary Item                       --      (0.05)         --          --          --
                                   --------   --------    --------    --------    --------
Net Income (Loss)                  $   0.88   $   0.66    $  (0.75)   $   0.84    $   0.77
                                   --------   --------    --------    --------    --------
                                   --------   --------    --------    --------    --------

Earnings Per Share (Diluted):
Income (Loss) Before
 Extraordinary Item                $   0.87   $   0.71    $  (0.75)   $   0.84    $   0.77

Extraordinary Item                       --      (0.05)         --          --          --
                                   --------   --------    --------    --------    --------
Net Income (Loss)                  $   0.87   $   0.66    $  (0.75)   $   0.84    $   0.77
                                   --------   --------    --------    --------    --------
                                   --------   --------    --------    --------    --------

DIVIDENDS PAID                     $ 21,856   $ 17,113    $ 22,564    $ 22,723    $ 18,324
                                   --------   --------    --------    --------    --------
                                   --------   --------    --------    --------    --------

DIVIDENDS PAID PER SHARE           $   1.00   $   1.00    $   1.33    $   1.42    $   1.39
                                   --------   --------    --------    --------    --------
                                   --------   --------    --------    --------    --------

TAXABLE INCOME PER SHARE--
 ORDINARY                          $    .93   $     --    $    .59    $    .95    $    .88
                                   --------   --------    --------    --------    --------
                                   --------   --------    --------    --------    --------

TAXABLE INCOME PER SHARE--
 CAPITAL GAIN                      $     --   $     --    $    .17    $     --    $     --
                                   --------   --------    --------    --------    --------
                                   --------   --------    --------    --------    --------

BALANCE SHEET DATA
Total Assets                       $943,795   $356,195    $327,770    $358,022    $360,262
Total Indebtedness                 $550,380   $178,452    $142,806    $141,499    $162,607
Minority Interest                  $ 58,759   $    434    $    434          --          --
Preferred Stock                    $ 28,160
Total Stockholders' Equity         $284,804   $173,725    $179,160    $212,771    $193,089
Number of Common Shares
 Outstanding at Year End             23,449     17,096      17,082      16,905      14,987
Weighted Average Number of
 Shares-Basic                        21,335     17,084      17,016      15,732      12,768
Weighted Average Number of
 Shares-Diluted                      21,521     17,129      17,020      15,732      12,768

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Historical results set forth in the consolidated statements of income contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. References herein to the Company include Burnham Pacific Operating Partnership L.P. (the "Operating Partnership") and the other directly and indirectly owned subsidiaries of the Company unless the context otherwise requires. Effective in the fourth quarter of 1997, the Company formed the Operating Partnership and transferred the fee or beneficial interest in substantially all of its assets to the Operating Partnership or subsidiaries of the Operating Partnership, thereby becoming what is commonly referred to as an "UPREIT."

     The Company's strategic focus is the development, acquisition, rehabilitation, and operation of retail shopping centers on the West Coast. At December 31, 1997, the Company owned interests in 61 retail shopping centers, 59 of which were fully operational, and two of which were in various stages of development. Fifty-four of the properties are located in California, six in Washington, and one in New Mexico. As of December 31, 1997, the Company also owned four office/industrial properties located in Southern California, which are considered non-strategic.

     As part of its ongoing business, the Company regularly engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

RESULTS OF OPERATIONS

     COMPARISON OF 1997 TO 1996. NET INCOME increased $7,427,000 to $18,698,000 in 1997 from $11,271,000 in 1996. The increase in net income is primarily attributable to increased net operating income (total revenues less rental operating expenses and provision for bad debt) aggregating $15,157,000, resulting from new leasing and higher levels of expense reimbursement of core portfolio properties, the 42 shopping centers acquired or developed in 1997, an increase in income from unconsolidated subsidiaries of $223,000, and an increase in gain on sales of real estate of $3,598,000. The aforementioned increases to net income were partially offset by increases in depreciation and amortization, general and administrative expenses and interest expense of $4,025,000, $620,000, and $7,728,000, respectively.

     Total REVENUES increased $20,860,000 to $68,174,000 in 1997 from $47,314,000 in 1996. This increase is primarily attributable to the acquisition activity in 1997.

     RENTAL OPERATING EXPENSES increased $5,617,000 to $18,220,000 in 1997 from $12,603,000 in 1996. This increase is primarily attributable to the addition of new properties in 1997.

     THE PROVISION FOR BAD DEBT increased $86,000 to $496,000 in 1997 from $410,000 in 1996. This increase is primarily attributable to the increased number of tenants resulting from the 1997 acquisitions.

     INTEREST EXPENSE increased $7,728,000 to $18,472,000 in 1997 from $10,744,000 in 1996. The overall increase in interest expense is primarily related to the 1997 acquisitions. The debt outstanding (exclusive of $15,035,000 of fixed rate mortgage debt in unconsolidated subsidiaries) on December 31, 1997 and related weighted average interest rate was $550,380,000 and 7.56% respectively, compared to $178,452,000 and 8.0%, respectively on December 31, 1996. Interest capitalized in conjunction with development and expansion projects was $3,242,000 for 1997, as compared to $1,658,000 in 1996.

     DEPRECIATION AND AMORTIZATION EXPENSES increased $4,025,000 to $15,275,000 in 1997 from $11,250,000 in 1996. The increase is primarily attributable to the growth related to the shopping centers acquired in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES increased $620,000 to $3,035,000 in 1997 from $2,415,000 in 1996. The increase is attributable to the growth of the Company primarily related to the 1997 acquisitions and developments.

     In February 1997, the Company disposed of a portion of its Plaza Rancho Carmel Shopping Center for $735,000. On June 11, 1997, title to the Company's Village Station Shopping Center was conveyed to the holder of the $3,900,000 non-recourse mortgage secured by the property. No gain or loss resulted from either of these events.

     In December 1997, the Company disposed of its Pacific West Outlet Center for approximately $38,500,000, resulting in a gain of $5,896,000.

     COMPARISON OF 1996 TO 1995. In the fourth quarter of 1995, the Company announced that its Board of Directors had approved a plan to dispose of a portion of the Company's non-strategic properties and to redeploy the proceeds from disposition into retail properties. As a result of the decision to dispose of these properties, the Company took a one-time non-cash charge of $21,373,000 in 1995 to write those assets down to their fair market value. During 1996, all five of the written-down properties were sold, resulting in a net gain on sale of $2,298,000. In 1995, the Company took additional one-time charges of $1,047,000 to write down goodwill, outdated computer equipment and a discontinued investment in a real estate advisor, and $2,500,000 related to the implementation of the Company's new strategic plan. There were no additional charges taken in 1996 related to the implementation of the plan. The $2,500,000 charge included a non-cash reduction in revenues of $1,278,000, primarily as a result of a change in the formula used to estimate common area maintenance reimbursements and percentage rents; and $975,000 in one-time general and administrative expenses related to the transition to the new management team, studies by new management of various organizational and operating policies of the Company, and organizational and strategic changes resulting from those studies, including the internalization of property management and the installation of a new property management operating system.

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

     TOTAL REVENUES decreased $1,355,000 to $47,314,000 in 1996 from $48,669,000 in 1995. Excluding the one-time charges in 1995, the decrease was $2,633,000 from $49,947,000 in 1995 to $47,314,000 in 1996. This decrease is primarily attributable to the sales of the McDonnell Douglas Building and the Beverly Garland Hotel, and the renegotiation of the Anacomp lease.

     RENTAL OPERATING EXPENSE increased $536,000 to $12,603,000 in 1996 from $12,067,000 in 1995. This increase is primarily attributable to the addition of new properties, the expense associated with carrying the vacancy in the Anacomp Building, and the opening of offices in Los Angeles and San Francisco.

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

     DEPRECIATION AND AMORTIZATION EXPENSES decreased $1,867,000 to $11,250,000 in 1996 from $13,117,000 in 1995. This decrease reflects the elimination of depreciation and amortization charges on the properties sold in 1995 and 1996.

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

     In June 1996, the Company disposed of the McDonnell Douglas Building. Proceeds from the disposition totaled $9,301,000, resulting in a gain of $9,000. In July, 1996, the Company disposed of the Fireman's Fund and Highlands Plaza Buildings. Proceeds from the dispositions totaled $22,701,000, resulting in a gain of $291,000. In September, 1996, the Company disposed of its 11.85% interest in the building in which its corporate headquarters are located. Proceeds from the disposition totaled $1,939,000, resulting in a gain of $1,981,000. In October, 1996, the Company disposed of the Miramar Business Center. Proceeds from the disposition totaled $6,934,000, resulting in a gain of $17,000. Proceeds from these sales were used to reduce outstanding borrowings under the Company's lines of credit.

     In November 1996, the Company redeemed all of its outstanding 8-1/2% convertible debentures due 2002, which aggregated $25,700,000 in principal amount, incurring an extraordinary loss from the early extinguishment of debt of $884,000.

FUNDS FROM OPERATIONS

     The Company considers FUNDS FROM OPERATIONS (FFO) to be a relevant supplemental measure of the performance of an equity REIT since such measure does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. FFO means net income (loss) (computed in accordance with generally accepted accounting principles), before gains (or losses) from debt restructuring and sales of property, plus depreciation of
real property.   FFO does not represent cash generated from operating
activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In 1997, FFO increased $6,543,000 to $27,009,000 as compared to $20,466,000 in 1996. The increase was net of several effects, but was primarily attributable to the increase in revenues from core portfolio properties, acquisitions, and developments. In 1996, FFO increased $552,000 to $20,466,000 from $19,914,000 in 1995. If the one-time charges in
1995 were excluded, the Company would have reported a decrease in FFO in 1996 of $1,948,000. This decrease was net of several effects, but was primarily attributable to the expiration of the McDonnell Douglas lease and the subsequent sale of the building in June of 1996, the sale of the Beverly Garland Hotel in December of 1995, lower rents received on the Anacomp Building following the renegotiation of the Anacomp lease during the first quarter of 1996, and higher expenses related to the opening of regional offices in Los Angeles and San Francisco. FFO as presented here may not be comparable to similarly titled measures used by other companies.

     The Company's calculation of FFO is as follows (in thousands):

                                                    1997     1996       1995
                                                    ----     ----       ----
Net Income (Loss)                                 $18,698   $11,271   $(12,718)
Adjustments:
    Gain on Sales of Real Estate                   (5,896)   (2,298)    (2,233)
    Impairments/Writedowns of Assets                                    22,420
    Depreciation of Real Estate and Tenant
     Improvements                                  13,586     9,841     11,980
    Amortization of Leasing Costs                     569       768        465
    Early Extinguishment of Debt                       52       884          -
                                                  -------   -------   --------
Funds From Operations                             $27,009   $20,466   $ 19,914
                                                  -------   -------   --------
                                                  -------   -------   --------

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all payments on notes payable, recurring tenant improvements, and dividend payments in accordance with REIT requirements through the end of 1998. However, the Company will require additional sources of capital to finance the acquisition and development of additional properties. Sources of this additional capital may include cash on hand, borrowings under credit facilities and mortgage indebtedness, proceeds from sales of non-strategic assets, the sale of interests in certain properties to third parties, the issuance of Operating Partnership Units to sellers of properties and, to the extent market conditions permit, the issuance of debt or equity securities. However, there can be no assurances that capital necessary to finance future acquisitions and developments will be available on acceptable terms or at all. Cash flow from operating activities for 1997 increased to $26,835,000 as compared to $17,521,000 in 1996. The increase is primarily attributable to the acquisitions and developments completed in 1997 and 1996 and new leasing of the core portfolio properties.

     The Company satisfied its REIT requirement under the Internal Revenue Code of 1986 of distributing at least 95% of ordinary taxable income with distributions to shareholders of $21,856,000 in 1997. Accordingly, Federal income taxes were not incurred at the corporate level.

ACQUISITIONS AND DEVELOPMENTS

     During 1997, the Company acquired interests in 42 shopping centers aggregating 5.6 million square feet of Company-owned GLA (gross leasable area) at an aggregate initial purchase price of approximately $598,100,000. Twenty of these properties (the "Golden State Properties") aggregating approximately 2.6 million square feet were acquired as a portfolio on December 31, 1997. The initial purchase price was $302,400,000 which was funded through $150,000,000 of secured indebtedness, $50,000,000 of Preferred Limited Partner Units of the Operating Partnership, $70,000,000 of Preferred Stock of the Company, and $32,400,000 of cash drawn principally from the Company's credit facility. The Company is obligated to pay up to $41,600,000 of additional consideration for additional value resulting from the lease-up of certain specified portions of the Golden State Properties and construction and lease-up of certain additional space. The additional consideration, if any, will be based upon incremental income and will be determined monthly until $11,600,000 has been paid and thereafter as of December 31, 1998 and June 30, 1999.

     During 1997, the Company completed the first phase of a shopping center development in Richmond, California, totaling 183,500 square feet, at an aggregate cost of approximately $28,684,000. Construction also commenced on the development of a 131,500 square foot entertainment complex in San Francisco, California with a projected net cost of approximately $54,100,000. Completion is scheduled for mid-1998.

     In December 1996, the Company purchased a 76,744 square foot shopping center in Huntington Park, California, for a purchase price of approximately $9,568,000. In February 1997, the Company entered into a joint venture agreement with California Urban Investment Partners, L.P. ("CUIP"), an investment entity of CalPers, wherein the Company contributed this property to an entity in which CUIP purchased a 75% interest in the venture and reimbursed the Company for 75% of its acquisition cost. The Company retained a 25% interest in the venture and continues to manage the property pursuant to a management agreement.

     In July 1996, the Company entered into a joint venture agreement with CUIP into which the Company made an initial contribution of approximately $20,125,000 to fund the acquisition of a 184,684 square foot shopping center in Los Angeles, California. On August 1, 1997, CUIP funded its 75% interest in the venture which was in turn distributed to the Company. In addition to owning a 25% interest in the joint venture, the Company continues to manage the property pursuant to a management agreement.

FINANCING ACTIVITIES

     The above acquisitions and developments were financed through cash provided from operating activities, revolving credit facilities, new mortgages, mortgages assumed, construction loans, issuance of Operating Partnership units, and issuance of Preferred and Common Stock of the Company. Total debt outstanding at December 31, 1997 was $550,380,000 compared to $178,452,000 at December 31, 1996. In 1997, the Company increased total debt by $371,928,000 primarily to fund acquisitions and developments.

     During the third quarter of 1997, the Company obtained an increase in the borrowing capacity under its revolving credit facility from $135,000,000 to $205,000,000 of which $135,000,000 is to be secured by various mortgages and $70,000,000 is unsecured. At December 31, 1997, borrowings of approximately $180,869,000 were outstanding of which $105,888,000 and $74,981,000 (with the lender's consent) were outstanding under the secured and unsecured portions, respectively. The Company also negotiated a reduction of 25 basis points in the current interest rate to LIBOR plus 1.40% and LIBOR plus 1.50% on the secured and unsecured portions, respectively. In connection with the Company's transfer of substantially all of its assets to the Operating Partnership in December 1997, the Operating Partnership became the principal obligor under the credit facility which is now guaranteed by the Company. The credit facility is scheduled to mature in November 1998, with a one year extension option available.

     At December 31, 1997, the Company had $18,753,000 outstanding under a construction loan agreement with Comerica Bank, secured by one of the Company's development properties. Borrowings under this loan bear interest at the Bank's Eurodollar base rate plus 2.00% or at its Prime rate. The loan is scheduled to mature in June 1998.

     In May 1997, the Company issued 6,325,000 shares of Common Stock and received net proceeds of approximately $73,175,000 which it used to retire debt.

     On December 31, 1997, the Company issued 2,800,000 shares of Series 1997-A Convertible Preferred Stock to affiliates of Westbrook Real Estate Partnership II, L.P., and Westbrook Real Estate Co-Investment Partnership II, L.P. and received $70,000,000 of proceeds. The Company used the proceeds to finance, in part, the acquisition of the Golden State Properties portfolio. The Series A Preferred Stock has a cumulative dividend yield of 8% and is convertible into Common Stock in 25% increments between the first and second anniversaries of the date of issuance at a conversion price per share initially equal to $15.375, subject to anti-dilution adjustments. At the same time, the Company issued 2,000,000 Series 1997-A Preferred Limited Partner Units (the "Preferred Units") of the Operating Partnership to Blackacre Capital Group, L.P. and Highridge Partners representing $50,000,000 of the initial consideration for the acquisition of the Golden State Properties portfolio. The Preferred Units were issued on terms comparable to the Company's Series A Preferred Stock and, after the passage of time and the satisfaction of other conditions, are exchangeable on a 1-for-1 basis for shares of Series A Preferred Stock. Although the acquisition of the Golden State Properties portfolio and the issuance of the Series A Preferred Stock and the Preferred Units (collectively "Preferred Securities") did not require approval by the Company's stockholders, the issuance upon the exchange or conversion of Preferred Securities of a number of shares of Common Stock equal to or exceeding 20% of the number of shares of Common Stock outstanding at the time of the acquisition does require such approval pursuant to NYSE regulations. Accordingly, if the Company's stockholders do not approve the issuance of such greater amount of Common Stock at a meeting to be held not later than June 30, 1998, the Company will be required to redeem for cash by that date an aggregate of approximately 2,000,000 shares of Series A Preferred Stock and Preferred Units together having an aggregate stated value of approximately $50,000,000.

     Portions of the consideration for six other shopping centers acquired during 1997 consisted of an aggregate of 576,100 Common Units of the Operating Partnership (or of other limited partnership subsidiaries of the Operating Partnership). Subject to the passage of time and the satisfaction of other conditions, each such Common Unit is exchangeable on a 1-for-1 basis for a share of Common Stock of the Company.

     At December 31, 1997, the Company's capitalization consisted of $550,380,000 of debt (excluding the Company's proportionate share of joint venture mortgage debt which is approximately 25% of $15,035,000), $120,000,000 of Preferred Stock and Preferred Operating Partnership units, and $368,569,000 of market equity (market equity is defined as outstanding shares of Common Stock of the Company and Common Units of the Operating Partnership, held by partners of the Operating Partnership other than the Company, multiplied by the closing price of the shares of Common Stock on the New York Stock Exchange at December 31, 1997 of $15.3125) resulting in a debt to total market capitalization ratio of .53 to 1.0 compared to the ratios of
 .41 to 1.0 and .46 to 1.0 at December 31, 1996 and 1995, respectively. At December 31, 1997, the Company's total debt consisted of $349,140,000 of fixed rate debt, and $201,240,000 of variable rate debt.

     It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings and private placements of debt and equity securities. At December 31, 1997, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $321,728,000 registered and unissued debt and equity securities.

YEAR 2000 ISSUES

     In the operation of its business the Company uses commercial computer software primarily purchased from or provided by independent software vendors. After an analysis of the Company's exposure to the impact of "year 2000 issues" (i.e. issues that may arise resulting from computer programs that use only the last two, rather than all four, digits of the year), management has determined that such commercial software is already substantially year 2000 compliant, and that completion of year 2000 compliance should not have a material impact on the Company's business, operations or financial condition. Management is not in a position to evaluate the extent (if any) to which any year 2000 issues that may affect the economy generally, or any tenants, suppliers or others with whom the Company does business, in particular would also be likely to affect the Company.

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

CERTAIN CAUTIONARY STATEMENTS

     Certain statements in this Annual Report on Form 10-K may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the competitive environment in the retail industry, national and local economic conditions, changes in prevailing interest rates and in the availability of financing, the illiquidity of real estate investment in general, bankruptcy and financial condition of tenants, and environmental risks. Reference is made to RISK FACTORS contained elsewhere in this Annual Report on Form 10-K for a further discussion of these and other factors that might cause actual results to differ materially from those set forth in the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK


Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Burnham Pacific Properties, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burnham Pacific Properties, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

//Deloitte & Touche LLP//
San Diego, California

February 12, 1998

                          BURNHAM PACIFIC PROPERTIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996
                        (in thousands, except share amounts)

                                                           1997          1996
                                                         --------      --------
 ASSETS
 Real Estate                                             $964,755      $389,634
 Less Accumulated Depreciation                            (55,823)      (48,978)
                                                         --------      --------
 Real Estate-Net                                          908,932       340,656
 Cash and Cash Equivalents                                  6,841         4,095
 Restricted Cash                                            5,242
 Receivables-Net                                            7,456         4,860
 Investment in Unconsolidated Subsidiaries                  3,683
 Other Assets                                              11,641         6,584
                                                         --------      --------
   Total                                                 $943,795      $356,195
                                                         --------      --------
                                                         --------      --------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
 Accounts Payable and Other Liabilities                   $19,296      $  2,655
 Tenant Security Deposits                                   2,396           929
 Notes Payable                                            369,511       105,552
 Line of Credit Advances                                  180,869        72,900
                                                         --------      --------
 Total Liabilities                                        572,072       182,036
                                                         --------      --------
 Commitments and Contingencies

 Minority Interest                                         58,759           434
                                                         --------      --------
 Preferred Stock                                           28,160
                                                         --------
 Stockholders' Equity:
 Preferred Stock, Par Value $.01/share, 5,000,000
 Shares Authorized, 4,800,000 Shares Designated as
 Series 1997-A Convertible Preferred, 2,800,000
 Shares Outstanding at December 31, 1997; and No
 Par Value, 5,000,000 Shares Authorized, No
 Shares Issued or Outstanding at December 31, 1996             17

 Common Stock, Par Value $.01/share, 95,000,000
 Shares Authorized, 23,448,852 Shares Outstanding
 at December 31, 1997; and No Par Value, 40,000,000
 Shares Authorized, 17,096,452 Shares Outstanding
 at December 31, 1996                                         234       262,340

 Paid in Capital in Excess of Par                         376,326

 Dividends Paid in Excess of Net Income                   (91,773)      (88,615)
                                                         --------      --------
    Total Stockholders' Equity                            284,804       173,725
                                                         --------      --------
 Total                                                   $943,795      $356,195
                                                         --------      --------
                                                         --------      --------

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (in thousands, except share and per share amounts)

                                              1997         1996          1995
                                            -------     --------      --------
REVENUES
Rents                                       $67,413     $ 46,864      $ 48,188
Interest                                        761          450           481
                                            -------     --------      --------
Total Revenues                               68,174       47,314        48,669
                                            -------     --------      --------
COSTS AND EXPENSES

Interest                                     18,472       10,744        11,960
Rental Operating                             18,220       12,603        12,067
Provision for Bad Debt                          496          410           972
General and Administrative                    3,035        2,415         3,084
Depreciation and Amortization                15,275       11,250        13,117
Impairments/Writedowns of Assets                                        22,420
                                            -------     --------      --------
Total Costs and Expenses                     55,498       37,422        63,620
                                            -------     --------      --------
Income (Loss) from Operations Before
 Gain on Sales of Real Estate,
 Distribution to Minority Interest
 Holders, Income from Unconsolidated
 Subsidiaries and Extraordinary Item         12,676        9,892       (14,951)
Gain on Sales of Real Estate                  5,896        2,298         2,233
Distribution to Minority Interest
  Holders                                       (45)         (35)
Income from Unconsolidated Subsidiaries         223
                                            -------     --------      --------
Income (Loss) Before Extraordinary Item      18,750       12,155       (12,718)
Extraordinary Loss From Early
  Extinguishment of Debt                        (52)        (884)
                                            -------     --------      --------
Net Income (Loss)                           $18,698     $ 11,271      $(12,718)
                                            -------     --------      --------
Earnings Per Common Share (Basic):
Income (Loss) Before Extraordinary Item     $  0.88     $   0.71      $  (0.75)
Extraordinary Item                                         (0.05)
                                            -------     --------      --------
Net Income (Loss)                           $  0.88     $   0.66      $  (0.75)
                                            -------     --------      --------
                                            -------     --------      --------
Earnings Per Common Share (Diluted):
Income (Loss) Before Extraordinary Item      $ 0.87     $   0.71      $  (0.75)
Extraordinary Item                                         (0.05)
                                            -------     --------      --------
Net Income (Loss)                            $ 0.87     $   0.66       $ (0.75)
                                            -------     --------      --------
                                            -------     --------      --------

See the Accompanying Notes

                          BURNHAM PACIFIC PROPERTIES, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended December 31, 1997, 1996 and 1995
                        (in thousands, except share amounts)

                                                                       Series      Paid in    Notes
                                                                       1997-A      Capital    Receivable    Dividends
                                                                    Convertible    in         Directors'    Paid in
                                             Common Stock            Preferred     Excess     Stock         Excess of
                                        Shares         Amount          Stock       of Par     Purchase      Net Income     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995              16,905,276      $ 260,262                                             $(47,491)     $212,771

Issuance of Common Stock:
 Dividend Reinvestment                   222,894          2,546                                                              2,546
Open Market Repurchase of
 Common Stock                            (94,500)        (1,279)                                                            (1,279)
Directors' Stock Purchase                 48,000            601                                $ (197)                         404
Net Loss                                                                                                     (12,718)      (12,718)
Dividends Paid                                                                                               (22,564)      (22,564)
                                      ----------       --------                                -------      --------      --------
Balance, December 31, 1995            17,081,670        262,130                                  (197)       (82,773)      179,160

Directors' Fees                           15,000            210                                                                210
Dividend Reinvestment --
 Fractional Shares Retired                  (218)
Payment of Notes Receivable -
 Stock Purchase Plan                                                                              197                          197
Net Income                                                                                                    11,271        11,271
Dividends Paid                                                                                               (17,113)      (17,113)
                                      ----------       --------                                -------      --------      --------
Balance, December 31, 1996            17,096,452        262,340                                     0        (88,615)      173,725

Issuance of Common Stock:
  Public Offering                      6,325,000         73,125                                                             73,125
  Directors' Fees                         23,400             76                         252                                    328
  Exercised Options                        4,000                                         50                                     50
Change in Common Stock
 Par Value                                             (335,307)                    335,307
Issuance of 2,800,000
 Shares, Series 1997-A
 Convertible Preferred Stock                                               17        40,717                                 40,734
Net Income                                                                                                    18,698        18,698
Dividends Paid                                                                                               (21,856)      (21,856)
                                      ----------       --------        ------      --------    -------      --------      --------
Balance, December 31, 1997            23,448,852      $     234        $   17      $376,326    $   -0-      $(91,773)     $284,804
                                      ----------       --------        ------      --------    -------      --------      --------
                                      ----------       --------        ------      --------    -------      --------      --------

See the Accompanying Notes

                          BURNHAM PACIFIC PROPERTIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (in thousands)

                                                                      1997             1996             1995
                                                                   ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                  $  18,698        $  11,271        $ (12,718)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided by Operating Activities:
 Depreciation and Amortization                                        15,275           11,250           13,117
 Gain on Sales of Real Estate                                         (5,896)          (2,298)          (2,233)
 Extraordinary Loss from Early Extinguishment of Debt                     52              884
 Provision for Bad Debt                                                  496              410              972
 Compensation Expense-Directors' Fees                                    328              210
 Impairments/Writedowns of Assets                                                                       22,420
Changes in Other Assets and Liabilities:
  Receivables and Other Assets                                        (9,430)          (2,300)             902
  Accounts Payable and Other Liabilities                               5,845           (1,667)           1,581
  Tenant Security Deposits                                             1,467             (239)              37
                                                                   ---------        ---------        ---------
Net Cash Provided by Operating Activities                             26,835           17,521           24,078
                                                                   ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for Acquisitions of Real Estate and
 Capital Improvements                                               (451,887)         (75,111)         (10,380)
Proceeds from Sales of Real Estate                                    65,496           40,875           12,619
Principal Payments on Notes Receivable                                    43              837              280
                                                                   ---------        ---------        ---------
Net Cash (Used) Provided by Investing Activities                    (386,348)         (33,399)           2,519
                                                                   ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings Under Line of Credit Agreements                           254,320          128,918           27,025
Repayments Under Line of Credit Agreements                          (146,351)         (80,951)         (28,092)
Principal Payments of Notes Payable                                  (37,540)          (1,896)          (4,758)
Proceeds From Issuance of Notes Payable                              245,753           15,275
Restricted Cash                                                       (5,242)
Dividends Paid                                                       (21,856)         (17,113)         (22,564)
Dividend Reinvestment                                                                                    2,546
Issuance of Stock, Net                                                73,175
Redemption of Convertible Debentures                                                  (26,000)
Open Market Repurchase of Stock                                                                         (1,279)
Repayments on Notes Receivable-
  Directors' Stock Purchase                                                               197              404
                                                                   ---------        ---------        ---------
Net Cash Provided (Used) by Financing Activities                     362,259           18,430          (26,718)
                                                                   ---------        ---------        ---------

Net Increase (Decrease) in Cash and Cash Equivalents                   2,746            2,552             (121)
Cash and Cash Equivalents at Beginning of Year                         4,095            1,543            1,664
                                                                   ---------        ---------        ---------
Cash and Cash Equivalents at End of Year                           $   6,841        $   4,095        $   1,543
                                                                   ---------        ---------        ---------
                                                                   ---------        ---------        ---------

                                                                                                   (Continued)

                         BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  (in thousands)
                                   (continued)

                                                                      1997             1996             1995
                                                                   ---------        ---------        ---------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid During the Year for Interest,
 net of capitalized amounts                                        $  17,803        $  11,390        $  11,929
                                                                   ---------        ---------        ---------
                                                                   ---------        ---------        ---------
SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Notes Payable and Obligations Assumed                                $61,008                         $   7,132
Operating Partnership Units Issued
 in Connection with Real Estate Acquisitions                          58,325                               434
Proceeds from Notes Payable                                          176,900
Cash Paid for Real Estate                                            104,533
Issuance of Convertible Preferred Stock                               70,000
Other                                                                  3,107                             1,838
                                                                   ---------        ---------        ---------

Fair Value of Real Estate Acquired                                 $ 473,873        $     -0-        $   9,404
                                                                   ---------        ---------        ---------
                                                                   ---------        ---------        ---------

Notes Receivable-Directors' Stock Purchase                         $     -0-        $     -0-        $     601
                                                                   ---------        ---------        ---------
                                                                   ---------        ---------        ---------

                                                                                                   (Concluded)

See the Accompanying Notes

                          BURNHAM PACIFIC PROPERTIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997, 1996 and 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Burnham Pacific Properties, Inc. (the "Company") is a fully integrated, self-managed real estate company which acquires, rehabilitates, develops and manages retail properties on the West Coast. On November 14, 1997, the Company formed Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") under the Delaware Revised Uniform Limited Partnership Act, and subsequently transferred to the Operating Partnership legal or beneficial ownership of substantially all of the real property and related personal property owned by the Company and its subsidiaries and of the beneficial interest owned by the Company and its subsidiaries in any partnership or limited liability company that owns a direct or indirect interest in real property and related personal property. The Operating Partnership is the vehicle through which the Company will own its current assets, will make its future acquisitions, and generally conduct its business.

     As of December 31, 1997, the Company owns an approximately 84% economic interest in the Operating Partnership and is its sole general partner.

     The Company, primarily through the Operating Partnership and subsidiaries of the Operating Partnership, owns interests in 59 retail operating properties located in California, Washington and New Mexico as of December 31, 1997. The Company also owns interests in two retail projects in various stages of development, as well as four industrial and office properties located in Southern California. The Company has elected to qualify as a real estate investment trust ("REIT") for Federal income tax purposes.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership and subsidiaries of the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

     The 16% limited partner interest in the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Straight-Line Rent

     As of December 31, 1997 and 1996, approximately $2,463,000 and $1,793,000, respectively, of straight-line rent is included in Other Assets.

Income Taxes

     Income taxes have not been provided as the Company believes that it has met all requirements in 1997, 1996 and 1995 to qualify as a REIT under Internal Revenue Code Sections 856-860 including the distribution of at least 95% of ordinary taxable income to stockholders. Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, depreciation, rental revenue, and sales of assets. The reported amounts of the Company's net assets at December 31, 1997 was greater than their tax basis for Federal purposes by approximately $32,143,000.

Net Income (Loss) Per Share

     Net income (loss) per share is calculated using the weighted average number of shares outstanding during each year. In February of 1997, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" and "Diluted EPS" on the face of the income statement.

     In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS does reflect the potential dilution created by stock equivalents as if such equivalents were converted into common stock and is calculated in substantially the same manner as fully Diluted EPS illustrated in APB Opinion Number 15, "Earnings Per Share."

     The following tables are the reconciliations from the basic to the diluted EPS computations for "net income (loss) before extraordinary item" for 1997, 1996 and 1995 (dollars except per share amounts in thousands):

                                               For the Year Ended 12/31/97
                                         -------------------------------------
                                           Income        Shares      Per-Share
BASIC EPS                                (Numerator)  (Denominator)     Amount
                                         -----------  -------------  ---------
Net Income Before Extraordinary Item         $18,750    21,334,794      $0.88
                                                                        -----
                                                                        -----
Effect of Dilutive Securities:

Operating Partnership Units                       45        55,044
Convertible Preferred Stock                       15        12,474
Stock Options                                              118,944

DILUTED EPS
                                             -------    ----------
Net Income Before Extraordinary Item,
  after assumed conversion of common
  share equivalents                          $18,810    21,521,256      $0.87
                                             -------    ----------      -----
                                             -------    ----------      -----

     Options to purchase 230,877 shares at price ranges of $15.20 to $18.88 per share were outstanding as of December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common stock of the Company.

     Subsequent to December 31, 1997, the Company's Board of Directors granted options for 669,500 shares at exercise prices of $12.50 to $14.50 per share (See Note 18).

                                              For the Year Ended 12/31/96
                                         -------------------------------------
                                             Income        Shares    Per-Share
BASIC EPS                                (Numerator)  (Denominator)   Amount
                                         -----------  -------------  ---------
Net Income Before Extraordinary Item         $12,155    17,084,498      $0.71
                                                                        -----
                                                                        -----
Effect of Dilutive Securities:

Operating Partnership Units                       35        41,878
Stock Options                                                2,214

DILUTED EPS
                                             -------    ----------
Net Income Before Extraordinary Item,
 after assumed conversion of common
 share equivalents                           $12,190    17,128,590      $0.71
                                             -------    ----------      -----
                                             -------    ----------      -----

                                               For the Year Ended 12/31/95
                                         -------------------------------------
                                             Loss         Shares     Per-Share
BASIC EPS                                (Numerator)  (Denominator)    Amount
                                         -----------  -------------  ---------
Net Loss Before Extraordinary Item         ($12,718)    17,016,354     ($0.75)
                                                                       -------
                                                                       -------

Effect of Dilutive Securities:

Operating Partnership Units                                  3,442

DILUTED EPS
                                           ---------    ----------
Net Loss Before Extraordinary Item,
 After assumed Conversion of common
 Share equivalents                         ($12,718)    17,019,796     ($0.75)
                                           ---------    ----------     -------
                                           ---------    ----------     -------

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of less than 90 days.

Restricted Cash

     Restricted cash is required to be held in escrow accounts as specified by the terms of certain of the Company's Notes Payable at December 31, 1997. The restricted cash is to be used to pay for insurance, taxes and capital expenditures pertaining to the related real estate that collateralize the notes payable.

Financial Instruments

     The carrying values reflected in the consolidated balance sheets at December 31, 1997 and 1996 reasonably approximate the fair values for cash and cash equivalents, receivables, accounts payable, and line of credit advances. In making such assessment, the Company has utilized discounted cash flow analyses, estimates, and quoted market prices as appropriate. At December 31, 1997, the Company estimated that the fair value of notes payable was lower than their carrying value by approximately $9,736,000 and at December 31, 1996 the Company estimated that the fair value of notes payable was higher than their carrying value by approximately $2,100,000.

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

Redeemable Securities

     Because the Company has a contingent obligation (see Note 10) to redeem 1,126,386 shares of its 2,800,000 shares of Series 1997-A Convertible Preferred Stock outstanding, the value of such potentially redeemable shares of approximately $28,160,000 is not included in Stockholders' Equity.

Reclassifications

     Certain of the 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

2.   REAL ESTATE

SUMMARY:  Real Estate is summarized as follows (in thousands):

                                                                December 31,
                                                               1997       1996
                                                               ----       ----
Retail Centers                                             $845,536   $287,675
Office/Industrial Buildings                                  57,846     57,740
Retail Centers Under Development                             56,443     41,297
Other                                                         4,930      2,922
                                                           --------   --------
  Total Real Estate                                         964,755    389,634
Accumulated Depreciation                                    (55,823)   (48,978)
                                                           --------   --------
Real Estate - net                                          $908,932   $340,656
                                                           --------   --------
                                                           --------   --------

     The real estate is leased to tenants under leases expiring at various dates through 2047. Certain of these leases contain provisions for rent increases based on cost-of-living indices and certain leases contain renewal options of up to 55 years. Future minimum rental income to be received by the Company under the terms of these operating leases is as follows as of December 31, 1997 (in thousands):

Year Ending December 31,
        1998                                   $ 88,177
        1999                                     81,493
        2000                                     69,773
        2001                                     61,459
        2002                                     53,908
        Later Years                             352,755
                                               --------
        Total                                  $707,565
                                               --------
                                               --------

     Forty-nine properties, including the 26 Bankruptcy Remote Properties described in the following paragraph, having a net book value of approximately $758,693,000 at December 31, 1997, are pledged as collateral for notes payable described in Notes 4 and 5. In addition, the notes are secured by assignments of rents on such real estate. Certain real estate is located on land which is subject to noncancelable ground leases expiring at various dates through 2089 with minimum annual lease payments of approximately $1,520,000.

BANKRUPTCY REMOTE PROPERTIES: Twenty-six properties having a net book value of approximately $466,033,000 at December 31, 1997, (collectively the "Bankruptcy Remote Properties," and each a "Bankruptcy Remote Property") are wholly-owned by various "Bankruptcy Remote Entities." Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity.
Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

DEVELOPMENT PROPERTIES: On September 28, 1995, the Company and various persons affiliated with The Martin Group of Companies, Inc., a San Francisco-based real estate development firm owned by J. David Martin, executed definitive documents relating to the Company's acquisition of interests in six retail properties in the San Francisco Bay area (the "Martin Properties"). Each of the Martin Properties is currently owned by a separate limited partnership of which the Company is general partner and Mr. Martin and various other persons affiliated with The Martin Group (collectively, including Mr. Martin, the "Martin Group Affiliates") are the limited partners. Each of the partnership agreements contemplates that the Company will acquire or develop a specified Martin Property through the relevant partnership and that upon completion and stabilization of rental revenues from the property, the limited partners will receive a number of limited partnership units determined as follows: (i) the annualized net operating income of the Property will be multiplied by 10 in order to arrive at a hypothetical value of the completed property, (ii) the cost of construction and other project costs will be deducted from such hypothetical value in order to "value" the equity interests of the limited partners in the Property, and (iii) such equity interest will be stated as a number of limited partnership units determined by dividing such limited partners' equity by $16. Each holder of limited partnership units will have the right to "put" such units to the partnership at a price equal to the then market value of an equivalent number of shares of the Company's Common Stock. As a result, the actual value which a holder of limited partnership units would be entitled to receive upon exercise of such "put" option will depend upon the market value of the Common Stock at the time, which may be more or less than $16 per limited partnership unit. If such "put" is exercised, the Company has the option of either purchasing the limited partnership units for cash or delivering one share of Common Stock for each limited partnership unit.

     Each partnership agreement specifies the maximum number of limited partnership units that may be issued to the limited partners of that partnership. If the hypothetical equity value of any such partnership is determined to be less than originally estimated (either because project costs are higher than estimated or because stabilized net operating income is less than estimated or both), then the number of limited partnership units and the corresponding number of shares of Common Stock of the Company which may be exchanged for such units will be reduced. Other than to reflect a stock split or other capital adjustment of the shares of Common Stock, under no circumstances can the number of units be increased above the number specified in the applicable partnership agreement. Limited partnership units exchangeable for 44,848 shares of Common Stock have been issued to the Martin Group Affiliates as of December 31, 1997, and the Company had agreed to issue limited partnership units exchangeable for an additional 90,000 shares of Common Stock on January 1, 1998 (See Note 18 - Subsequent Events). At December

31, 1997 and 1996, these partnership units had a cost basis of $477,000 and $434,000, respectively and are reflected as minority interest in the accompanying consolidated financial statements. A maximum of 1,642,000 shares of Common Stock have been reserved for issuance upon exchange of the maximum number of 1,642,000 limited partnership units that may be issued with respect to the remaining four Martin Properties. In connection with each of the Martin Properties, the Company entered into a registration rights agreement with the limited partners of each limited partnership pursuant to which such limited partners will have the right to require the Company to register under the Securities Act the shares of Common Stock which are issued upon the exchange of limited partnership units for offer and sale to the public and to join in certain registrations of securities of the Company.
The total project costs (exclusive of partnership units representing the equity interest of the limited partners) for the four remaining Martin Properties are estimated at approximately $175,000,000 of which approximately $73,000,000 has been expended through December 31, 1997.

3.   ACQUISITIONS

     During the year ended December 31, 1997, the Company and certain of its subsidiaries completed the acquisition of 42 retail shopping centers totalling approximately 5.6 million square feet of Company-owned GLA for an aggregate purchase price of approximately $598,100,000. Included in this acquisition activity was the acquisition on December 31, 1997, of a portfolio of twenty shopping centers (the "Golden State Properties") containing approximately 2.6 million square feet of gross leasable area, all of which are located in California, and the related financing thereof. Pursuant to the terms of the agreement to contribute dated as of December 5, 1997 (the "Contribution Agreement") by and among the Company and certain investment funds (the "Contributors"), on December 31, 1997, the Contributors contributed the Golden State Properties to the Company's Operating Partnership in exchange for initial consideration of approximately $302,400,000. Of this consideration $50,000,000 was in the form of 2,000,000 preferred limited partner units of the Operating Partnership ("Preferred Units") (see Note 10). The Company financed the cash portion of the acquisition price of the Golden State Properties through the privately negotiated sale of $70,000,000 of the Company's newly-designated and issued Series 1997-A Convertible Preferred Stock (see Note 10), the borrowing of first mortgage debt collateralized by nineteen of the Golden State Properties (see Note 4) and additional borrowings under its existing credit facility (see Note 5).

     The Contributors have the right to receive additional consideration of up to $41,600,000 for additional value resulting from the lease-up of certain specified portions of the Golden State Properties and construction and lease-up of certain additional space. The additional consideration, if any, will be based upon incremental income and will be paid out over an eighteen-month period. The Contributors have the option of taking the additional consideration in common limited partner units of the Operating Partnership ("Common Units") with the number of such Common Units to be equal to the amount of such additional value divided by the then fair market value (as determined at the respective times of payment) of the common stock, of the Company (the "Common Stock"), except that $14.375 shall be deemed to be the fair market value for shares issued for the first $11,600,000 of such additional consideration. The Contributors will also have the option of having the Company or the Operating Partnership immediately redeem such Common Units for cash. Any leases for the unleased and unbuilt space must adhere to certain standards as to use, creditworthiness and lease terms, with the Contributors responsible for all leasing costs and the Company retaining certain approval rights.

     During the year ended December 31, 1996, the Company acquired two retail shopping centers totalling approximately 261,400 square feet for a total purchase price of approximately $29,700,000.

4.   NOTES PAYABLE

     Notes payable are summarized as follows (in thousands):

                                                            December 31,
                                                           1997         1996
                                                           ----         ----
Notes payable at rates of up to 10.00%
Payable in monthly installments to 2026:
  Collateralized Mortgage-Backed Securities              $262,160
  Banks and Savings and Loan Associations                  18,753     $ 50,691
  Insurance Companies                                      48,099       32,376
  Pension Funds                                            22,052       22,485
  Other                                                    18,447
                                                         --------     --------
Total Notes Payable                                      $369,511     $105,552
                                                         --------     --------
                                                         --------     --------

     Interest expense for the years ended December 31, 1997, 1996 and 1995 is reported net of capitalized interest totaling approximately $3,242,000, $1,658,000 and $97,000, respectively.

     Principal maturities on the notes payable are summarized as follows (in thousands):

Year Ending December 31,
        1998                                   $ 27,917
        1999                                     29,100
        2000                                      5,059
        2001                                      5,196
        2002                                     18,271
        Later Years                             283,968
                                               --------
        Total                                  $369,511
                                               --------
                                               --------

     At December 31, 1997, the Company had $18,753,000 outstanding under a construction loan agreement, secured by one of the Company's development properties. Borrowings under this loan bear interest at the Bank's Eurodollar base rate plus 2.00% or at its prime rate (approximately 8.50% at December 31, 1997). The loan is scheduled to mature in June 1998, and borrowings are included in notes payable.

     During February 1997, the Company paid off mortgage loans secured by one of its shopping centers with borrowings under the Company's credit facilities. In addition, the Company refinanced a variable rate mortgage loan secured by another property with a fixed rate mortgage loan. In connection with these extinguishments of debt, the Company recorded an extraordinary loss of $52,000.

     On December 31, 1997, the Company, through a Bankruptcy Remote Entity (see Note 2), sold to Nomura Asset Capital Corporation a 8.33%, $135,040,000 mortgage promissory note due December 31, 2007 for $150,000,000, being the equivalent of a 6.76%, $150,000,000 mortgage promissory note with the same maturity. The Company has accounted for the sale of the mortgage note and the payment of principal and interest thereon as if the note were a 6.76% $150,000,000 mortgage promissory note. The first mortgage debt is collateralized by nineteen of the twenty Golden State Properties. The proceeds of this mortgage financing were used to finance, in part, the acquisitions of the Golden State Properties pursuant to the Contribution Agreement (see Note 3).

5.   LINE OF CREDIT ADVANCES

     In November 1996, the Company obtained a $90,000,000 revolving credit facility secured by certain real estate on which outstanding borrowings accrued interest at LIBOR (London Interbank Offer Rate) plus 1.65% and a $45,000,000 unsecured credit facility under which outstanding borrowings accrued interest at LIBOR plus 1.75%. During the third quarter of 1997, the Company obtained an increase in the borrowing capacity under its revolving credit facility from $135,000,000 to $205,000,000 of which $135,000,000 is to be secured by various mortgages and $70,000,000 is unsecured. The Company also negotiated a reduction of .25% in the interest rate to LIBOR plus 1.40% and LIBOR plus 1.50% on the secured and unsecured portions, respectively. At December 31, 1997, borrowings of approximately $180,869,000 were outstanding of which $105,888,000 and $74,981,000 (with the lender's consent) were outstanding under the secured and unsecured portions, respectively. The credit facility is scheduled to mature in November 1998, with a one year extension option available and is subject to various borrowing base and debt service coverage limitations.

6.   CONVERTIBLE DEBENTURES

     On March 6, 1992, the Company issued $75,000,000 of 8-1/2% Convertible Debentures due 2002 at $1,000 per Debenture. During November 1996, the Company redeemed the remaining balance of these Convertible Debentures at par ($25,700,000). Proceeds for the redemption were obtained from borrowings under the Company's credit facilities. In connection with this extinguishment of debt, the Company recorded an extraordinary loss of $884,000. Through December 31, 1995, 3,081,000 shares had been issued as a result of the conversion of $49,309,000 of these Debentures; there were no conversions during 1996.

7.   GAIN ON SALES OF REAL ESTATE

     At December 30, 1997, the Company sold the Pacific West Outlet Center. Proceeds from the disposition totaled approximately $38,500,000, resulting in a gain of approximately $5,896,000. Two other properties were disposed of without realization of gain or loss during 1997. During 1996, the Company disposed of the McDonnell Douglas Building, Highlands Plaza, the Fireman's Fund Building, the Miramar Business Plaza and its interest in the building which contains its corporate headquarters. Proceeds from the dispositions totaled approximately $40,874,000, resulting in a gain of approximately $2,298,000. During 1995, the Company disposed of A-Storage Place and the Beverly Garland Hotel. Proceeds from the dispositions totaled approximately $12,619,000, resulting in a gain of approximately $2,233,000. All such proceeds were used to reduce borrowings under the Company's credit facilities.

8.   IMPAIRMENTS/WRITEDOWNS OF ASSETS

     During the fourth quarter 1995, the Company announced that its Board of Directors had approved a plan to dispose of a portion of the Company's office portfolio and to redeploy the proceeds from disposition into target retail properties. As a result of the decision to dispose of these properties, the Company took a one-time non-cash charge of $21,373,000. Fair market value was based on estimated sales proceeds and discounted cash flows for the related properties. In addition, the Company took additional one-time charges of $1,047,000 to write down goodwill, outdated computer equipment, a discontinued investment in a real estate advisor, and $2,500,000 related to the implementation of the Company's new strategic plan. The $2,500,000 charge included a non-cash reduction in revenues of $1,278,000 primarily as a result of a change in the formula used to estimate common area maintenance reimbursements and percentage rents; and $975,000 in one-time general and administrative expenses related to the transition to a new management team, studies by new management of various organizational and operating policies of the Company, and organizational and strategic changes resulting from those studies including the internalization of property management and the installation of a new property management operating system.

9.   DIVIDEND DISTRIBUTIONS

     Based on information provided by the Company's regular tax advisor, the status of the dividends distributed for 1997, 1996 and 1995 for Federal income tax purposes is as follows:

                                       1997        1996         1995
                                       ----        ----         ----
     Taxable Portion:
     Ordinary                          93.3%          0%        44.4%
     Capital Gain                         0%          0%        12.4%
                                      ------      ------       ------
                                       93.3%          0%        56.8%
     Return of Capital                  6.7%      100.0%        43.2%
                                      ------      ------       ------
     Total                            100.0%      100.0%       100.0%
                                      ------      ------       ------
                                      ------      ------       ------

10.  ISSUANCE OF SECURITIES

SERIES 1997-A CONVERTIBLE PREFERRED STOCK:   On December 31, 1997, the
Company issued 2,800,000 shares of Series 1997-A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") in a privately-negotiated sale at a price of $25.00 per share. The Series A Preferred Stock has a cumulative dividend yield of 8%. On and after December 31, 1998, March 31, 1999, June 30, 1999, and September 30, 1999 (or earlier in the event of certain defined events), each holder of shares of Series A Preferred Stock will have the right to convert 25% of the shares of Series A Preferred Stock held of record by the holder into a number of shares of Common Stock equal to (i) the stated value plus the amount, if any, of the per share amount of outstanding dividends as of the effective time of the conversion, divided by (ii) the conversion price, initially equal to $15.375.
 After the fifth anniversary of the date of the first issuance of shares of Series A Preferred Stock, the Company may give notice of mandatory conversion of all of the outstanding Series A Preferred Stock if the value of the
Common Stock (both on the day prior to the notice of conversion and on a value weighted basis over a period of time prior to such date) is greater than the initial conversion price; and after such notice all such outstanding shares shall be mandatorily converted into Common Stock, except that each holder of Series A Preferred Stock shall have the right, prior to the date established for such mandatory conversion, instead to cause the Company to redeem such holder's Series A Preferred Stock at its stated value plus accrued dividends to the redemption date multiplied by a percentage equal to 105% if the redemption date is prior to December 31, 2003, decreasing by 1%
each year thereafter (but not less than 100% after December 31, 2007).   The
Company used the proceeds of the sale to finance, in part, the acquisition of the Golden State Properties (see Note 3).

COMMON STOCK: On May 2, 1997, the Company issued 6,325,000 shares of Common Stock at a public offering price of $12.375 per share. The shares were sold pursuant to a previously filed $200 million shelf registration statement. The net proceeds of the offering were used to reduce borrowings under the Company's credit facilities.

PREFERRED OPERATING PARTNERSHIP UNITS: On December 31, 1997, 2,000,000 Series 1997-A Preferred Limited Partner Units of the Operating Partnership (the "Preferred Units") were issued at a price of $25.00 per unit. After approximately a year and subject to certain conditions, Preferred Units are exchangeable at the option of the holder for Series A Preferred Stock on a 1-for-1 basis. Each Preferred Unit has substantially identical distribution and liquidation rights as each share of Series A Preferred Stock. Such Preferred Units are classified as minority interest at December 31, 1997. The Company used the proceeds of the sale to finance, in part, the acquisition of the Golden State Properties (see Note 3).

REDEMPTION CONTINGENCY: Under the rules of the New York Stock Exchange (on which the Company's Common Stock is listed), the number of shares of Common Stock which the Company may issue in connection with the conversion of Series A Preferred Stock (including shares of Series A Preferred Stock issuable upon the exchange of Preferred Units for such Series A Preferred Stock) is limited to a number that is less than 20% of the outstanding shares of Common Stock at December 31, 1997, unless the stockholders of the Company approve the issuance of Common Stock upon the conversion of all such Preferred securities. The Company intends to ask the holders of its Common Stock to approve, at the Company's 1998 Annual Meeting or a special meeting to be held not later than June 30, 1998, the issuance of Common Stock upon the conversion of all $120,000,000 of such Preferred securities. In the event that the stockholders do not approve such issuance, the Company will be obligated to redeem 1,126,386 shares of Series A Preferred Stock and 804,561 Preferred Units having an aggregate stated value of approximately $48,274,000 not later than June 30, 1998, in order to reduce the number of shares of Common Stock issuable upon conversion of the remaining unredeemed Preferred securities to less than 20% of the outstanding shares of Common Stock at December 31, 1997. Of this amount, $28,160,000 is classified as Preferred Stock, and the remainder is classified as Minority Interest.

ISSUANCE OF PARTNERSHIP UNITS; "PUT" RIGHTS OF COMMON UNITS: Under the partnership agreement of the Operating Partnership, whenever the Company issues any shares of Common Stock or Preferred Stock, the Company must contribute the proceeds of such issuance to the Operating Partnership and the Operating Partnership will issue the same number of Common Units or Preferred Units to the Company, so that the Company will at all times own the same number of Common Units (including units held by the Company as general partner as well as limited partner units owned by the Company) and Preferred Units as there are outstanding shares of Common Stock or Preferred Stock of the Company. Distributions by the Operating Partnership with respect to Preferred Units and Common Units provide the funds to enable the Company to make distributions to the holders of its Series A Preferred Stock and Common Stock. The partnership agreement also provides that, approximately one year after the issuance of Common Units (or earlier in the event of certain extraordinary transactions), the holder of each Common Unit other than the Company will have the right to require the Operating Partnership to redeem each Common Unit at a redemption price equal to the then market value of a share of Common Stock. Such redemption will be in cash, except that the Company may assume the redemption obligation and pay the redemption in form of shares of its Common Stock.

UNISSUED REGISTERED SECURITIES: As of December 31, 1997, the Company has registered an aggregate of $321,728,125 of unissued securities under various shelf registration statements.

11.  PRICE RANGE OF COMMON STOCK

                                             Market Quotations
                                                                     Dividends
Quarter Ended                          High                   Low         Paid
------------------------------------------------------------------------------
March 31, 1995                       $13.38                $11.88         $.36
June 30, 1995                         13.50                 11.63          .36
September 30, 1995                    14.50                 11.38          .36
December 31, 1995                     11.88                  9.50          .25

March 31, 1996                        11.13                  9.75          .25
June 30, 1996                         11.88                 10.25          .25
September 30, 1996                    13.00                 11.00          .25
December 31, 1996                     15.00                 11.88          .25

March 31, 1997                        15.50                 12.75          .25
June 30, 1997                         13.88                 11.75          .25
September 30, 1997                    14.81                 13.50          .25
December 31, 1997                     15.56                 12.75          .25

     Market quotations are from the New York Stock Exchange Index. As of December 31, 1997, there were approximately 2,626 holders of record of the Company's shares.

12.  STOCK OPTIONS

     The Company has a stock option and incentive plan which expires in 2006 and is administered by the Compensation Committee of the Board of Directors. A maximum of 1,800,000 shares of Common Stock are reserved for issuance upon the exercise of options or other stock-based awards that may be granted under the plan. Options granted expire 10 years from the date of grant. The plan as revised in 1996 also provides for grants from such reserved shares to each non-employee director of the Company of restricted shares of the Company's Common Stock in lieu of cash compensation. Restricted stock vests evenly over a three year period or earlier upon such person's termination of service as director. At December 31, 1997, 174,659 shares had been purchased pursuant to the exercise of options or restricted stock granted under the plan, unexercised options for 1,361,377 shares are outstanding (of which 316,833 are subject to future vesting requirements), and options or other awards for 263,964 shares are available for future awards under the plan (see Note 18).

     Activity under the stock option plan is summarized below:

                                                                   Exercise
                                                  Number              Price
                                                  of Shares       Per Share
                                                ---------------------------
Outstanding, January 1, 1995                        399,537   $15.20-$18.88
Granted                                             683,000   $12.09-$12.88
Exercised                                           (48,000)  $12.50
                                                  ---------   -------------
Outstanding, December 31, 1995                    1,034,537   $12.09-$18.88
Granted                                             501,500   $12.50
Canceled                                            (13,850)  $15.20-$18.63
                                                  ---------   -------------
Outstanding, December 31, 1996                    1,522,187   $12.09-$18.88
Expired                                             (19,250)  $16.19
Repurchased                                        (135,560)  $16.19-$18.88
Exercised                                            (4,000)  $12.50
Canceled                                             (2,000)  $12.50
                                                  ---------   -------------
Outstanding, December 31, 1997                    1,361,377   $12.09-$18.88
                                                  ---------   -------------
                                                  ---------   -------------

     During 1997, the Company repurchased 135,560 options for an average price of approximately $0.49 per option.

     The following table summarizes information concerning options outstanding and exercisable at December 31, 1997:

                       Options Outstanding                 Options Exercisable
                --------------------------------  ------------------------------------
                                     Remaining
                                    Contractual    Exercise                  Weighted
   Range of        Outstanding at       Life        Price -    Number at      Average
   Exercise         December 31,      Weighted    Weighted    December 31,   Exercise
    Prices             1997           Average      Average       1997          Price
--------------------------------------------------------------------------------------
 $12.09-$12.88        1,130,500       8 years      $12.65        813,667       $12.71
 $15.20-$16.97           50,250       4 years       16.04         50,250        16.04
 $17.59-$18.88          180,627       3 years       18.48        180,627        18.48
                      ---------                                ---------
                      1,361,377                                1,044,544
                      ---------                                ---------
                      ---------                                ---------

     Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") was effective in 1996. FAS No. 123 requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no compensation costs have been recognized in 1997, 1996 or 1995. Had compensation cost for the Company's Stock Option Plan been recognized based on the fair value at the grant date for awards consistent with the provisions of FAS No. 123, the Company's net income (loss) and basic earnings (loss) per share would have been reflected as the pro forma amounts below:

                                                 1997      1996      1995
                                                 ----      ----      ----
Net Income (Loss) - pro forma                  $18,463   $11,251   $(13,664)
Basic Earnings (Loss) per share - pro forma        .87       .66       (.80)

     The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. No options were granted during 1997. The estimated fair value of options granted under the Company's stock option plan during 1996 and 1995 were $705,000 and $946,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 8.0% dividend yield, volatility of 25%, risk free rate of return of 6.00% and expected lives of 5 years. The estimated fair value of options granted are subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. The above weighted-average assumptions are an approximation of historical information and are not intended to represent future events or trends.

13.  DIVIDEND REINVESTMENT PLAN

     During 1995, the Company had a Dividend Reinvestment Plan which enabled stockholders to invest their dividends in newly issued shares at a 5% discount from "fair market value" (as defined in the Plan). For 1995, 222,894 shares were issued through the Plan. The Company suspended the direct discounted reinvestment portion of the Plan effective January 1, 1996.

14.  REPURCHASE OF STOCK

     During the second quarter of 1995, the Company purchased 94,500 shares of stock on the open market at an average price of $13.28.

15.  TRANSACTIONS WITH RELATED PARTIES

     The Company acquired two retail centers in July and December 1996, having a net book value of $30,221,000 at December 31, 1996, with the expectation that an institutional investor would ultimately acquire 75% interests in such centers by paying the Company 75% of its acquisition costs for these properties. On February 20, 1997 and August 1, 1997, the institutional investor funded $7,173,000 and $15,254,000, respectively, to acquire a 75% interest in each of the two retail centers. The Company is advised that an entity controlled by a former director of the Company holds an approximately 1.5% interest in, and is an advisor to, the institutional investor.

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

     For a description of transactions in which the Company's current president and chief executive officer was an interested party prior to his election to such positions and as a director, see "Development Properties" in
Note 2.

16.  RETIREMENT SAVINGS PLAN

     The Company has a contributory Retirement Savings Plan. The maximum contribution is 15% of annual salaries of which up to 3% is matched by the Company up to 75% of employee contributions. The Company's contributions to this Plan for 1997, 1996 and 1995 were approximately $48,000, $33,000, and $29,000, respectively.

17.  QUARTERLY FINANCIAL DATA (Unaudited)

     Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands, except per share amounts):

                                                         Net Income Per Share
                                                         --------------------
1997:                 Total Revenues      Net Income     Basic        Diluted
                      --------------      ----------     -----        -------
First                       $ 12,977        $  1,584      $ 0.09       $ 0.09
Second                        16,987           3,444        0.16         0.16
Third                         18,117           4,111        0.18         0.17
Fourth                        20,093           9,559        0.45         0.45
                            --------        --------      ------       ------
Total                       $ 68,174        $ 18,698      $ 0.88       $ 0.87
                            --------        --------      ------       ------
                            --------        --------      ------       ------

1996:
First                       $ 12,245        $  3,044      $ 0.18       $ 0.18
Second                        12,167           2,785        0.16         0.16
Third                         11,611           4,423        0.26         0.26
Fourth                        11,291           1,019        0.06         0.06
                            --------        --------      ------       ------
Total                       $ 47,314        $ 11,271      $ 0.66       $ 0.66
                            --------        --------      ------       ------
                            --------        --------      ------       ------

18.  SUBSEQUENT EVENTS

     On January 1, 1998, 90,000 limited partnership units exchangeable for 90,000 shares of Common Stock were issued to the Martin Group Affiliates in connection with the Company's acquisition of another Martin Property (see
Note 2). The partnership units had a cost basis of approximately $1,440,000 and were included in accounts payable and other liabilities at December 31, 1997.

     In January 1998, the Company obtained a $44,457,000 construction loan, secured by one of the Company's development properties. Borrowings under this loan bear interest at LIBOR plus 1.90% or at the lender's prime rate plus
 .50%. The loan is scheduled to mature in January 1999. The initial draw on January 9, 1998 was approximately $10,222,000.

     On February 2, 1998, the Company purchased a retail shopping center for $14,825,000. The acquisition was financed with borrowings under a new $7,000,000, 7.45%, 7-year mortgage loan secured by the retail shopping center, with the balance coming from borrowings under the Company's credit facility.

     On January 14, 1998, the Company's Board of Directors, subject to stockholder approval at the 1998 Annual Meeting, voted to increase the number of shares of Common Stock for which awards may be granted under the stock option and incentive plan (see Note 12) by 1,150,000 shares. Subject to the approval of such increase, the Compensation Committee concurrently granted options for an aggregate of 525,000 shares of Common Stock to certain key executives, exercisable at $12.50 per share, the current value of the Corporation's stock on the New York Stock Exchange at the time such options were approved in December, 1996. On January 14, 1998, the Compensation Committee also granted options for an aggregate of 144,500 shares of Common Stock to other employees of the Company at an exercise price of $14.50 per share, the closing price of the Corporation's stock on that day.

19.  PRO FORMA FINANCIAL INFORMATION

     As discussed in Notes 3 and 7, the Company and certain of its subsidiaries acquired and disposed of interests in certain properties during 1997 and 1996. The acquisitions have been accounted for as a purchase. The operating results of the acquisitions and disposals have been included in the consolidated statements of income from the date of acquisition and disposal.

     The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 1997 and 1996 as if each of the following transactions had occurred as of the beginning of the respective periods: (i) the acquisitions and dispositions by the Company of all properties in 1997 and 1996, (ii) the completion of the sale by the Company of 6,325,000 shares of Common Stock in May 1997 (see Note 10) and (iii) the redemption of $25,700,000 aggregate principal amount of 8.5% Convertible Debentures (See Note 6).

     The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred as of January 1, 1997 or 1996, nor does it purport to represent the results of future operations. (Amounts in thousands, except per share amounts.)


                                             For the Year Ended
                                                December 31,
                                              1997         1996
                                            --------     --------
Revenues from rental property               $111,813     $104,180
  Net Income Before Extraordinary
   Item                                       15,972       16,564
  Net Income                                  15,920       15,680
  Net Income Before Extraordinary
   Item Per Common Share                        0.68         0.71
  Net Income per Common Share                   0.68         0.67

                                    PART III

ITEMS 10 THROUGH 13.

     Incorporated by reference to the following sections of the Company's Proxy Statement for its 1998 Annual Meeting: "Nominees for Directors," "Executive Officers," "Beneficial Ownership of Management," "Beneficial Ownership of Non-Management," and "Executive Compensation" under "PROPOSAL I-ELECTION OF DIRECTORS" and "CERTAIN TRANSACTIONS WITH MANAGEMENT."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements and Independent Auditors' Report are included under Item 8.

     Independent Auditors' Report.

     Consolidated Balance sheets as of December 31, 1997 and 1996.

     Consolidated Statements of Income for each of the three years in the period ended December 31, 1997.

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997.

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

     Notes to Consolidated Financial Statements, December 31, 1997, 1996, and 1995.

The following Supplemental Financial Schedules are included herein:

     III -  Real Estate and Accumulated Depreciation.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and notes.

     (b) REPORTS ON FORM 8-K

     (i) Form 8-K Report filed November 17, 1997 (earliest event reported August 15, 1997): Item 5, regarding acquisitions of Gateway Retail Center, Mountaingate Plaza and the first acquisitions under the Powell Portfolio and the letter of intent relating to the Golden State Acquisition; and Item 7, exhibit relating to the Golden State Acquisition.

     (ii) Form 8-K Report filed December 16, 1997 (earliest event reported November 7, 1997): Item 5, regarding Golden State Properties Portfolio Transactions, Powell Portfolio Acquisition, Mountaingate Plaza, Ernst Leasehold Portfolio Acquisition, Simi Valley Plaza Acquisition, Meridian Village Shopping Center Acquisition, Disposition of Pacific West Outlet Center, Operating Partnership Formation, Designation of Series A Preferred Stock and Description of Operating Partnership Units; and Item 7, regarding Financial Statements, Pro Forma financial information, and exhibits.

     (iii) Form 8-K Report filed January 14, 1998 (earliest event reported December 31, 1997): Item 2, regarding Golden State Properties Acquisition and financing; Item 5, regarding substantial completion of transfer of assets to Burnham Pacific Operating Partnership, L.P. and admission of limited partners, and acquisition of Simi Valley Plaza, and disposition of Pacific West Outlet Center; Item 7 regarding Financial Statements and exhibits.

     (c) EXHIBITS


 3.1.1 Charter of the Company, as Amended and Restated May 6, 1997, incorporated by reference to pages B-1 through B-13 of the Company's Proxy Statement for its 1997 Annual Meeting, filed March 31, 1997.

 3.1.2 Articles Supplementary relating to Series 1997-A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1.2 of the Company's Form 8-K Report (earliest event reported December 31,
         1997), filed January 14, 1998 (the "January 14, 1998 Form 8-K").

  3.2 Bylaws of the Company, as amended dated November 19, 1997, incorporated by reference to the Company's report on Form 8-K (earliest event reported November 7, 1997), filed December 16, 1997 (the "December 16, 1997 Form 8-K Report").

  4.1 Form of stock certificate for common stock of the Company, incorporated by reference to Exhibit 4.0 to Registration Statement No. 33-20489 and subsequently overprinted to state "THE CORPORATION IS NOW INCORPORATED IN THE STATE OF MARYLAND WITH $0.01 PAR VALUE PER SHARE."

  4.2 Stock Purchase Agreement dated as of December 5, 1997 by and among Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P., Westbrook Burnham Holdings, L.L.C. and Westbrook Burnham Co-Holdings, L.L.C., incorporated by reference to Exhibit
         4.1 of the January 14, 1998 Form 10-K.

  4.3 Registration Rights Agreement dated as of December 31, 1997 by and among Burnham Pacific Properties, Inc., Westbrook Burnham Holdings, L.L.C. and Westbrook Burnham Co-Holdings, L.L.C., incorporated by reference to Exhibit 4.2.1 of the January 14, 1998 Form 8-K.

  4.4 Registration Rights Agreement dated as of December 31, 1997 by and among Burnham Pacific Properties, Inc. and the Existing Partners (of Golden State Properties) listed on Exhibit A-1 thereto, incorporated by reference to Exhibit 4.2.2 of the January 14, 1998 Form 8-K.

 10.1.1 Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P. dated as of November 14, 1997, incorporated by reference to Exhibit 10.1.1 of the December 16, 1997 Form 8-K.

 10.1.2 First Amendment to Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P., dated as of December 31, 1997 (the "First Amendment"), incorporated by reference to Exhibit 10.1 of the January 14, 1998 Form 8-K.

*10.1.3 Exhibit C to the First Amendment (defining the rights of Preferred Units and Common Units of Burnham Pacific Operating Partnership, L.P.)

 10.2 Agreement to Contribute among Burnham Pacific Properties, Inc., and Burnham Pacific Operating Partnership, L.P. and the Contributors and Existing Partners of the Golden State Properties party thereto, dated as of December 5, 1997, incorporated by reference to Exhibit
         10.2 to the December 16, 1997 Form 8-K.

 10.3 Loan Agreement dated as of December 31, 1997 between BPP/Golden State Acquisitions, Inc., L.L.C. and Nomura Asset Capital Corporation, incorporated by reference to Exhibit 10.2 of the January 14, 1998 Form 8-K.

 10.4 Amended and Restated Revolving Loan Agreement dated as of December 31, 1997 by and between Burnham Pacific Operating Partnership, L.P. and

         Nomura Asset Capital Corporation, incorporated by reference to
         Exhibit 10.3 of the January 14, 1998 Form 8-K.

 10.5 Stock Option and Incentive Plan of the Company as amended and restated as of May 6, 1997, incorporated by reference to Appendix D to the Company's Proxy Statement for its 1997 Annual Meeting.

 10.6 Employment Agreement between the Company and J. David Martin dated as of October 1, 1995, incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1995.

 10.7 Form of Indemnification Agreement entered into with each of the Company's Directors and Officers, incorporated by reference to
         Exhibit 10.6 filed with the Company's 1995 report on Form 10-K.

*21.1    List of subsidiaries of the Company.

*23.1    Consent of Deloitte & Touche LLP.

*27.1    Financial Data Schedule

*27.2    Financial Data Schedule

*27.3    Financial Data Schedule

*Filed herewith.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Burnham Pacific Properties, Inc.

                                       By: /s/ J. DAVID MARTIN
                                           ----------------------------------
                                           J. David Martin, President

                                       Dated:     March 18, 1998
                                              -------------------------------

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                      Title                          Date
   ---------                      -----                          ----

/s/ MALIN BURNHAM            Chairman of the Board          March 18, 1998
------------------------                                ----------------------
Malin Burnham

/s/ J. DAVID MARTIN          President, Director            March 18, 1998
------------------------                                ----------------------
J. David Martin

/s/ DANIEL B. PLATT          Chief Financial Officer        March 18, 1998
------------------------                                ----------------------
Daniel B. Platt

/s/ DONNE P. MOEN            Director                       March 18, 1998
------------------------                                ----------------------
Donne P. Moen

/s/ RICHARD R. TARTRE        Director                       March 18, 1998
------------------------                                ----------------------
Richard R. Tartre

/s/ THOMAS A. PAGE           Director                       March 18, 1998
------------------------                                ----------------------
Thomas A. Page

/s/ PHILLIP S. SCHLEIN       Director                       March 18, 1998
------------------------                                ----------------------
Phillip S. Schlein

                             Director
------------------------                                ----------------------
James D. Klingbeil

/s/ ROBIN WOLANER            Director                       March 18, 1998
------------------------                                ----------------------
Robin Wolaner

                             Director
------------------------                                ----------------------
James D. Harper, Jr.

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1997
-------------------------------------------------------------------------------


                                              INITIAL COST TO COMPANY:     COSTS CAPITALIZED
                                                                        SUBSEQUENT TO ACQUISITION:
        PROPERTY              ENCUMBRANCES     LAND     BLDGS & IMPS      LAND      BLDGS & IMPS

--------------------------------------------------------------------------------------------------
SAN DIEGO REGION

ANACOMP BUILDING                       -     7,467,253   14,934,506       6,747         15,637
  Poway, California
BERGEN BRUNSWIG BUILDING       9,529,315     7,878,067   15,756,135      10,754        148,645
  Orange, California
INDEPENDENCE SQUARE                    -             -    4,213,782           -      3,783,709
  San Diego, California
K-MART                         2,772,312     1,933,333    3,866,667           -              -
  San Diego, California
MARCOA BUILDING                        -     1,432,434    3,342,347         247            576
  San Diego, California
MENIFEE TOWN CENTER                    -     3,952,698    7,905,397           -              -
  Menifee, California
MESA SHOPPING CENTER           8,002,569     2,962,405    5,924,810      18,169      2,675,034
  San Diego, California
NAVAJO SHOPPING CENTER                 -       571,588      961,731   1,197,679      8,227,861
  San Diego, California
OLYMPIAD PLAZA                 6,185,798     3,413,703    6,871,283           -              -
  Mission Viejo, California
PLAZA RANCHO CARMEL                    -     1,837,304    3,848,014           -              -
  San Diego, California
POINT LOMA PLAZA              15,343,655    11,942,554   23,885,108      23,408      1,524,356
  San Diego, California
POWAY PLAZA                            -     2,747,538    6,413,725           -        265,587
  Poway, California
RUFFIN VILLAGE                         -             -    3,779,139           -        250,054
  San Diego, California
SAN DIEGO FACTORY OUTLET
  CENTER                               -     4,533,576    9,067,910   2,156,882      6,720,890
  San Diego, California
SAN MARCOS LUCKY PLAZA                 -     2,457,807    4,915,613           -              -
  San Diego, California
SANTEE VILLAGE                         -     3,019,122    4,528,684           -        950,085
  San Diego, California
SCRIPPS RANCH                          -     2,085,891    2,081,981           -      2,684,505
  San Diego, California
SILVER PLAZA                           -       318,364      675,644           -              -
  Silver City, New Mexico
WIEGAND PLAZA II               7,095,407     4,986,224    9,279,037     414,463      3,927,514
  Encinitas, California


                                 AMOUNTS AT WHICH CARRIED
                                     AT CLOSE OF PERIOD:
                               LAND     BLDGS & IMPS   CARRYING   ACCUMULATED     DATE      LIFE
                                                        COSTS     DEPRECIATION  ACQUIRED
                           ---------------------------------------------------------------------
SAN DIEGO REGION

ANACOMP BUILDING             7,474,000   14,950,143   22,424,143  2,491,484     Dec 1992     30
  Poway, California
BERGEN BRUNSWIG BUILDING     7,888,821   15,904,780   23,793,601  2,775,997     Oct 1992     30
  Orange, California
INDEPENDENCE SQUARE                  -    7,997,491    7,997,491  3,307,468     Sep 1983   3-25
  San Diego, California
K-MART                       1,933,333    3,866,667    5,800,000    537,037     Oct 1993     30
  San Diego, California
MARCOA BUILDING              1,432,681    3,342,923    4,775,604    916,689     Sep 1989     30
  San Diego, California
MENIFEE TOWN CENTER          3,952,698    7,905,397   11,858,095          -     Dec 1997     30
  Menifee, California
MESA SHOPPING CENTER         2,980,574    8,599,844   11,580,418  4,282,680     Jun 1984     25
  San Diego, California
NAVAJO SHOPPING CENTER       1,769,267    9,189,592   10,958,859  1,777,589     Sep 1983   3-15
  San Diego, California
OLYMPIAD PLAZA               3,413,703    6,871,283   10,284,986    114,808     Jun 1997     30
  Mission Viejo, California
PLAZA RANCHO CARMEL          1,837,304    3,848,014    5,685,318  1,384,529     Jul 1988     30
  San Diego, California
POINT LOMA PLAZA            11,965,962   25,409,464   37,375,426  7,242,491     Dec 1989     30
  San Diego, California
POWAY PLAZA                  2,747,538    6,679,312    9,426,850  2,150,035     Oct 1988     30
  Poway, California
RUFFIN VILLAGE                       -    4,029,193    4,029,193  1,997,584     Dec 1985     25
  San Diego, California
SAN DIEGO FACTORY OUTLET
  CENTER                     6,690,458   15,788,800   22,479,258  2,958,999     Jan 1992     30
  San Diego, California
SAN MARCOS LUCKY PLAZA       2,457,807    4,915,613    7,373,420          -     Dec 1997     30
  San Diego, California
SANTEE VILLAGE               3,019,122    5,478,769    8,497,891  2,426,960     Jan 1985     30
  San Diego, California
SCRIPPS RANCH                2,085,891    4,766,486    6,852,377  1,583,658       May-87     30
  San Diego, California
SILVER PLAZA                   318,364      675,644      994,008      5,284     Oct 1997     30
  Silver City, New Mexico
WIEGAND PLAZA II             5,400,687   13,206,551   18,607,238  4,368,713     Sep 1986     30
  Encinitas, California


BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1997
-------------------------------------------------------------------------------


                                              INITIAL COST TO COMPANY:     COSTS CAPITALIZED
                                                                        SUBSEQUENT TO ACQUISITION:
        PROPERTY              ENCUMBRANCES     LAND     BLDGS & IMPS      LAND      BLDGS & IMPS

--------------------------------------------------------------------------------------------------


LOS ANGELES REGION

BELL GARDEN MARKETPLACE                -             -   11,854,933           -              -
  Bell Gardens, California
BUENA VISTA MARKETPLACE                -     4,216,270    8,432,541           -              -
  Duarte, California
CENTERWOOD PLAZA                       -     2,108,031    4,216,062           -              -
  Bellflower, California
CENTRAL SHOPPING CENTER                -     1,886,518    3,795,868           -              -
  Ventura, California
CRENSHAW-IMPERIAL              5,233,593     3,019,923    6,159,881           -              -
  Inglewood, California
LA MANCHA SHOPPING CENTER              -     2,202,830    5,981,355     159,703        632,272
  Fullerton, California
MOUNTAINGATE PLAZA            24,762,407     9,587,636   19,419,490           -              -
  Simi Valley, California
ONTARIO VILLAGE                3,643,633     1,582,802    3,195,733           -              -
  Ontario, California
THE PLAZA AT PUENTE HILLS     32,814,955    19,333,333   38,666,667      48,744      1,478,834
  City of Industry,
  California
RALPH'S CENTER                         -     3,686,051    7,372,102           -              -
  Redondo Beach, California
SANTA FE SPRINGS                       -     5,682,205   11,403,070           -              -
  Whitier, California
SIMI VALLEY PLAZA             16,241,806     8,219,957   16,439,914           -              -
  Simi Valley, California
VALLEY CENTRAL                25,181,265    13,291,904   26,680,586           -              -
  Lancaster, California
WEST LANCASTER                         -       635,257    1,274,663           -              -
  Lancaster, California
WESTMINSTER CENTER                     -    18,604,973   37,209,946           -              -
  Westminster, California


                                 AMOUNTS AT WHICH CARRIED
                                     AT CLOSE OF PERIOD:
                               LAND     BLDGS & IMPS   CARRYING   ACCUMULATED     DATE      LIFE
                                                        COSTS     DEPRECIATION  ACQUIRED
                           ---------------------------------------------------------------------

LOS ANGELES REGION

BELL GARDEN MARKETPLACE              -   11,854,933   11,854,933          -     Dec 1997     30
  Bell Gardens, California
BUENA VISTA MARKETPLACE      4,216,270    8,432,541   12,648,811          -     Dec 1997     30
  Duarte, California
CENTERWOOD PLAZA             2,108,031    4,216,062    6,324,093          -     Dec 1997     30
  Bellflower, California
CENTRAL SHOPPING CENTER      1,886,518    3,795,868    5,682,386     95,800     Apr 1997     30
  Ventura, California
CRENSHAW-IMPERIAL            3,019,923    6,159,881    9,179,804    163,661     Apr 1997     30
  Inglewood, California
LA MANCHA SHOPPING CENTER    2,362,533    6,613,627    8,976,160  4,441,407     Dec 1988     30
  Fullerton, California
MOUNTAINGATE PLAZA           9,587,636   19,419,490   29,007,126    159,794     Oct 1997     30
  Simi Valley, California
ONTARIO VILLAGE              1,582,802    3,195,733    4,778,535    100,053     Jan 1997     30
  Ontario, California
THE PLAZA AT PUENTE HILLS   19,382,077   40,145,501   59,527,578  5,782,905     Oct 1993     30
  City of Industry,
  California
RALPH'S CENTER               3,686,051    7,372,102   11,058,153          -     Dec 1997     30
  Redondo Beach,
  California
SANTA FE SPRINGS             5,682,205   11,403,070   17,085,275    284,036     Apr 1997     30
  Whitier, California
SIMI VALLEY PLAZA            8,219,957   16,439,914   24,659,871          -     Dec 1997     30
  Simi Valley, California
VALLEY CENTRAL              13,291,904   26,680,586   39,972,490    813,385     Jan 1997     30
  Lancaster, California
WEST LANCASTER                 635,257    1,274,663    1,909,920     38,765     Jan 1997     30
  Lancaster, California
WESTMINSTER CENTER          18,604,973   37,209,946   55,814,919          -     Dec 1997     30
  Westminster, California

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1997
-------------------------------------------------------------------------------


                                              INITIAL COST TO COMPANY:     COSTS CAPITALIZED
                                                                        SUBSEQUENT TO ACQUISITION:
        PROPERTY              ENCUMBRANCES     LAND     BLDGS & IMPS      LAND      BLDGS & IMPS

--------------------------------------------------------------------------------------------------
SAN FRANCISCO REGION

580 MARKETPLACE                        -     5,575,805   11,151,611           -              -
  Castro Valley, California
ARCADE SQUARE                          -     2,779,626    5,559,253           -              -
  Sacramento, California
AUBURN VILLAGE                         -     4,828,725    9,773,678           -              -
  Auburn, California
CAMERON PARK                           -     1,898,032    3,810,110           -              -
  Cameron Park, California
CREEKSIDE SHOPPING CENTER              -     2,883,083    5,766,165           -              -
  Vacaville, California
DISCOVERY PLAZA                        -             -    9,216,732           -              -
  Sacramento, California
FOOTHILL PLAZA                         -     2,082,995    4,373,836           -              -
  Los Altos, California
FREMONT GATEWAY PLAZA                  -     9,898,097   19,796,193           -              -
  Fremont, California
FREMONT HUB                            -    15,750,424   33,274,814           -              -
  Fremont, California
HALLMARK TOWN CENTER                   -     2,797,702    5,595,405           -              -
  Madera, California
HILLTOP PLAZA                 18,753,018     1,923,807    3,847,815   3,798,993     19,113,581
  Richmond, California
MARIN/GATEWAY                 16,947,459             -   23,041,102           -              -
  Richmond, California
PROSPECTOR'S PLAZA                     -     6,762,001   13,524,001           -              -
  Placerville, California
RICHMOND SHOPPING CENTER       6,953,694     3,139,965    6,264,175      71,473        261,199
  Richmond, California
SANTA ROSA                             -     5,964,704   11,929,409           -              -
  Santa Rosa, California
SHASTA CROSSROADS                      -     4,554,787    9,109,575           -              -
  Redding, California
SILVER CREEK PLAZA               300,000     5,793,858   11,587,715           -              -
  San Jose, California
SOUTHAMPTON CENTER                     -     6,964,868   13,929,736           -              -
  Benicia, California
STANFORD RANCH                 6,440,860     3,669,386    7,449,220           -              -
  Rocklin, California
SUMMERHILLS SHOPPING CENTER            -     3,463,199    6,926,397           -              -
  Sacramento, California
SUNSET CENTER                          -     2,396,340    4,792,681           -              -
  Suisin City, California


                                 AMOUNTS AT WHICH CARRIED
                                     AT CLOSE OF PERIOD:
                               LAND     BLDGS & IMPS   CARRYING   ACCUMULATED     DATE      LIFE
                                                        COSTS     DEPRECIATION  ACQUIRED
                           ---------------------------------------------------------------------
SAN FRANCISCO REGION

580 MARKETPLACE             5,575,805   11,151,611   16,727,416          -     Dec 1997      30
  Castro Valley,
  California
ARCADE SQUARE               2,779,626    5,559,253    8,338,879          -     Dec 1997      30
  Sacramento, California
AUBURN VILLAGE              4,828,725    9,773,678   14,602,403    188,194     May 1997      30
  Auburn, California
CAMERON PARK                1,898,032    3,810,110    5,708,142    115,865     Jan 1997      30
  Cameron Park,
  California
CREEKSIDE SHOPPING CENTER   2,883,083    5,766,165    8,649,248          -     Dec 1997      30
  Vacaville, California
DISCOVERY PLAZA                     -    9,216,732    9,216,732          -     Dec 1997      30
  Sacramento, California
FOOTHILL PLAZA              2,082,995    4,373,836    6,456,831    141,424     Feb 1997      30
  Los Altos, California
FREMONT GATEWAY PLAZA       9,898,097   19,796,193   29,694,290          -     Dec 1997      30
  Fremont, California
FREMONT HUB                15,750,424   33,274,814   49,025,238    799,709     Apr 1997      30
  Fremont, California
HALLMARK TOWN CENTER        2,797,702    5,595,405    8,393,107          -     Dec 1997      30
  Madera, California
HILLTOP PLAZA               5,722,800   22,961,396   28,684,196    300,690     Dec 1996      30
  Richmond, California
MARIN/GATEWAY                       -   23,041,102   23,041,102    317,482     Aug 1997      30
  Richmond, California
PROSPECTOR'S PLAZA          6,762,001   13,524,001   20,286,002          -     Dec 1997      30
  Placerville, California
RICHMOND SHOPPING CENTER    3,211,438    6,525,374    9,736,812    460,857     Dec 1995      30
  Richmond, California
SANTA ROSA                  5,964,704   11,929,409   17,894,113          -     Dec 1997      30
  Santa Rosa, California
SHASTA CROSSROADS           4,554,787    9,109,575   13,664,362          -     Dec 1997      30
  Redding, California
SILVER CREEK PLAZA          5,793,858   11,587,715   17,381,573          -     Dec 1997      30
  San Jose, California
SOUTHAMPTON CENTER          6,964,868   13,929,736   20,894,604          -     Dec 1997      30
  Benicia, California
STANFORD RANCH              3,669,386    7,449,220   11,118,606    143,674     May 1997      30
  Rocklin, California
SUMMERHILLS SHOPPING
  CENTER                    3,463,199    6,926,397   10,389,596          -     Dec 1997      30
  Sacramento, California
SUNSET CENTER               2,396,340    4,792,681    7,189,021          -     Dec 1997      30
  Suisin City, California

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1997
-------------------------------------------------------------------------------


                                              INITIAL COST TO COMPANY:     COSTS CAPITALIZED
                                                                        SUBSEQUENT TO ACQUISITION:
        PROPERTY              ENCUMBRANCES     LAND     BLDGS & IMPS      LAND      BLDGS & IMPS

--------------------------------------------------------------------------------------------------
PACIFIC NORTHWEST REGION

CHAMBERS CREEK                 1,617,951       887,118    1,856,899           -              -
  Tacoma, Washington
DESIGN MARKET                  6,600,000     3,765,179    7,892,149           -              -
  Bellevue, Washington
ERNST                                  -             -    3,474,379           -              -
  Redmond, Washington
FAIRWOOD SQUARE                2,526,000     1,684,060    3,568,011           -              -
  Renton, Washington
MERIDIAN VILLAGE                       -     7,001,009   14,002,019           -              -
  Bellingham, Washington
PUGET PARK                     2,565,502     1,477,327    3,103,651           -              -
  Everett, Washington

                             219,511,199   265,539,648  588,971,055   7,907,263     52,660,339
                             -----------------------------------------------------------------
                             -----------------------------------------------------------------


                                 AMOUNTS AT WHICH CARRIED
                                     AT CLOSE OF PERIOD:
                               LAND     BLDGS & IMPS   CARRYING   ACCUMULATED     DATE      LIFE
                                                        COSTS     DEPRECIATION  ACQUIRED
                           ---------------------------------------------------------------------

PACIFIC NORTHWEST REGION

CHAMBERS CREEK                887,118    1,856,899     2,744,017      14,725     Oct 1997      30
  Tacoma, Washington
DESIGN MARKET               3,765,179    7,892,149    11,657,328      62,489     Oct 1997      30
  Bellevue, Washington
ERNST                               -    3,474,379     3,474,379           -     Dec 1997      30
  Redmond, Washington
FAIRWOOD SQUARE             1,684,060    3,568,011     5,252,071      27,955     Oct 1997      30
  Renton, Washington
MERIDIAN VILLAGE            7,001,009   14,002,019    21,003,028           -     Dec 1997      30
  Bellingham, Washington
PUGET PARK                  1,477,327    3,103,651     4,580,978      24,519     Oct 1997      30
  Everett, Washington

                          273,446,912  641,631,394  $915,078,306  54,799,394
                          --------------------------------------------------
                          --------------------------------------------------

REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III NOTES
DECEMBER 31, 1997


Note 1:
    San Diego Factory Outlet Center, Navajo Shopping Center, Meridian Village, Auburn Village Poway Shopping Center, Santee Village, Independence
    Square, La Mancha Shopping Center, Santa Fe Springs, Central Shopping Center, Foothill Plaza and Freemont Hub are jointly encumbered under the Company's secured line of credit, under which $74,981,538 was outstanding at at December 31, 1997, which was not included in the above schedule.

Note 2:
    Menifee Town Center, San Marcos Lucky Plaza, 580 Marketplace, Arcade Square,Creekside Shopping Center Discovery Plaza, Fremont Gateway, Hallmark Town Center, Prospector's Plaza, Santa Rosa, Shasta
    Crossroads, Silver Creek Plaza, Southampton Ceenter, Summerhills Shopping Center, Sunset Center Buena Vista Market Place, Centerwood Plaza,
    Ralph's Center and Westminster Center are jointly encumbered under a $150,000,000 Mortgage Loan.

Note 3:  The amounts above do not include:
    $4,931,353 of furniture fixtures and equipment and acquisitions in progress and $1,023,805 of related accumulated depreciation, and $44,745,761 of costs incurred to date on development of five retail centers which are also classified with property in the financial statements.

Note 4: The aggregate cost for federal income tax purposes for buildings and improvements December 31, 1997 was approximately $624,634,000.

                                                   Land        Accumulated
                                               Buildings &     Depreciation
                                               Improvements
                                              -------------    -------------
Balance at December 31, 1995                  $ 362,914,846     $ 54,055,694
Additions during period                          40,239,162        9,425,669
Cost of Real Estate sold                        (52,389,119)     (15,158,685)
                                              -------------     ------------
Balance at December 31, 1996                    350,764,889       48,322,678
Additions during period                         636,986,047       13,107,995
Cost of Real Estate sold                        (72,672,630)      (6,631,279)
                                              -------------     ------------
Balance at December 31, 1997                  $ 915,078,306     $ 54,799,394
                                              -------------     ------------
                                              -------------     ------------

(A)  Additions during the period are broken down as follows:

                                                    1997
                                              -------------
Cash Expenditures                             $ 447,653,868
Assumption of Debt                               61,008,444
Operating Partnership Units Issued               58,323,735
Issuance of Convertible Preferred Stock          70,000,000
                                              -------------
                                              $ 636,986,047
                                              -------------
                                              -------------

                                                    1996
                                              -------------
 Cash Expenditures                            $  40,239,162
 Assumption of Debt                                       -
 Operating Partnership Units Issued                       -
                                              -------------
                                              $  40,239,162
                                              -------------
                                              -------------