Form 10-Q
period 1998-03-31
BURNHAM PACIFIC PROPERTIES INC
filed 1998-05-15
CIK 805730

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ________________

      Commission file number  1-9524


                        BURNHAM PACIFIC PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)


          Maryland                                          33-0204162
------------------------------------------              -------------------
(State of other jurisdiction                              (IRS Employer
      of incorporation)                                 Identification No.)


610 West Ash Street, San Diego, California                     92101
------------------------------------------               ------------------
(Address of principal executive offices)                     (Zip Code)

                                 (619) 652-4700
              --------------------------------------------------
              Registrant's telephone number, including area code

                                        NA
              --------------------------------------------------
              Former name, former address and former fiscal year
                       if changed since last report.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES X  NO
                                                    ---   -----

Number of shares of the Registrant's common stock outstanding at May 13, 1998:
31,911,008.

                          PART 1 FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                        BURNHAM PACIFIC PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          March 31, 1998      December 31, 1997
                                                          --------------      -----------------
ASSETS
Real Estate                                                 $1,006,750            $964,755
Less Accumulated Depreciation                                  (61,681)            (55,823)
                                                            ----------            --------
Real Estate-Net                                                945,069             908,932
Cash and Cash Equivalents                                       15,811               6,841
Restricted Cash                                                  4,550               5,242
Receivables-Net                                                  6,351               7,456
Investment in Unconsolidated Subsidiaries                        3,683               3,683
Other Assets                                                    12,170              11,641
                                                            ----------            --------
Total                                                       $  987,634            $943,795
                                                            ----------            --------
                                                            ----------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable and Other Liabilities                         $16,162             $19,296
Tenant Security Deposits                                         2,428               2,396
Notes Payable                                                  375,889             369,511
Line of Credit Advances                                        110,869             180,869
                                                            ----------            --------

Total Liabilities                                              505,348             572,072
                                                            ----------            --------

Commitments and Contingencies

Minority Interest                                               60,037              58,759
                                                            ----------            --------

Preferred Stock                                                 28,160              28,160
                                                            ----------            --------

Stockholders' Equity:
Preferred Stock, Par Value $.01/share 5,000,000 Shares
Authorized, 4,800,000 Shares Designated as Series 1997-
A Convertible Preferred, 2,800,000 Shares Outstanding at
March 31, 1998 and December 31, 1997                                17                  17

Common Stock, Par Value $.01/share, 95,000,000 Shares
Authorized, 31,911,008 and 23,448,852 Outstanding at
March 31, 1998 and December 31, 1997, respectively                 319                 234

Paid in Capital in Excess of Par                               489,539             376,326
Dividends Paid in Excess of Net Income                         (95,786)            (91,773)
Total Stockholders' Equity                                     394,089             284,804
                                                            ----------            --------

Total                                                       $  987,634            $943,795
                                                            ----------            --------
                                                            ----------            --------

See the Accompanying Notes

                          BURNHAM PACIFIC PROPERTIES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           ---------------------------------
                                                                1998               1997
                                                           -------------      --------------
REVENUES
Rents                                                          $29,639             $12,803
Interest                                                           228                 174
                                                               -------             -------

Total Revenues                                                  29,867              12,977
                                                               -------             -------

EXPENSES

Interest                                                         9,466               3,331
Rental Operating                                                 8,252               3,629
General and Administrative                                       1,111                 843
Depreciation and Amortization                                    6,431               3,542
                                                               -------             -------

Total Costs and Expenses                                        25,260              11,345
                                                               -------             -------

Income From Operations Before Income from Unconsolidated
Subsidiaries, Distributions to Preferred Stockholders,
Distributions to Minority Interest Holders and Extraordinary
Item                                                             4,607               1,632

Income from Unconsolidated Subsidiaries                             95                  15
Distributions to Preferred Stockholders                         (1,400)
Distributions to Minority Interest Holders                      (1,166)                (11)
                                                               -------             -------
Income before Extraordinary Item                                 2,136               1,636
Loss from Early Extinguishment of Debt                           - 0 -                 (52)
                                                               -------             -------
Net Income                                                     $ 2,136             $ 1,584
                                                               -------             -------
                                                               -------             -------

BASIC AND DILUTED EARNINGS PER SHARE:
Income before Extraordinary Item                               $  0.09             $  0.10
Extraordinary Item                                               - 0 -                (.01)
                                                               -------             -------
Net Income                                                     $  0.09             $  0.09
                                                               -------             -------
                                                               -------             -------

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           ---------------------------------
                                                                1998               1997
                                                           -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                    $  2,136            $  1,584
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
   Depreciation and Amortization                                 6,431               3,542
   Provision for Bad Debt                                          175                 125
   Common Stock - Directors' Fees                                   87                  81
   Stock Options - Compensation Expense                             88
   Changes in Other Assets and Liabilities:
     Receivables and Other Assets                                 (173)             (1,845)
     Accounts Payable and Other Liabilities                     (1,039)                785
     Tenant Security Deposits                                       32                  36
                                                              --------            --------
Net Cash Provided By Operating Activities                        7,737               4,308
                                                              --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
 Capital Improvements                                          (42,650)            (59,200)
Proceeds from Sales of Real Estate                                                   7,852
                                                              --------            --------
Net Cash Used For Investing Activities                         (42,650)            (51,348)
                                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements                      10,000              29,083
Repayments Under Line of Credit Agreements                     (80,000)
Principal Payments of Notes Payable                            (20,094)            (35,727)
Proceeds from Issuance of Notes Payable                         26,472              59,910
Restricted Cash                                                    692
Dividends Paid                                                  (6,160)             (4,275)
Issuance of Stock-Net                                          113,135
Payment for Minority Interest                                     (162)
                                                              --------            --------
Net Cash Provided for Financing Activities                      43,883              48,991
                                                              --------            --------

Net Increase in Cash and Cash Equivalents                        8,970               1,951
Cash and Cash Equivalents at Beginning Of Period                 6,841               4,095
                                                              --------            --------
Cash and Cash Equivalents at End Of Period                    $ 15,811            $  6,046
                                                              --------            --------
                                                              --------            --------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

Cash Paid During Three Months For Interest                    $  9,719            $  4,469
                                                              --------            --------
                                                              --------            --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
Notes Payable Assumed                                                               $3,693
Operating Partnership Units Issued in Connection with
   Real Estate Acquisition                                                              22
Proceeds from Notes Payable                                                         25,400
Cash Paid For Real Estate                                                           23,068
                                                                                  --------
Fair Value of Real Estate Acquired                                                $ 52,183
                                                                                  --------
                                                                                  --------

See the Accompanying Notes

                          BURNHAM PACIFIC PROPERTIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 1998, DECEMBER 31, 1997, AND MARCH 31, 1997
                                    (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the audited financial statements of Burnham Pacific Properties, Inc. for the year ended December 31, 1997. Certain of the 1997 amounts have been reclassified to conform to 1998 presentation.

     Dividends Per Share - Dividends of .2625 cents per share were paid on March 31,1998 to shareholders of record on March 24, 1998.

     On March 18, 1998, the Emerging Issues Task Force of the Financial Accounting Standard Board issued EITF Number 97-11, requiring the expensing of internal acquisition costs in the period incurred, effective on the date the standard was issued. Prior to this standard, internal acquisition costs were capitalized into the related completed acquisitions. The Company does not believe that the implementation of this standard will have a material impact on future financial statements of the Company.

2.   NET INCOME PER SHARE

     Net income per share is computed by dividing net income for the respective periods by the weighted average number of shares outstanding during the applicable period.

     At December 31, 1997, the Company adopted the Financial Accounting Standards Boards (FASB) Statement of Financial Accounting Standards
     (SFAS) No. 128, EARNINGS PER SHARE (EPS). This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS does reflect the potential dilution created by stock equivalents if such equivalents are converted into common stock and is calculated in the same manner as fully Diluted EPS illustrated in APB Opinion Number 15, "Earnings Per Share."

The following tables are the reconciliations from the basic to the diluted
EPS computations for "net income before extraordinary item" for the quarters ended March 31, 1998 and 1997 (dollars except per share amounts in thousands):


                                                               Income         Shares      Per Share
                                                             (Numerator)   (Denominator)    Amount
                                                             -----------   -------------  ----------
For the Quarter Ended March 31, 1998

Basic EPS
Net Income Before Extraordinary Item                            $2,136       23,640,659      $0.09
Effect of Dilutive Securities:
  Stock Options                                                                 125,513
Diluted EPS
Net Income Before Extraordinary Item, after
assumed conversion of common share
equivalents
                                                                ------       ----------      -----
                                                                $2,136       23,766,172      $0.09
                                                                ------       ----------      -----

For the Quarter Ended March 31, 1997

Basic EPS
Net Income Before Extraordinary Item                            $1,636       17,096,519      $0.10
Effect of Dilutive Securities:
  Stock Options                                                                   6,734
Diluted EPS
Net Income Before Extraordinary Item,
after assumed conversion of common share
equivalents
                                                                ------       ----------      -----
                                                                $1,636       17,103,253      $0.10
                                                                ------       ----------      -----
                                                                ------       ----------      -----

3.   ISSUANCE OF SECURITIES

     On March 30, 1998, the Company issued 7,475,000 shares of Common Stock at a public offering price of $14.125 per share. In addition, on March 30, 1998, the Company issued 965,518 shares of Common Stock to a Unit Investment Trust at a price based upon the March 25, 1998 market value of $14.50 per share. The combined shares were sold pursuant to the Company's shelf registration statements. The net proceeds from the combined offerings of $113,353,000 were used to reduce borrowings under the Company's Credit Facility, pay off the balance outstanding under a construction loan agreement secured by one of the Company's development properties and for general working capital purposes.

     At March 31, 1998, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

4.   REAL ESTATE

     Real Estate is summarized as follows (in thousands):

                                                           March 31, 1998   December 31, 1997
                                                           --------------   -----------------
     Retail Centers                                         $  865,302            $845,536
     Office/Industrial Buildings                                57,861              57,846
     Retail Centers Under Development                           79,060              56,443
     Other                                                       4,527               4,930
                                                            ----------            --------
                  Total Real Estate                          1,006,750             964,755
     Accumulated Depreciation                                  (61,681)            (55,823)
                                                            ----------            --------
     Real Estate-Net                                        $  945,069            $908,932
                                                            ----------            --------
                                                            ----------            --------

     On February 3, 1998, the Company purchased a retail shopping center for approximately, $14,825,000. The acquisition was financed with a new $7,000,000, 7-year mortgage loan bearing interest at 7.54% secured by the shopping center, with the balance coming from borrowings under the Company's Credit Facility.

5.   SUBSEQUENT EVENT

     On May 11, 1998, at the Company's 1998 Annual Meeting, the holders of the Company's Common Stock approved the issuance of Common Stock upon the conversion of $70,000,000 stated value of the Company's outstanding Series A Preferred Stock. As a result, the Company's consolidated balance sheet will be subsequently adjusted to reclassify $28,160,000 of Preferred Stock into Stockholders' Equity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
March 31, 1998 and 1997:

During the three months ended March 31, 1998, net income increased $552,000 or 35%, to $2,136,000 ($0.09 per share) compared to $1,584,000 ($0.09 per
share) for the same period in 1997.   The increase in net income is primarily
attributable to increased net operating income (total rental revenues less rental operating expenses) aggregating $12,213,000, resulting from new leasing and higher levels of expense reimbursements of core portfolio properties and the acquisition of approximately $598,100,000 of shopping centers in 1997. The aforementioned increases to net income were partially offset by increases in depreciation and amortization, general and administrative expenses and interest expense of $2,889,000, $268,000, and $6,135,000, respectively.

Total revenues increased $16,890,000 to $29,867,000 in 1998 from $12,977,000 in 1997. This increase is primarily attributable to the acquisition activity in 1997.

Rental operating expenses increased $4,623,000 to $8,252,000 in 1998 from $3,629,000 in 1997. This increase is primarily attributable to the addition of new properties in 1997.

Interest expense increased $6,135,000 to $9,466,000 in 1998 from $3,331,000 in 1997. The overall increase in interest expense is primarily related to the 1997 acquisitions. The debt outstanding (exclusive of $14,985,000 of fixed rate mortgage debt in unconsolidated subsidiaries) on March 31, 1998 and related weighted average rate were $486,758,000 and 7.53% respectively, compared to $235,411,000 and 8.00% on March 31, 1997. Interest capitalized in conjunction with development and expansion projects was $1,137,000 for the three months ended March 31, 1998, as compared to $730,000 for the same period in 1997.

Depreciation and Amortization expenses increased $2,889,000 to $6,431,000 in 1998 from $3,542,000 in 1997. The increase is primarily attributable to the growth related to the shopping centers acquired in 1997.

General and Administrative expenses increased $268,000 to $1,111,000 in 1998 from $843,000 in 1997. The increase is attributable to the growth of the Company primarily related to the 1997 acquisitions and developments.

FUNDS FROM OPERATIONS
March 31, 1998 and 1997

The Company considers Funds From Operations (FFO) to be a relevant supplemental measure of the performance of an equity REIT since such measure does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. FFO means net income (computed in accordance with generally accepted accounting principles), before gains (or losses) from debt restructuring and sales of property, plus depreciation of real property. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

For the three months ended March 31, 1998, FFO increased $3,127,000 to $8,086,000 as compared to $4,959,000 for the same period in 1997. The increase was net of several effects, but was primarily attributable to the increase in revenues from core portfolio properties, acquisitions, and development. FFO as presented here may not be comparable to similarly titled measures used by other companies.

The calculation of FFO for the respective periods is as follows (in thousands):

                                                        Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                        1998           1997
                                                       -------        ------
Net Income                                             $ 2,136         $1,584
  Adjustments:
Depreciation of Real Estate and Tenant Improvements      5,796          3,233
Amortization of Leasing Costs                              154             90
Early Extinguishment of Debt                               -0-             52
                                                       -------         ------
Funds from Operations-Basic                              8,086          4,959
Effect of Dilutive Securities:
  Operating Partnership Units                            1,166             11
  Convertible Preferred Stock                            1,400            -0-
                                                       -------         ------
Funds from Operations-Dilutive                         $10,652         $4,970
                                                       -------         ------
                                                       -------         ------

MATERIAL CHANGES IN FINANCIAL CONDITION
March 31, 1998 compared to December 31, 1997:

On February 3, 1998, the Company purchased a retail shopping center for approximately, $14,825,000. The acquisition was financed with a new $7,000,000, 7-year mortgage loan bearing interest at 7.54% secured by the shopping center, with the balance coming from borrowings under the Company's Credit Facility.

As of March 31, 1998, and December 31, 1997 approximately $2,950,000 and $2,463,000, respectively, of straight-lined rent are included in other assets.

The Company has a $205,000,000 Credit Facility of which $135,000,000 is secured or to be secured by mortgages on various of the Company's properties and $70,000,000 is unsecured. The Credit Facility bears interest at rates of LIBOR (London Inter-Bank Offer Rate) plus 1.40% for secured borrowings or LIBOR plus 1.50% for unsecured borrowings. The Credit Facility is scheduled to mature in November 1998, with a one year extension option available. At March 31, 1998, borrowings of approximately $110,869,000 were outstanding under the secured portion of the Credit Facility and $0 was outstanding under the unsecured portion.

At March 31, 1998, the Company had $19,472,000 outstanding under a $44,457,000 construction loan, secured by one of the Company's development properties. The remaining availability of $24,985,000 is expected to be used to fund the completion of a 131,500 square foot entertainment center in downtown San Francisco, California. Borrowings under this loan bear interest at LIBOR plus 1.90% or at prime plus .50%. The loan matures in January 1999.


At March 31, 1998, the Company's capitalization consisted of $486,758,000 of debt (excluding the Company's proportionate share of joint venture mortgage debt which is approximately 25% of $14,985,000), $120,000,000 of preferred stock and preferred operating partnership units, and $476,852,000 of market equity (market equity is defined as (i) the sum of the number of outstanding shares of Common Stock of the Company plus Common Units of the Operating Partnership held by partners of the

Operating Partnership other than the Company, multiplied by (ii) the closing price of the share of Common Stock on the New York Stock Exchange at March 31, 1998 of $14.625) resulting in a debt to total market capitalization ratio of .45 to 1.0 compared to the ratio of .53 to 1.0 at December 31, 1997. At March 31, 1998, the Company's total debt consisted of $354,808,000 of fixed rate debt, and $131,950,000 of variable rate debt.

On March 30, 1998, the Company issued 7,475,000 shares of Common Stock at a public offering price of $14.125 per share. In addition, on March 30, 1998, the Company issued 965,518 shares of Common Stock to a Unit Investment Trust at a price based upon the March 25, 1998 market value of $14.50 per share.
The combined shares were sold pursuant to the Company's shelf registration statements. The net proceeds from the combined offerings of $113,353,000 were used to reduce borrowings under the Company's Credit Facility, pay off the balance outstanding under a construction loan agreement secured by one of the Company's development properties and for general working capital purposes.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings, private placements of debt and equity securities and proceeds from sales of non-strategic assets. At March 31, 1998, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

FORWARD LOOKING STATEMENTS

The preceding comments in this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Reference is made to the Company's Form 10-K Report for the year ended December 31, 1997 under the caption "Risk Factors" for a discussion of certain factors which could cause the Company's actual results to differ materially from those set forth in the forward-looking statements.

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

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following Exhibits are part of this report:

        27.0  Financial Data Schedule.

(b) There were no reports on Form 8-K filed during or with respect to matters occurring within the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BURNHAM PACIFIC PROPERTIES, INC.


Date: March 14, 1998              By: /s/ J. DAVID MARTIN
                                      ---------------------------------------
                                      J. David Martin, Chief Executive Officer


Date: March 14, 1998              By: /s/ DANIEL B. PLATT
                                      ---------------------------------------
                                      Daniel B. Platt, Chief Financial Officer