Form 10-Q
period 1998-06-30
BURNHAM PACIFIC PROPERTIES INC
filed 1998-08-14
CIK 805730

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                               --------------    ----------------
Commission file number  1-9524


                          BURNHAM PACIFIC PROPERTIES, INC.
              ------------------------------------------------------
              (Exact name of Registrant as specified in its Charter)


                Maryland                                   33-0204162
---------------------------------------------- ---------------------------------
(State of other jurisdiction of incorporation) (IRS Employer Identification No.)


610 West Ash Street, San Diego, California                          92101
------------------------------------------                        ----------
 (Address of principal executive offices)                         (Zip Code)

                                  (619) 652-4700
                 --------------------------------------------------
                 Registrant's telephone number, including area code

                                        NA
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO
                                               -----    -----
Number of shares of the Registrant's common stock outstanding at August 13, 1998: 31,932,008

                             PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          BURNHAM PACIFIC PROPERTIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1998 AND DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    (UNAUDITED)

ASSETS                                              June 30, 1998  December 31, 1997
                                                    -------------  -----------------
 Real Estate                                          $1,093,564      $964,755
 Less Accumulated Depreciation                           (67,841)      (55,823)
                                                      ----------      --------
 Real Estate-Net                                        1,025,723       908,932
 Cash and Cash Equivalents                                  6,219         6,841
 Restricted Cash                                            5,054         5,242
 Receivables-Net                                            9,560         7,456
 Investment in Unconsolidated Subsidiaries                  3,683         3,683
 Other Assets                                              12,196        11,641
                                                       ----------      --------
 Total                                                 $1,062,435      $943,795
                                                       ----------      --------
                                                       ----------      --------
 LIABILITIES AND STOCKHOLDERS'  EQUITY
 Liabilities:
 Accounts Payable and Other Liabilities                   $17,890       $19,296
 Tenant Security Deposits                                   2,731         2,396
 Notes Payable                                            406,988       369,511
 Line of Credit Advances                                  137,869       180,869
                                                       ----------      --------
 Total Liabilities                                        565,478       572,072
                                                       ----------      --------

 Commitments and Contingencies


 Minority Interest                                         71,024        58,759
                                                       ----------      --------

 Preferred Stock                                                0        28,160
                                                       ----------      --------

 Stockholders' Equity:

 Par Value $.01/share Preferred Stock, 5,000,000
 Shares  Authorized;  4,800,000 Shares Designated as
 Series   1997-A  Convertible  Preferred,  2,800,000
 Shares  Outstanding  at  June 30, 1998 and December           28            17
 31, 1997

 Common Stock, $.01 Par Value, 95,000,000 Shares
 Authorized; 31,932,008 and 23,448,852 Shares
 Outstanding at June 30, 1998, and
 December 31, 1997, Respectively                              319           234

 Paid in Capital in Excess of Par                         524,639       376,326
 Dividends Paid in Excess of Net Income                  (99,053)      (91,773)
                                                       ----------      --------


 Total Stockholders' Equity                               425,933       284,804
                                                       ----------      --------
 Total                                                 $1,062,435      $943,795
                                                       ----------      --------
                                                       ----------      --------

See the Accompanying Notes

                          BURNHAM PACIFIC PROPERTIES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           6/30/98    6/30/97     6/30/98  6/30/97
                                                           ----------------------------------------
REVENUES
 Rents                                                      $31,899   $ 16,798    $61,538  $ 29,601
 Interest                                                       226        189        454       363
                                                            -------   --------    -------  --------
 Total Revenues                                              32,125     16,987     61,992    29,964
                                                            -------   --------    -------  --------

 COSTS AND EXPENSES

 Interest                                                     7,749      4,725     17,215     8,056
 Rental Operating                                             8,596      4,757     16,848     8,386
 General and Administrative                                   1,392        712      2,503     1,555
 Depreciation and Amortization                                6,750      3,387     13,181     6,929
                                                            -------   --------    -------  --------
 Total Costs and Expenses                                    24,487     13,581     49,747    24,926
                                                            -------   --------    -------  --------

 Income From Operations Before
   Income from Unconsolidated
   Subsidiaries, Minority Interest
   and Extraordinary Item                                     7,638      3,406     12,245     5,038
 Income from Unconsolidated
    Subsidiaries                                                 33         49        128        64
 Minority Interest                                          (1,159)       (11)    (2,325)      (22)
                                                            -------   --------    -------  --------
 Income before Extraordinary Item                             6,512      3,444     10,048     5,080
 Loss from Early Extinguishment of
    Debt                                                         --         --         --      (52)
                                                            -------   --------    -------  --------
 Net Income                                                $  6,512    $ 3,444    $10,048  $  5,028
 Dividends Paid to Preferred
    Stockholders                                            (1,400)         --    (2,800)        --
                                                            -------   --------    -------  --------
 Income Available to Common
    Stockholders                                           $  5,112    $ 3,444    $ 7,248  $  5,028
                                                            -------   --------    -------  --------
                                                            -------   --------    -------  --------

 BASIC AND DILUTED EARNINGS PER SHARE:

 Income before Extraordinary Item                             $0.16      $0.16      $0.26     $0.27
 Extraordinary Item                                              --         --         --   ( 0.01)
                                                            -------   --------    -------  --------
 Net Income                                                   $0.16      $0.16      $0.26     $0.26
                                                            -------   --------    -------  --------
                                                            -------   --------    -------  --------

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                             6/30/98       6/30/97
                                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                   $10,048        $5,028
 Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
    Depreciation and Amortization                                              13,181         6,929
    Minority Interest                                                           2,325            22

    Provision for Bad Debt                                                        350           246

    Common Stock - Directors' Fees                                                172           151
    Stock Options - Compensation Expense                                          145            --
    Changes in Other Assets and Liabilities:
      Receivables and Other Assets                                            (4,169)       (2,554)
      Accounts Payable and Other                                                 (74)         1,923
      Tenant Security Deposits                                                    335           394
                                                                            ---------     ---------
 Net Cash Provided By Operating Activities                                     22,313        12,139
                                                                            ---------     ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for Acquisitions of Real Estate and Capital Improvements            (87,036)     (173,328)
 Proceeds from Sales of Real Estate                                                --         7,852
                                                                            ---------     ---------
 Net Cash Used For Investing Activities                                       (87,036)     (165,476)
                                                                            ---------     ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings Under Line of Credit Agreement                                     37,000       140,683
 Repayments Under Line of Credit Agreement                                   (80,000)      (74,146)
 Principal Payments of Notes Payable                                         (25,044)      (36,231)
 Proceeds from Issuance of Notes Payable                                       38,925        61,363
 Restricted Cash                                                                  188       (1,601)
 Issuance of Stock - Net                                                      112,976        73,175
 Distributions made to Minority Interest Holders                              (2,441)          (22)
 Payment for Minority Interest                                                  (175)            --
 Dividends Paid                                                              (17,328)      (10,133)
                                                                            ---------     ---------
 Net Cash Provided for Financing Activities                                    64,101       153,088
                                                                            ---------     ---------
 Net Decrease in Cash and Cash Equivalents                                      (622)         (249)
 Cash and Cash Equivalents at Beginning Of Period                               6,841         4,095
                                                                            ---------     ---------
 Cash and Cash Equivalents at End Of Period                                   $ 6,219       $ 3,846
                                                                            ---------     ---------
                                                                            ---------     ---------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash Paid During Six Months For Interest                                     $19,870        $9,306
                                                                            ---------     ---------
                                                                            ---------     ---------
 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES
 Notes Payable Assumed                                                        $23,596       $15,517
 Operating Partnership Units Issued in Connection with
 Real Estate Acquisitions                                                      18,083            23
 Proceeds from Notes Payable                                                       --         25,400
 Liability due to Seller                                                        1,352            --
 Cash Paid For Real Estate                                                     13,532        41,607
                                                                            ---------     ---------
 Fair Value of Real Estate Acquired                                           $56,563       $82,547
                                                                            ---------     ---------
                                                                            ---------     ---------

See the Accompanying Notes

                          BURNHAM PACIFIC PROPERTIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 1998, DECEMBER 31, 1997, AND JUNE 30, 1997
                                    (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the audited financial statements of Burnham Pacific Properties, Inc. for the year ended December 31, 1997. Certain of the 1997 amounts have been reclassified to conform to the 1998 presentation.

     Dividends Per Share - Dividends of .2625 cents per share were paid on June 30, 1998 to shareholders of record on June 23, 1998.

     On May 21, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF Number 98-9, requiring that the recognition of revenue related to percentage rent be deferred until the specified sales target is achieved. The Company does not believe that the implementation of this standard will have a material impact on future financial statements of the Company.

     The allowance for doubtful accounts was approximately $1,579,000 and $1,311,000 as of June 30, 1998 and December 31, 1997, respectively.

2.   NET INCOME PER SHARE

     Net income per share is computed by dividing net income for the respective periods by the weighted average number of shares outstanding during the applicable period.

     At December 31, 1997, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE (EPS) which replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated on the weighted average shares of common stock outstanding during the period. Diluted earnings per share includes the effect of all potential common shares.

The following table is the reconciliation from the basic to the diluted EPS computations for "net income" for the three and six month periods ended June 30, 1998 and 1997 (dollars except per share amounts in thousands):

                                                 Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                   1998         1997         1998         1997
                                                   ----         ----         ----         ----
 Numerator:
 Net Income                                     $ 6,512      $ 3,444     $ 10,048      $ 5,028
 Less:
  Dividends Paid to Preferred Stockholders      (1,400)           --      (2,800)           --
                                             ----------   ----------   ----------   ----------

 Income Available to Common
  Stockholders for Basic and Diluted
  Earnings Per Share                            $ 5,112      $ 3,444      $ 7,248      $ 5,028
                                             ----------   ----------   ----------   ----------
                                             ----------   ----------   ----------   ----------

 Denominator:
 Shares for Basic Earnings Per Share-
 weighted average shares outstanding         31,911,239   21,203,276   27,798,879   19,161,209

 Effect of Dilutive Securities:
 Stock Options                                  209,771       41,047      209,771       41,047
                                             ----------   ----------   ----------   ----------
 Shares for Diluted Earnings Per Share       32,121,010   21,244,323   28,008,650   19,202,256
                                             ----------   ----------   ----------   ----------
                                             ----------   ----------   ----------   ----------

 Basic Earnings Per Share                        $ 0.16       $ 0.16       $ 0.26       $ 0.26
                                             ----------   ----------   ----------   ----------
                                             ----------   ----------   ----------   ----------
 Diluted Earnings Per Share                      $ 0.16       $ 0.16       $ 0.26       $ 0.26
                                             ----------   ----------   ----------   ----------
                                             ----------   ----------   ----------   ----------


In 1998, dividends and shares from conversion of Preferred Stock were excluded from the diluted earnings per share calculations because they were anti-dilutive. (There was no Preferred Stock for the 1997 periods
presented).   In 1998 and 1997, minority interest expense and shares from the conversion of Operating Partnership units were excluded from the diluted earnings per share calculations because they were anti-dilutive.

3.   SECURITIES

     On May 11, 1998, at the Company's 1998 Annual Meeting, the holders of the Company's Common Stock approved the issuance of Common Stock upon the conversion of $70,000,000 stated value of the Company's outstanding Series A Preferred Stock. As a result, the Company's consolidated balance sheet was adjusted to reclassify $28,160,000 of Preferred Stock into Stockholders' Equity.

     At June 30, 1998, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

4.   REAL ESTATE

     Real Estate is summarized as follows (in thousands):

                                                June 30, 1998  December 31, 1997
                                                -------------  -----------------
      Retail Centers                                 $931,618           $845,536
      Office/Industrial Buildings                      57,872             57,846
      Retail Centers Under Development                 97,820             56,443
      Other                                             6,254              4,930
                                                  -----------           --------
            Total Real Estate                       1,093,564            964,755
      Accumulated Depreciation                        (67,841)           (55,823)
                                                  -----------           --------
      Real Estate-Net                              $1,025,723           $908,932
                                                  -----------           --------
                                                  -----------           --------

     On February 3, 1998, the Company purchased a retail shopping center for approximately, $14,825,000. The acquisition was financed with a new $7,000,000, 7-year mortgage loan bearing interest at 7.54% secured by the shopping center, with the balance coming from borrowings under the Company's Credit Facility.

     On May 28, 1998, the Company purchased a retail shopping center for approximately, $31,500,000. The acquisition was financed by the assumption of a $19,615,000 mortgage loan bearing interest at 9.20%, maturity in September 2011; the issuance of Operating Partnership units with a value of approximately, $10,715,000; and with the balance coming from borrowings under the Company's Credit Facility. The issuer of the $19,615,000 mortgage note is a bankruptcy remote, special purpose, partnership in which the Company has substantially all economic benefits.

     On June 3, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately, $10,600,000. The acquisition of the portfolio was financed by the issuance of Operating Partnership units with a value of approximately, $4,100,000; and with the balance coming from borrowings under the Company's Credit Facility.

     On June 9, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately, $13,100,000. The acquisition of the portfolio was financed by the issuance of Operating Partnership units with a value of approximately, $3,300,000; the assumption of a mortgage loan in an amount of approximately, $4,000,000 bearing interest at 10.13%, due in September 2000, secured by one of the properties; and with the balance coming from borrowings under the Company's Credit Facility.

5.   SUBSEQUENT EVENTS

     On July 23, 1998, the Company purchased a retail shopping center for approximately, $9,600,000. The acquisition was financed with borrowings under the Company's Credit Facility.

     On July 31, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately, $15,500,000. The acquisition of the portfolio was financed with borrowings under the Company's Credit Facility.

     On August 4, 1998, the Company sold the parking lot structure of its 1000 Van Ness project for approximately, $13,125,000. Proceeds of $7,875,000 were used to reduce borrowings under a construction loan secured by this project, with the remaining proceeds used to reduce borrowings under the Company's Credit Facility. No gain or loss resulted from such sale.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
June 30, 1998 and 1997:

During the three months ended June 30, 1998, net income increased $3,068,000 or 89%, to $6,512,000 ($0.16 per share) compared to $3,444,000 ($0.16 per share)
for the same period in 1997. For the six months ended June 30, 1998, net income increased $5,020,000 or 100% to $10,048,000 ($0.26 per share) compared to
$5,028,000 ($0.26 per share) for the same period in 1997. Income available to common stockholders increased to $5,112,000 for the three month period ended June 30, 1998 from $3,444,000 in 1997. For the six month period, income available to common stockholders increased from $5,028,000 in 1997 to $7,248,000 in 1998. The principal reasons for these changes are discussed in the following paragraphs.

Compared to the same period in 1997, revenues increased $15,138,000 for the three month period and $32,028,000 for the six month period. These increases were primarily attributable to the acquisition activity in 1997 and 1998 and a lease termination fee of approximately $1,795,000. The Company expects the same tenant to pay a final lease termination fee of approximately $1,795,000 during the three months ending September 30, 1998, in addition to their existing rental obligation of approximately $250,000.

Interest expense increased $3,024,000 for the 1998 three month period and $9,159,000 for the 1998 six month period, as compared to the same period in 1997. This increase is attributable to the increase in debt related to the Company's 1997 and 1998 acquisition activity, offset by the reduction in borrowings of the Company's Credit Facility as a result of the March 1998 and May 1997 Common Stock offerings. The debt outstanding (exclusive of approximately $14,934,000 of fixed rate mortgage debt in unconsolidated subsidiaries) on June 30, 1998 and related weighted average rate were $544,857,000 and 7.61% respectively, compared to $281,723,000 and 7.91% on June
30, 1997. Interest capitalized in conjunction with development and expansion projects was approximately $2,009,000 and $3,146,000 for the three and six months ended June 30, 1998, respectively, as compared to approximately $778,000 and $1,471,000 for the same periods in 1997.


Rental operating expenses increased over 1997 by $3,839,000 for the 1998 three month period and $8,462,000 for the 1998 six month period. This increase is primarily attributable to the addition of new properties in 1997 and 1998.

General and administrative expenses increased $680,000 and $948,000 for the 1998 three and six month periods, respectively, as compared to the same periods in 1997. These increases reflect increased staffing levels and the opening of offices in Concord, Sacramento, Fremont, Portland and Seattle.

Compared to the same period in 1997, depreciation and amortization expense increased $3,363,000 for the 1998 three month period and $6,252,000 for the 1998 six month period. This increase is primarily attributable to the growth related to the shopping centers acquired in 1997 and 1998.

FUNDS FROM OPERATIONS
June 30, 1998 and 1997

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

For the three and six months ended June 30, 1998, Basic FFO increased $4,777,000 and $7,904,000 respectively, compared to the same period in 1997. The increase was net of several effects, but was primarily attributable to the increase in revenues from acquisitions and a lease termination fee of approximately $1,795,000. The Company expects the same tenant to pay a final lease termination fee of approximately $1,795,000 during the three months ending September 30, 1998, in addition to their existing rental obligation of approximately $250,000.

The calculation of FFO for the respective periods is as follows (in thousands):

                                        Three Months Ended    Six Months Ended
                                               June 30,           June 30,
                                            1998       1997      1998      1997
                                            ----       ----      ----      ----
 Income Available to
  Common Stockholders                     $5,112     $3,444    $7,248    $5,028
   Adjustments:
 Depreciation of Real Estate and
   Tenant Improvements                     6,079      3,023    11,875     6,256
 Amortization of Leasing Costs               171        118       325       208
 Early Extinguishment of Debt                 --         --        --        52
                                         -------     ------   -------   -------
 Funds from Operations - Basic            11,362      6,585    19,448    11,544
 Adjustments:
 Dividends Paid to
  Preferred Stockholders                   1,400         --     2,800        --
 Minority Interest                         1,159         11     2,325        22
                                         -------     ------   -------   -------
 Funds from Operations - Dilutive        $13,921     $6,596   $24,573   $11,566
                                         -------     ------   -------   -------
                                         -------     ------   -------   -------

MATERIAL CHANGES IN FINANCIAL CONDITION
June 30, 1998 compared to December 31, 1997:

On February 3, 1998, the Company purchased a retail shopping center for approximately, $14,825,000. The acquisition was financed with a new $7,000,000, 7-year mortgage loan bearing interest at 7.54% secured by the shopping center, with the balance coming from borrowings under the Company's Credit Facility.

On May 28, 1998, the Company purchased a retail shopping center for approximately, $31,500,000. The acquisition was financed by the assumption of a $19,615,000 mortgage loan bearing interest at 9.20%, maturity in September 2011; the issuance of Operating Partnership units with a value of approximately, $10,715,000; and with the balance coming from borrowings under the Company's Credit Facility. The issuer of the $19,615,000 mortgage note is a bankruptcy remote, special purpose, partnership in which the Company has substantially all economic benefits.

On June 3, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately, $10,600,000. The acquisition of the portfolio was financed by the issuance of Operating Partnership units with a value of approximately, $4,100,000; and with the balance coming from borrowings under the Company's Credit Facility.

On June 9, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately, $13,100,000. The acquisition of the portfolio was financed by the issuance of Operating Partnership units with a value of approximately, $3,300,000; the assumption of a mortgage loan in an amount of approximately, $4,000,000 bearing interest at 10.13%, due in September 2000, secured by one of the properties; and with the balance coming from borrowings under the Company's Credit Facility.

As of June 30, 1998, and December 31, 1997 approximately, $4,006,000 and $3,185,000, respectively, of straight-lined rent is included in other assets.

At June 30, 1998, the Company's total debt was approximately $544,857,000 and consisted of approximately $373,462,000 of fixed rate debt, and $171,395,000 of variable rate debt. The Company has a $205,000,000 Credit Facility of which $135,000,000 is secured or to be secured by mortgages on various of the Company's properties and $70,000,000 is unsecured. The Credit Facility bears interest at rates of LIBOR (London Inter-Bank Offer Rate) plus 1.40% for secured borrowings or LIBOR plus 1.50% for unsecured borrowings. The Credit Facility is scheduled to mature in November 1998, with a one year extension option available. At June 30, 1998, borrowings of approximately $100,888,000 were outstanding under the secured portion of the Credit Facility and $36,981,000 was outstanding under the unsecured portion.

At June 30, 1998, the Company had approximately $31,925,000 outstanding under a $44,457,000 construction loan, secured by one of the Company's development properties. The remaining availability of $12,532,000 is expected to be used to fund the completion of a 131,500 square foot entertainment center in downtown San Francisco, California. Borrowings under this loan bear interest at LIBOR plus 1.90% or at prime plus .50%. The loan matures in January 1999.

At June 30, 1998, the Company's capitalization consisted of $544,857,000 of debt (excluding the Company's proportionate share of joint venture mortgage debt which is approximately 25% of $14,934,000), $120,000,000 of preferred stock and preferred Operating Partnership units, and approximately $478,723,000 of market equity (market equity is defined as (i) the sum of the number of outstanding shares of Common Stock of the Company plus Common Units of the Operating Partnership held by partners of the Operating Partnership other than the Company, multiplied by (ii) the closing price of the share of Common Stock on the New York Stock Exchange at June 30, 1998 of $14.1875) resulting in a debt to total market capitalization ratio of .48 to 1.0 compared to the ratio of .53 to
1.0 at December 31, 1997.

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

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings, private placements of debt and equity securities and proceeds from sales of non-strategic assets. At June 30, 1998, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

YEAR 2000 ISSUES

The Company recognizes the importance and complexity of the Year 2000 issue. A Year 2000 Committee has been formed to formulate the overall Company-wide strategic plan, and to manage the Company's Y2k efforts. This plan includes assessing the exposure to internal and external risks. The Company has substantially completed the assessment of internal risks relative to computer systems and believes that most of these systems are either Y2k compliant, or will be compliant by the first quarter of 1999. In connection with the Company's operating properties, the Company is evaluating all systems that contain embedded chips such as security systems, escalators, lighting, and HVAC systems. The Company will continue to commit the resources necessary to the management and elimination of Y2k risks. Although it is not possible to quantify the total cost of all corrections at this time, the Company does not expect that these costs will have a material adverse effect on its operations or financial condition. The Company expects that all internal Y2k issues will be solved prior to the year 2000.

The Company is currently evaluating the Y2k readiness of third parties such as tenants and vendors, and the impact, if any on the Company. However, the Company cannot quantify or ensure that these external systems, whether certified to be Y2k compliant or not, would not create difficulties before, on, or after the year 2000.

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

ITEM 2.  CHANGES IN SECURITIES:

During the three months ended June 30, 1998, the Operating Partnership of which the Company is the general partner, issued 1,236,123 limited partnership units in connection with the acquisition of a retail shopping center and two portfolios containing six retail shopping centers. Each such limited partnership unit is redeemable under certain circumstances for a share of the Company's Common Stock. No registration statement was necessary as the issuance did not involve a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On May 11, 1998, the Company held its regular Annual Meeting of Shareholders. Proxies for such meeting were solicited pursuant to Regulation 14 under the Act. At such meeting, three matters were presented for vote. The matters were
(1) the election of nine directors; (2) the approval to issue the Corporation's Common Stock upon the conversion or exchange of all of the Series 1997-A Convertible Preferred Stock of the Corporation and all of the Common Operating Partnership units and Preferred Operating Partnership units of the Corporation's recently formed operating partnership, Burnham Pacific Operating Partnership, L.P., and; (3) the approval of amendments to the Company's stock option and incentive plan. There was no solicitation in opposition to the nominated Directors and all such directors were elected for a one-year term.

Shares were voted as follows:

                                                                 WITHHELD/      BROKER
                                       FOR             AGAINST   ABSTAINED     NON-VOTES
                                       ---             -------   ---------  --------------
(1) Election of Directors
    ---------------------
Malin Burnham                          24,299,721          0       171,794         0
James D. Harper, Jr.                   24,294,692          0       176,823         0
James D. Klingbeil                     24,301,485          0       170,030         0
J. David Martin                        24,308,129          0       163,386         0
Nina B. Matis                          24,290,852          0       180,663         0
Donne P. Moen                          24,311,168          0       160,347         0
Thomas A. Page                         24,288,458          0       183,057         0
Philip S. Schlein                      24,299,708          0       171,807         0
Robin Wolaner                          24,302,461          0       161,054         0

(2) Issuance Upon Conversion           18,315,193      358,968       303,697    440,873
    ------------------------

(3) Stock Option and Incentive Plan    22,058,948    2,032,663       379,729       0
    -------------------------------

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following Exhibits are part of this report:

          The contracts filed as Exhibits to the Form 8-K reports described in
          (b) below are incorporated by reference herein.

          27.0  Financial Data Schedule.

(b) The following reports on Form 8-K were filed during or with respect to matters occurring within the period covered by this report:

Form 8-K Report filed April 6, 1998, (earliest event reported March 24, 1998):
Item 5, regarding underwriting agreement regarding the underwritten public offering of 7,465,518 shares of the Company's Common Stock and an option to purchase an additional 975,000 shares of Common Stock.

Form 8-K Report filed June 1, 1998, (earliest event reported May 11, 1998): Item 5, regarding amendment to the Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BURNHAM PACIFIC PROPERTIES, INC.


Date:       8/13/98                By:  /s/ J. David Martin
     -----------------------          ------------------------------------------
                                        J. David Martin, Chief Executive Officer


Date:       8/13/98                By:  /s/ Daniel B. Platt
     -----------------------          ------------------------------------------
                                        Daniel B. Platt, Chief Financial Officer