Form 10-Q
period 1998-09-30
BURNHAM PACIFIC PROPERTIES INC
filed 1998-11-16
CIK 805730

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended September 30, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ______________ to ________________

Commission file number  1-9524


                        BURNHAM PACIFIC PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)


        Maryland                                        33-0204162
---------------------------------------      ---------------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
 incorporation)

610 West Ash Street, San Diego, California                92101
------------------------------------------   ---------------------------------
 (Address of principal executive offices)               (Zip Code)

                               (619) 652-4700
                           ----------------------
              Registrant's telephone number, including area code

                                     NA
                           ----------------------
         Former name, former address and former fiscal year if changed since last report.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES X  NO_____

Number of shares of the Registrant's common stock outstanding at November 16, 1998: 31,948,008

                          PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         BURNHAM PACIFIC PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                           September 30, 1998  December 31, 1997
                                           ------------------  -----------------
ASSETS
Real Estate                                     $1,132,408            $964,755
Less Accumulated Depreciation                      (74,564)            (55,823)
                                                ----------            --------
Real Estate-Net                                  1,057,844             908,932
Cash and Cash Equivalents                            4,563               6,841
Restricted Cash                                      8,908               5,242
Receivables-Net                                      5,554               7,456
Investment in Unconsolidated Subsidiaries            3,683               3,683
Other Assets                                        13,714              11,641
                                                ----------            --------
Total                                           $1,094,266            $943,795
                                                ----------            --------
                                                ----------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable and Other Liabilities          $   21,902            $ 19,296
Tenant Security Deposits                             2,937               2,396
Notes Payable                                      402,909             369,511
Line of Credit Advances                            173,899             180,869
                                                ----------            --------
Total Liabilities                                  601,647             572,072
                                                ----------            --------
Commitments and Contingencies

Minority Interest                                   70,554              58,759
                                                ----------            --------
Preferred Stock                                         --              28,160
                                                ----------            --------
Stockholders' Equity:
Par Value $.01/share Preferred Stock,
  5,000,000  Shares Authorized; 4,800,000
  Shares Designated as Series 1997-A
  Convertible Preferred, 2,800,000 Shares
  Outstanding at September 30, 1998 and
  December 31, 1997                                     28                  17

Common Stock, $.01/share Par Value,
  95,000,000 Shares Authorized; 31,948,008
  and 23,448,852 Shares Outstanding at
  September 30, 1998 and December 31,
  1997, Respectively                                   319                 234

Paid in Capital in Excess of Par                   524,872             376,326
Dividends Paid in Excess of Net Income            (103,154)            (91,773)
                                                ----------            --------
Total Stockholders' Equity                         422,065             284,804
                                                ----------            --------
Total                                           $1,094,266            $943,795
                                                ----------            --------
                                                ----------            --------

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                          ------------------    -----------------
                                            1998       1997       1998      1997
                                          -------    -------    -------   -------
REVENUES
Rents                                     $34,360    $17,958    $95,898   $47,559
Interest                                      179        159        633       522
                                          -------    -------    -------   -------
Total Revenues                             34,539     18,117     96,531    48,081
                                          -------    -------    -------   -------

EXPENSES
Interest                                    8,980     4,771      26,195    12,827
Rental Operating                            9,374     4,777      26,222    13,163
General and Administrative                  1,455       724       3,958     2,279
Depreciation and Amortization               7,741     3,802      20,922    10,731
                                          -------    -------    -------   -------
Total Costs and Expenses                   27,550    14,074      77,297    39,000
                                          -------    -------    -------   -------
Income from Operations Before
  Income from Unconsolidated
  Subsidiaries, Minority Interest
  and Extraordinary Item                    6,989      4,043     19,234     9,081
Income from Unconsolidated
    Subsidiaries                               32         79        160       143
Minority Interest                          (1,327)       (11)    (3,652)      (33)
                                          -------    -------    -------   -------
Income before Extraordinary Item            5,694      4,111     15,742     9,191
Loss from Early Extinguishment of Debt         --         --         --       (52)
                                          -------    -------    -------   -------
Net Income                                $ 5,694    $ 4,111    $15,742   $ 9,139
Dividends Paid to Preferred
    Stockholders                           (1,400)        --     (4,200)       --
                                          -------    -------    -------   -------
Income Available to Common
    Stockholders                          $ 4,294    $ 4,111    $11,542   $ 9,139
                                          -------    -------    -------   -------
                                          -------    -------    -------   -------
BASIC EARNINGS PER SHARE:
Income before Extraordinary Item          $  0.13    $  0.18    $  0.40   $  0.45
Extraordinary Item                             --         --         --      (.01)
                                          -------    -------    -------   -------
Net Income                                $  0.13    $  0.18    $  0.40   $  0.44
                                          -------    -------    -------   -------
                                          -------    -------    -------   -------
DILUTED EARNINGS PER SHARE:
Income before Extraordinary Item          $  0.13    $  0.18    $  0.39   $  0.45
Extraordinary Item                             --         --         --      (.01)
                                          -------    -------    -------   -------
Net Income                                $  0.13    $  0.18    $  0.39   $  0.44
                                          -------    -------    -------   -------
                                          -------    -------    -------   -------

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       --------------------
                                                         1998        1997
                                                       ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                             $  15,742  $   9,139
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
    Depreciation and Amortization                         20,922     10,731
    Minority Interest                                      3,652         33
    Provision for Bad Debt                                   519        371
    Common Stock - Directors' Fees                           256        243
    Stock Options - Compensation Expense                     221          -
Changes in Other Assets and Liabilities:
    Receivables and Other Assets                         (1,321)     (4,657)
    Accounts Payable and Other                             2,515      3,800
    Tenant Security Deposits                                 541        508
                                                       ---------  ---------
Net Cash Provided By Operating Activities                 43,047     20,168
                                                       ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
  Capital Improvements                                  (138,963)  (203,503)
Proceeds from Sales of Real Estate                        13,182     25,469
                                                       ---------  ---------
Net Cash Used For Investing Activities                  (125,781)  (178,034)
                                                       ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements                76,030    170,120
Repayments Under Line of Credit Agreements               (83,000)   (89,414)
Principal Payments of Notes Payable                      (29,123)   (36,788)
Proceeds from Issuance of Notes Payable                   38,925     61,979
Restricted Cash                                           (3,666)    (1,731)
Issuance of Stock - Net                                  113,101     73,175
Payment for Minority Interest                               (774)
Distributions made to Minority Interest Holders           (3,923)       (33)
Dividends Paid                                           (27,114)   (15,993)
                                                       ---------  ---------
Net Cash Provided for Financing Activities                80,456    161,315
                                                       ---------  ---------
Net  Increase (Decrease) in Cash and Cash Equivalents     (2,278)     3,449
Cash and Cash Equivalents at Beginning Of Period           6,841      4,095
                                                       ---------  ---------
Cash and Cash Equivalents at End Of Period             $   4,563  $   7,544
                                                       ---------  ---------
                                                       ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
Cash Paid During Nine Months For Interest              $  29,638  $  14,295
                                                       ---------  ---------
                                                       ---------  ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Notes Payable Assumed                                  $  23,596  $  16,916
Operating Partnership Units Issued in Connection with
   Real Estate Acquisitions                               18,313         66
Proceeds from Notes Payable                                   --     25,400
Liability due to Seller                                    1,452
Cash Paid For Real Estate                                 13,532     62,810
                                                       ---------  ---------
Fair Value of Real Estate Acquired                     $  56,893  $ 105,192
                                                       ---------  ---------
                                                       ---------  ---------

See Accompanying Notes

                          BURNHAM PACIFIC PROPERTIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           SEPTEMBER 30, 1998, DECEMBER 31, 1997, AND SEPTEMBER 30, 1997
                                    (UNAUDITED)

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

     Dividends Per Share - Dividends of $.2625 per common share and of $.50 per preferred share were paid on September 30, 1998 to shareholders of record on September 23, 1998.

     The allowance for doubtful accounts was approximately $1,584,000 and $1,311,000 as of September 30, 1998 and December 31, 1997, respectively.


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

     The following table is the reconciliation from the basic to the diluted EPS computations for "net income" for the three and nine month periods ended September 30, 1998 and 1997 (in thousands, except per share amounts):

                                                 Three Months Ended   Nine Months Ended
                                                     September 30,      September 30,
                                                 ------------------   -----------------
                                                    1998      1997      1998      1997
                                                  -------   ------    ------    -------
     Numerator:
     Net Income                                   $ 5,694   $ 4,111   $15,742   $ 9,139
     Less:
      Dividends Paid to Preferred Stockholders     (1,400)       --    (4,200)       --
                                                  -------   -------   -------   -------
     Income Available to Common
      Stockholders for Basic and Diluted
      Earnings Per Share                          $ 4,294   $ 4,111   $11,542   $ 9,139
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------

     Denominator:
     Shares for Basic Earnings Per Share-
       weighted average shares outstanding         31,933    23,434    29,161    20,601
     Effect of Dilutive Securities:
     Stock Options                                    191        89       188        89
                                                  -------   -------   -------   -------
     Shares for Diluted Earnings Per Share         32,124    23,523    29,349    20,690
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------

     Basic Earnings Per Share                     $  0.13   $  0.18   $  0.40   $  0.44
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------
     Diluted Earnings Per Share                   $  0.13   $  0.18   $  0.39   $  0.44
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------

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

3.   SECURITIES

     At September 30, 1998, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

4.   REAL ESTATE

     Real Estate is summarized as follows (in thousands):

                                        September 30, 1998    December 31, 1997
                                        ------------------    -----------------
     Retail Centers                               $967,872             $845,536
     Office/Industrial Buildings                    57,875               57,846
     Retail Centers Under Development               99,803               56,443
     Other                                           6,858                4,930
                                                ----------             --------
          Total Real Estate                      1,132,408              964,755
     Accumulated Depreciation                      (74,564)             (55,823)
                                                ----------             --------
     Real Estate-Net                             $1,057,844             $908,932
                                                ----------             --------
                                                ----------             --------


     On February 3, 1998, the Company purchased a retail shopping center for approximately $14,825,000. The acquisition was financed with a new $7,000,000 7-year mortgage loan bearing interest at 7.54% secured by the shopping center, with the balance coming from borrowings under the Company's Credit Facility.

     On May 28, 1998, the Company purchased a retail shopping center for approximately $31,500,000. The acquisition was financed by the assumption of a $19,615,000 mortgage loan bearing interest at 9.20%, maturity in September 2011; the issuance of Operating Partnership units with a value of approximately $10,715,000; with the balance coming from borrowings under the Company's Credit Facility. The issuer of the $19,615,000 mortgage note is a bankruptcy remote, special purpose, partnership in which the Company has substantially all economic benefits.

     On June 3, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $10,600,000. The acquisition of the portfolio was financed by the issuance of Operating Partnership units with a value of approximately $4,100,000; with the balance coming from borrowings under the Company's Credit Facility.

     On June 12, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $13,100,000. The acquisition of the portfolio was financed by the issuance of Operating Partnership units with a value of approximately $3,300,000; the assumption of a mortgage loan in an amount of approximately $4,000,000 bearing interest at 10.13%, due in September 2000, secured by one of the properties; with the balance coming from borrowings under the Company's Credit Facility.

     On July 23, 1998, the Company purchased a retail shopping center for approximately $9,600,000. The acquisition was financed with borrowings under the Company's Credit Facility.

     On July 31, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $15,500,000. The acquisition of the portfolio was financed with borrowings under the Company's Credit Facility.

     On August 4, 1998, the Company sold the parking lot structure of its 1000 Van Ness project for approximately $13,125,000. Net proceeds of $7,875,000 were used to reduce borrowings under a construction loan secured by this project, with the remaining proceeds used to reduce borrowings under the Company's Credit Facility. No gain or loss resulted from such sale.

     On September 1, 1998, the Company purchased a leasehold interest in a portion of a retail shopping center for approximately $1,100,000. The acquisition was financed with borrowings under the Company's Credit Facility.

5.   JOINT VENTURE

     Burnham Pacific Operating Partnership, L.P., ("Burnham OP") and the state of California Public Employees' Retirement System ("CalPERS") are the sole members of a limited liability company, BPP Retail, LLC, whose operating agreement constitutes a joint venture agreement between Burnham OP and CalPERS ("JV"). The LLC Agreement, dated August 31, 1998, contemplates that generally CalPERS will have an 80% interest and Burnham OP a 20% interest in the JV, whose purpose is to serve as the vehicle through which the parties invest in neighborhood, community, promotional and specialty retail centers in the Western United States. Burnham OP is the manager of the JV.

     As of October 1, 1998, CalPERS made an initial contribution to the JV of five retail properties in Colorado, Texas and Oregon, valued at approximately $80,000,000, of which it had previously been the sole owner under arrangements with previous advisors. On October 2, 1998, the JV purchased a retail shopping center for approximately $13,310,000. During the fourth quarter of 1998, Burnham OP intends to contribute properties owned directly by Burnham OP for purposes of its contribution. The JV agreement contemplates an aggregate $400 million investment by CalPERS and $100 million investment by Burnham OP through the period ending December 31, 1999, and provides for up to $165 million of leverage through mortgage or line of credit borrowings by the JV. Subject to certain qualifications, in making future acquisitions, Burnham OP is committed to offer qualifying retail property investment opportunities to the JV until the parties' respective investment obligations are satisfied, before making such acquisitions solely for its own direct account. There can be no assurance that the investment goals of the JV will be satisfied or that the parties may not agree to expand such goals or to vary their respective 80/20% participation in the JV.

     CalPERS is entitled to a priority return on its investment in the JV before any return is paid to Burnham OP. The priority return is equal to a 5.00% "real" (i.e., inflation adjusted) annual rate of return plus
     (i) a premium, depending upon the type of property, from 50 basis points on existing shopping center projects to 200 basis points on speculative development projects and 300 basis points on undeveloped land, and (ii) a further premium of up to 30 basis points depending upon the currently anticipated leverage on the properties owned by the JV.

     Burnham OP will receive specified annual asset management fees, property management fees, leasing, acquisition, disposition and development fees. In addition, after a preferred return to CalPERS, Burnham OP will be entitled to receive an incentive distribution equal to 25% of the total return provided the JV meets or exceeds certain performance benchmarks.

     The JV agreement specifies a term of 30 years, contemplates a real estate cycle of 9 years, and provides for the cumulative measurement of performance and total return. Accordingly, it is possible that in some years Burnham OP may not receive any distribution (other than the specified fees) with respect to its investment in the JV, because of its return being subordinated to CalPERS' priority return, although shortfalls in any year may be made up by performance in subsequent years. Also under certain circumstances, the return of Burnham OP's capital may be subordinated to the return of CalPERS' capital. While the payment of distributions to Burnham OP are subordinated to the payment of distributions to CalPERS, Burnham OP is not responsible to repay distributions that have been paid with respect to any prior period.

     Notwithstanding the specific duration and expected real estate cycle of the JV, either CalPERS or Burnham OP may terminate early the JV upon giving specified advance notice. Subject to certain limitations, either party may also cause the JV to sell any particular property. Also subject to certain limitations, CalPERS may elect to convert its JV interest in one or more designated properties into up to an aggregate of 9.8% of the number of shares of common stock of the Company then outstanding, with the number of shares to be issued to be determined pursuant to a formula based upon a number of factors including the net operating income of the properties involved, debt to market capitalization, weighted cost of debt and the Company's recent stock price at the time of the conversion.

     Under the JV agreement, Burnham OP is obligated to observe a number of policies established by CalPERS with respect to its investments generally, to consult regularly with CalPERS relative to its policies for real estate investments particularly, to establish an annual business plan for the JV that is subject to CalPERS' approval, to advise CalPERS concerning major developments, and to obtain CalPERS' approval before taking specified major activities with respect to the properties. The fair market value of each property will be determined annually by an independent appraiser selected by CalPERS. CalPERS has the right to terminate Burnham OP as the manager of the JV and as property manager of the JV properties at any time, in which event both parties have the unilateral right to terminate the JV.

     The Company expects to account for Burnham OP's investment in the JV on the equity method.

6.   SUBSEQUENT EVENTS

     On October 23, 1998, the Company purchased a leasehold interest in a portion of a retail shopping center for approximately $2,132,000. The acquisition was financed with borrowings under the Company's Credit Facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
September 30, 1998 and 1997:

During the three months ended September 30, 1998, net income increased $1,583,000 or 39%, to $5,694,000 compared to $4,111,000 for the same period in 1997. For the nine months ended September 30, 1998, net income increased $6,603,000 or 72% to $15,742,000 compared to $9,139,000 for the same period in 1997. Income available to common stockholders increased to $4,294,000 ($0.13 per share) for the three month period ended September 30, 1998 from $4,111,000 ($0.18 per share) in 1997. Income available to common stockholders increased to $11,542,000 ($0.40 per share) for the nine month period ended September 30, 1998 from $9,139,000 ($0.44 per share) in 1997. The principal reasons for these changes are discussed in the following paragraphs.

Compared to the same period in 1997, revenues increased $16,422,000 for the three month period and $48,450,000 for the nine month period. These increases were primarily attributable to the acquisition activity in 1997 and 1998 and a lease termination fee of approximately $1,895,000 and $3,690,000 for the three and nine month periods of 1998, respectively.

Interest expense increased $4,209,000 for the 1998 three month period and $13,368,000 for the 1998 nine month period, as compared to the same period in 1997. This increase is attributable to the net increase in debt related to the Company's 1997 and 1998 acquisition activity. The debt outstanding (exclusive of approximately $14,881,000 of fixed rate mortgage debt in unconsolidated subsidiaries) on September 30, 1998 and related weighted average rate were $576,808,000 and 7.56% respectively, compared to $295,951,000 and 7.76% on September 30, 1997. Interest capitalized in conjunction with development and expansion projects was approximately $1,731,000 and $4,877,000 for the three and nine months ended September 30, 1998, respectively, as compared to approximately $554,000 and $2,025,000 for the same periods in 1997.

Rental operating expenses increased over 1997 by $4,597,000 for the 1998 three month period and $13,059,000 for the 1998 nine month period. This increase is primarily attributable to the addition of new properties in 1997 and 1998.

General and administrative expenses increased $731,000 and $1,679,000 for the 1998 three and nine month periods, respectively, as compared to the same periods in 1997. These increases reflect increased staffing levels and the opening of offices in Concord, Sacramento, Fremont, Portland and Seattle.

Compared to the same period in 1997, depreciation and amortization expense increased $3,939,000 for the 1998 three month period and $10,191,000 for the 1998 nine month period, reflecting the acquisitions made during 1997 and 1998.

FUNDS FROM OPERATIONS
September 30, 1998 and 1997

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

For the three and nine months ended September 30, 1998, Basic FFO increased $3,698,000 and $11,602,000 respectively, compared to the same period in 1997.
 The increase was net of several effects, but was primarily attributable to the increase in revenues from acquisitions and a lease termination fee of approximately $1,895,000 and $3,690,000 for the three and nine month periods of 1998, respectively.

The calculation of FFO for the respective periods is as follows (in thousands):

                                                 Three Months Ended   Nine Months Ended
                                                     September 30,      September 30,
                                                 ------------------   -----------------
                                                    1998      1997      1998      1997
                                                  -------   ------    -------   -------
Income Available to
 Common Stockholders                              $ 4,294   $4,111    $11,542   $ 9,139
  Adjustments:
Depreciation of Real Estate and
  Tenant Improvements                               6,898    3,353     18,773     9,608
Amortization of Leasing Costs                         173      203        498       412
Early Extinguishment of Debt                           --       --         --        52
                                                  -------   ------    -------   -------

Funds from Operations - Basic                      11,365    7,667     30,813    19,211
Adjustments:
Dividends Paid to
 Preferred Stockholders                             1,400       --      4,200        --
Minority Interest                                   1,327       11      3,652        33
                                                  -------   ------    -------   -------
Funds from Operations - Diluted                   $14,092   $7,678    $38,665   $19,244
                                                  -------   ------    -------   -------
                                                  -------   ------    -------   -------

MATERIAL CHANGES IN FINANCIAL CONDITION
September 30, 1998 compared to December 31, 1997:

On February 3, 1998, the Company purchased a retail shopping center for approximately $14,825,000. The acquisition was financed with a new $7,000,000 7-year mortgage loan bearing interest at 7.54% secured by the shopping center, with the balance coming from borrowings under the Company's Credit Facility.

On May 28, 1998, the Company purchased a retail shopping center for approximately $31,500,000. The acquisition was financed by the assumption of a $19,615,000 mortgage loan bearing interest at 9.20%, maturity in September 2011; the issuance of Operating Partnership units with a value of approximately $10,715,000; with the balance coming from borrowings under the Company's Credit Facility. The issuer of the $19,615,000 mortgage note is a bankruptcy remote, special purpose, partnership in which the Company has substantially all economic benefits.

On June 3, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $10,600,000. The acquisition of the portfolio was financed by the issuance of Operating Partnership units with a value of approximately $4,100,000; with the balance coming from borrowings under the Company's Credit Facility.

On June 12, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $13,100,000. The acquisition of the portfolio was financed by the issuance of Operating Partnership units with a value of approximately $3,300,000; the assumption of a mortgage loan in an amount of approximately $4,000,000 bearing interest at 10.13%, due in September 2000, secured by one of the properties; with the balance coming from borrowings under the Company's Credit Facility.

On July 23, 1998, the Company purchased a retail shopping center for approximately $9,600,000. The acquisition was financed with borrowings under the Company's Credit Facility.

On July 31, 1998, the Company purchased a portfolio of three retail shopping centers. The purchase price of the portfolio was approximately $15,500,000. The acquisition of the portfolio was financed with borrowings under the Company's Credit Facility.

On August 4, 1998, the Company sold the parking lot structure of its 1000 Van Ness project for approximately $13,125,000. Net proceeds of $7,875,000 were used to reduce borrowings under a construction loan secured by this project, with the remaining proceeds used to reduce borrowings under the Company's Credit Facility. No gain or loss resulted from such sale.

On September 1, 1998, the Company purchased a leasehold interest in a portion of a retail shopping center for approximately $1,100,000. The acquisition was financed with borrowings under the Company's Credit Facility.

As of September 30, 1998, and December 31, 1997, approximately $4,778,000 and $3,185,000, respectively, of straight-lined rent is included in other assets.

At September 30, 1998, the Company's total debt was approximately $576,808,000 and consisted of approximately $372,065,000 of fixed rate debt, and $204,743,000 of variable rate debt. The Company has a $205,000,000 Credit Facility of which $135,000,000 is secured or to be secured by mortgages on various of the Company's properties and $70,000,000 is unsecured. The Credit Facility bears interest at rates of LIBOR (London Inter-Bank Offer Rate) plus 1.40% for secured borrowings or LIBOR plus 1.50% for unsecured borrowings. The Credit Facility is scheduled to mature in November 1998, with a one year extension option available, which the Company expects to exercise. At September 30, 1998, borrowings of approximately $110,018,000 were outstanding under the secured portion of the Credit Facility and $63,882,000 was outstanding under the unsecured portion.

At September 30, 1998, the Company had approximately $29,256,000 outstanding under a $36,582,000 construction loan, secured by one of the Company's development properties. The remaining availability of $7,326,000 is expected to be used to fund the completion of a 131,500 square foot entertainment center in downtown San Francisco, California. Borrowings under this loan bear interest at LIBOR plus 1.90% or at prime plus .50%. The loan matures in January 1999.

At September 30, 1998, the Company's capitalization consisted of $576,808,000 of debt (excluding the Company's proportionate share of joint venture mortgage debt which is approximately 25% of $14,881,000), $120,000,000 of preferred stock and preferred Operating Partnership units, and approximately $471,834,000 of market equity (market equity is defined as (i) the sum of the number of outstanding shares of Common Stock of the Company plus Common Units of the Operating Partnership held by partners of the Operating Partnership other than the Company, multiplied by (ii) the closing price of a share of Common Stock on the New York Stock Exchange at September 30, 1998 of $13.94), resulting in a debt to total market capitalization ratio of .49 to 1.0 compared to the ratio of .53 to 1.0 at December 31, 1997.

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

Burnham Pacific Operating Partnership, L.P., ("Burnham OP") and the state of California Public Employees' Retirement System ("CalPERS") are the sole members of a limited liability company, BPP Retail, LLC, whose operating agreement constitutes a joint venture agreement between Burnham OP and CalPERS ("JV"). The LLC Agreement, dated August 31, 1998, contemplates that generally CalPERS will have an 80% interest and Burnham OP a 20% interest in the JV, whose purpose is to serve as the vehicle through which the parties invest in neighborhood, community, promotional and specialty retail centers in the Western United States. Burnham OP is the manager of the JV.

As of October 1, 1998, CalPERS made an initial contribution to the JV of five retail properties in Colorado, Texas and Oregon, valued at approximately $80,000,000, of which it had previously been the sole owner under arrangements with previous advisors. On October 2, 1998, the JV purchased a retail shopping center for approximately $13,310,000. During the fourth quarter of 1998, Burnham OP intends to contribute properties owned directly by Burnham OP for purposes of its contribution. The JV agreement contemplates an aggregate $400 million investment by CalPERS and $100 million investment by Burnham OP through the period ending December 31, 1999, and provides for up to $165 million of leverage through mortgage or line of credit borrowings by the JV. Subject to certain qualifications, in making future acquisitions, Burnham OP is committed to offer qualifying retail property investment opportunities to the JV until the parties' respective investment obligations are satisfied, before making such acquisitions solely for its own direct account. There can be no assurance that the investment goals of the JV will be satisfied or that the parties may not agree to expand such goals or to vary their respective 80/20% participation in the JV.

CalPERS is entitled to a priority return on its investment in the JV before any return is paid to Burnham OP. The priority return is equal to a 5.00% "real" (i.e., inflation adjusted) annual rate of return plus (i) a premium, depending upon the type of property, from 50 basis points on existing shopping center projects to 200 basis points on speculative development projects and 300 basis points on undeveloped land, and (ii) a further premium of up to 30 basis points depending upon the currently anticipated leverage on the properties owned by the JV.

Burnham OP will receive specified annual asset management fees, property management fees, leasing, acquisition, disposition and development fees. In addition, after a preferred return to CalPERS, Burnham OP will be entitled to receive an incentive distribution equal to 25% of the total return provided the JV meets or exceeds certain performance benchmarks.

The JV agreement specifies a term of 30 years, contemplates a real estate cycle of 9 years, and provides for the cumulative measurement of performance and total return. Accordingly, it is possible that in some years Burnham OP may not receive any distribution (other than the specified fees) with respect to its investment in the JV, because of its return being subordinated to CalPERS' priority return, although shortfalls in any year may be made up by performance in subsequent years. Also under certain circumstances, the return of Burnham OP's capital may be subordinated to the return of CalPERS' capital. While the payment of distributions to Burnham OP are subordinated to the payment of distributions to CalPERS, Burnham OP is not responsible to repay distributions that have been paid with respect to any prior period.

Notwithstanding the specific duration and expected real estate cycle of the JV, either CalPERS or Burnham OP may terminate early the JV upon giving specified advance notice. Subject to certain limitations, either party may also cause the JV to sell any particular property. Also subject to certain limitations, CalPERS may elect to convert its JV interest in one or more designated properties into up to an aggregate of 9.8% of the number of shares of common stock of the Company then outstanding, with the number of shares to be issued to be determined pursuant to a formula based upon a number of factors including the net operating income of the properties involved, debt to market capitalization, weighted cost of debt and the Company's recent stock price at the time of the conversion.

Under the JV agreement, Burnham OP is obligated to observe a number of policies established by CalPERS with respect to its investments generally, to consult regularly with CalPERS relative to its policies for real estate investments particularly, to establish an annual business plan for the JV that is subject to CalPERS' approval, to advise CalPERS concerning major developments, and to obtain CalPERS' approval before taking specified major activities with respect to the properties. The fair market value of each property will be determined annually by an independent appraiser selected by CalPERS. CalPERS has the right to terminate Burnham OP as the manager of the JV and as property manager of the JV properties at any time, in which event both parties have the unilateral right to terminate the JV.

The Company expects to account for Burnham OP's investment in the JV on the equity method.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings, private placements of debt and equity securities and proceeds from sales of non-strategic assets. At September 30, 1998, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

YEAR 2000 READINESS

The statements under this caption include "Year 2000 readiness disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act.

The Company continues to identify its Year 2000 issues. Currently, the Company is approximately halfway through its evaluation process. The Company's approach to becoming Year 2000 ready includes a standard set of methods and tools, including taking inventory, renovating if necessary, and testing. The Company does not believe that the costs associated with becoming Year 2000 ready will be material. The manufacturer of the accounting software that the Company is using has indicated that their software is materially Year 2000 compliant and a version of the software which is fully Year 2000 compliant will be available during the fourth quarter of 1998. Depending on the timing of the availability of this updated software, the Company plans to install it in the fourth quarter of 1998 or the first quarter of 1999. The Company believes that the hardware used to run the Company's software is Year 2000 compliant.

The Company is currently completing an inventory of the Year 2000 compliance status of the computer hardware and software used to run the property operating systems (i.e., security, energy, elevator and safety) at its properties. Once this inventory is complete, the Company will test the time-sensitive systems that have been represented to be Year 2000 compliant and reprogram or replace the systems found not to be Year 2000 compliant.

The Company's ability to complete the Year 2000 modifications outlined above prior to any anticipated impact on its operating systems is based on numerous assumptions of future events and is dependent upon numerous factors, including the ability of third party software and hardware manufacturers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. Accordingly, there can be no guarantee that these modifications will be successful.

Even if all of the Company's own systems are Year 2000 compliant, disruptions to the Company's business and operations could still occur if its tenants, business partners, suppliers and other parties are not ready. The Company is currently surveying material vendors and tenants regarding the Year 2000 compliance status of their computer hardware and software. The Company will review the results of this survey, assess the impact of the results on its operations and take whatever action is deemed necessary. Testing may be required for several, but not all, third parties. Test strategies and schedules will be unique to each situation once the Company understands the respective requirements and readiness levels.

Among other parties whose own failure to be Year 2000 compliant that could have an impact on the Company's business and operations are the governmental units and utility companies that provide services to the Company's properties and their respective tenants and customers. In addition to its significant tenants, the Company is seeking to ascertain the Year 2000 readiness of each utility company servicing each property and of each city, town, county or other governmental unit providing police, fire, traffic control and other governmental services relevant to the efficient operation of the property.

Depending upon its assessment of potential problems that the Company may face resulting from Year 2000 non-readiness of other parties, following completion of its survey of such other parties, the Company intends to determine if any contingency plans will be needed to deal with the non-readiness of others. At the present time, management does not believe that Year 2000 non-readiness of tenants is likely to have any significant effect on the Company and its operations (although significant non-readiness of an anchor tenant could conceivably adversely affect the business of such tenant to such an extent that not only might its ability to pay rent be adversely affected, but also that customer traffic and the business of other tenants at a particular property might be affected). Accordingly, management does not anticipate that the need to formulate contingency plans to deal with tenant non-readiness will be likely. Rather, management considers that any need to develop contingency plans will more likely arise with respect to the need to provide alternative service arrangements, which would probably be needed only for a relatively short period of time, for the continued operation of one or more individual properties in communities whose suppliers of services necessary for the efficient operation of the property are not expected to be fully Year 2000 compliant by January 1, 2000.

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

                              PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

The Company was not a party to any material legal proceedings during the period covered by this report or subsequently.

ITEM 2. CHANGES IN SECURITIES:

During the three months ended September 30, 1998, the Operating Partnership of which the Company is the general partner, issued 15,987 limited partnership units in connection with the acquisition of land to be used in the development of a retail shopping center. Each such limited partnership unit is redeemable under certain circumstances for a share of the Company's Common Stock. No registration statement was necessary as the issuance did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable.

ITEM 5. OTHER INFORMATION:

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)   The following Exhibits are part of this report:

10.1 Operating Agreement of BPP Retail, LLC dated August 31, 1998. This document constitutes the joint venture agreement between the State of California Public Employees' Retirement System and Burnham Pacific Operating Partnership, L.P. Omitted from the filing are exhibits that have no economic impact on the Company or Operating Partnership.

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

                                      BURNHAM PACIFIC PROPERTIES, INC.

Date:   //11-16-98//                  By:   //J. David Martin//
     --------------------------       ----------------------------------------
                                      J. David Martin, Chief Executive Officer

Date:   //11-16-98//                  By:    //Daniel B. Platt//
     --------------------------       ----------------------------------------
                                      Daniel B. Platt, Chief Financial Officer