Form 10-K405
period 1998-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 1999-03-30
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1998      Commission file number  1-9524

                        BURNHAM PACIFIC PROPERTIES, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)

        Maryland                                        33-0204162
        --------                                        ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

610 West Ash Street, San Diego, California                 92101
------------------------------------------                 -----
(Address of principal executive offices)                (Zip Code)

                                 (619) 652-4700
                                 --------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Title of Each Class                               On Which Registered
-------------------                               --------------------

Common Stock, $.01 Par Value                      New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

                                      None

-------------------------------------------------------------------------------
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

-------------------------------------------------------------------------------
Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

-------------------------------------------------------------------------------
At March 16, 1999 the aggregate market value of the Registrant's shares of common stock, $.01 par value, held by non-affiliates of the Registrant was $321,609,463.

-------------------------------------------------------------------------------
There were 31,954,008 shares of common stock outstanding at March 16, 1999.

-------------------------------------------------------------------------------
Part III and Item 5 incorporate certain provisions of the Registrant's Proxy Statement for its 1999 Annual Meeting to be filed subsequently.

FORWARD LOOKING STATEMENTS AND CERTAIN RISK FACTORS

Certain statements made in this Report are "forward-looking statements." Such forward-looking statements include, without limitation, statements relating to acquisitions (including related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, the effects of environmental and other regulations, as well as the costs, timing and effectiveness of year 2000 readiness. The words "anticipate," "assume," "believe," "estimate," "expect," "intend" and other similar expressions are generally used in the context of forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following:

     - we are subject to general risks affecting the real estate industry such as the need to enter into new leases or renew leases on favorable terms to generate rental revenues and dependence on our tenants' financial condition;

     - we are subject to competition for tenants from other owners of retail properties and our tenants are subject to competition from other retailers and methods of distribution of consumer goods; we are dependent upon the successful operations and financial condition of our tenants and subject to possible bankruptcy of tenants;

     - we may fail to anticipate the effects that changes in consumer buying practices and the retailing practices and space needs of our tenants will have on our properties; we may fail to identify, acquire, construct or develop additional properties; we may develop properties that do not produce a desired yield on invested capital; or we may fail to effectively integrate acquisitions of properties or portfolios of properties;

     - debt and equity financing for our business may not be available, or may not be available on favorable terms; we need to make distributions to our stockholders for us to qualify as a REIT, and if we need to borrow the funds to make distributions the borrowings may not be available on favorable terms;

     - we depend on the primary markets where our properties are located, and these markets may be adversely affected by local, as well as national, economic and market conditions which are beyond our control;

     -    we are subject to potential environmental liabilities;

     - we are subject to complex regulations relating to our status as a REIT and would be adversely affected if we failed to qualify as a REIT;

     - we and our tenants and suppliers may experience unanticipated delays or expenses in achieving year 2000 readiness; and

     - market interest rates could adversely affect the market prices for our Common Stock and our performance and cash flow.

ITEM 1.  BUSINESS

GENERAL

Burnham Pacific Properties, Inc. (the "Company") is a real estate operating company which acquires, rehabilitates, develops and manages retail properties in the western United States. The Company began operations through a predecessor in 1963 and became a real estate investment trust ("REIT") in 1987. The Company's properties (the "Properties") are primarily neighborhood and community shopping centers located in major metropolitan areas. The Company focuses its investments on shopping centers in mature trade areas with a limited supply of vacant land and with established consumer shopping patterns. As of December 31, 1998, the Company owned interests in 71 operating retail properties comprising approximately 8.6 million square feet of Company-owned gross leasable area ("GLA") and in one retail project currently under development. The Company also owns four office and industrial properties which it considers non-strategic and which it may sell as suitable opportunities arise.

The Company owns its properties and conducts substantially all of its business through Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership"), of which the Company is the sole general partner and, as the holder of preferred and common limited partnership units, the owner of a substantial majority of the economic interests. Other limited partners of the Operating Partnership are persons who have contributed interests in properties to the Operating Partnership in exchange for limited partnership units of the Operating Partnership. On January 1, 1998, the Operating Partnership became the paymaster and employer of all Company employees. At December 31, 1998, the Operating Partnership had 151 employees.

In August 1998, the Operating Partnership and the State of California Public Employees' Retirement system ("CalPERS") entered into a joint venture agreement for the acquisition of neighborhood, community, promotional and specialty shopping centers in the western United States. The joint venture agreement contemplates an aggregate $400 million investment by CalPERS and $100 million investment by the Operating Partnership, and provides for up to $165 million of leverage through mortgage or line of credit borrowings by the joint venture. On October 1, 1998, CalPERS made an initial contribution to the joint venture of five retail properties valued at approximately $80,000,000. During the fourth quarter, the joint venture purchased 5 retail properties for approximately $38.3 million. On December 22, 1998, the Operating Partnership made an initial contribution of two retail properties valued at approximately $22,195,000. On the same date, the Operating Partnership withdrew approximately $22,195,000 in cash from the joint venture pending finalization of the remainder of its required contributions, which is expected to be completed in the first quarter of 1999. The Company expects to conduct a significant portion of its acquisition activity through the CalPERS joint venture in 1999.

On March 9, 1999, the joint venture agreed to acquire 28 shopping centers owned by AMB Property Corporation aggregating 5.1 million square feet for approximately $663.4 million. The properties are to be acquired in three separate transactions, currently expected to close on or about April 30, July 31, and December 1, 1999. The Company has agreed to acquire six additional shopping centers from AMB aggregating 1.5 million square feet for approximately $284.4 million; if completed, this purchase, which is subject to the Company's obtaining financing and other conditions, is currently expected to close by year-end 1999. In connection with the AMB transaction, CalPERS and the Company agreed to increase the aggregate amount of indebtedness that the joint venture might incur through December 31, 2000 to approximately

$450,000,000 and the Company granted CalPERS an option expiring June 30, 2000 to purchase 1 million shares of Common Stock of the Company at an exercise price of $15.375 per share.

Historically, the Company has emphasized investments in properties located primarily in California. In late 1997, the Company expanded into the Pacific Northwest. The Company expects to expand its geographic presence through the activities of the CalPERS joint venture and, if completed through its acquisition of the AMB Properties.

The Company competes with real estate companies, pension funds and other real estate investors, many of which have greater financial resources than the Company, in seeking properties for acquisition, land for development, and tenants for leasing of properties.

There are numerous shopping centers that compete with the Properties in attracting retailers to lease space. In addition, retailers at the Properties face increasing competition from outlet malls, discount shopping clubs, direct mail, telemarketing and internet shopping.

The Company is incorporated under the laws of the State of Maryland. The Company's headquarters are located at 610 West Ash Street, Suite 1600, San Diego, California 92101, and its phone number is (619) 652-4700.

RETAIL PROPERTIES

As of December 31, 1998, the Company owned, either directly or through its interests in joint ventures, 71 operating retail properties comprising approximately 8.6 million square feet of Company-owned GLA. These Properties were located primarily in California, including 10 in the San Diego Region, 22 in the Los Angeles Region, and 22 in the San Francisco/Sacramento Region. In addition to the California Properties, the Company has 5 retail Properties in Oregon, 9 in Washington, 2 in New Mexico, and 1 in Utah.

These Properties consisted of 54 market/drug centers, 12 promotional centers, 3 entertainment centers, 1 convenience center, and one factory outlet center, and ranged in size from approximately 9,000 to approximately 517,000 square feet of Company-owned GLA. The Properties are designed to attract local and regional area customers and are typically anchored by one or more nationally or regionally known retailers. Depending on the market focus of a specific Property, major retailers at a Property may include supermarkets, drug stores, value-oriented discount stores, membership warehouses, multi-screen theatre complexes, shops or well-known specialty retailers.

The Company (primarily through the Operating Partnership and subsidiaries) owns 64 of these retail properties in fee and holds 7 under long-term ground leases with expiration dates ranging from 2013 to 2089. The Company leased these properties to approximately 1,240 different tenants and overall occupancy at year-end 1998 was approximately 91.3%. No individual Property or single tenant accounted for as much as 10% of the Company's revenues in 1998. No Property accounted for 10 percent or more of the total assets of the Company at December 31, 1998.

OFFICE/INDUSTRIAL PROPERTIES

As of December 31, 1998, the Company also owned 4 office/industrial Properties located in Southern California. These Properties range in size from approximately 29,000 square feet to approximately 338,000 square feet and aggregated approximately 591,000 square feet of Company-owned GLA. At year-end 1998, these Properties were 100% leased.

ACQUISITIONS

During 1998, the Company acquired interests in 14 shopping centers aggregating 1.0 million square feet of Company-owned GLA at an aggregate purchase price of approximately $98.3 million. The acquisitions consisted of the following:

ACQUISITIONS AND DISPOSITIONS

                                                                         12/31/98          Purchase
                                    Acquisition      Company- Owned      Percent          Price (1)
Property                                Date              GLA            Occupied       (in thousands)
-------                                 ----              ---            --------       --------------
Village East                            2/3/98          135,926              98.0%         $14,825
Lake Arrowhead Village                 5/27/98          229,069              94.3           31,500
Keizer Creekside                        6/2/98           61,943              91.1            5,362
Cruces Norte                            6/2/98           24,730              80.2            2,398
Park Manor                              6/3/98           28,454              72.7            2,808
Mission Plaza                          6/12/98           72,955              89.5            4,414
Plaza de Monterey                      6/12/98           37,482              98.1            5,826
Palms to Pines                         6/12/98           39,011             100.0            2,902
Greentree Plaza                        7/23/98           78,676              93.6            9,600
Farmington Village                     7/31/98           32,740              75.4            4,000
Young's Bay Plaza                      7/31/98           93,776              98.3            4,849
Greenway Town Center                   7/31/98           93,100              97.7            6,639
Ernst - Brickyard                       9/1/98           36,324             100.0            1,088
Ernst - Lynnwood                      10/23/98           52,850             100.0            2,132
                                                    -----------             -----      ----  -----
TOTAL/WEIGHTED AVERAGE                               1,017,036               94.2%         $98,343
                                                     ==========            =======         =======

(1) Excludes all closing costs.

The acquisitions were financed through a variety of sources including draws from revolving credit facilities, new mortgages, assumption of existing mortgages, issuance of Operating Partnership units, and issuances of Common Stock of the Company.

DEVELOPMENT

During 1998, the Company substantially completed the redevelopment of the historic 1000 Van Ness Property in downtown San Francisco. The Company is retaining the 123,840 square-foot entertainment and retail portion of this property, which is anchored by a 74,000 square-foot multiscreen theater opened by AMC Theaters in July 1998. During 1998, the Company sold the parking lot structure to an investor and commenced the transfer of the residential units to a residential developer, applying the proceeds to pay down a portion of a construction loan secured by the Property and to reduce borrowings on the Company's credit facility. No gain or loss was recognized on either of these transactions.

In late 1998, the Company began construction of a market, promotional and entertainment anchored shopping center located in the city of Pleasant Hill, California, containing approximately 355,000 square feet of Company-owned GLA.

DISPOSITIONS

In December 1998, the Company sold its Plaza Rancho Carmel convenience shopping center, which was considered non-strategic, for $2.8 million. The proceeds from the sales were used to reduce borrowings on the Company's credit facility.

ITEM 2.  PROPERTIES

The following table sets forth the completed operating properties owned by the Company at December 31, 1998:

                                     YEAR     PERCENT    COMPANY-OWNED     TOTAL     PRINCIPAL TENANTS
PROPERTY                           ACQUIRED    OWNED          GLA       OCCUPANCY   (LEASE EXPIRATION DATE)
-------                            --------    -----          ---       ---------   -----------------------
SAN DIEGO REGION
    SD Factory Outlet Center         1992        100%         158,087        98.7%   Nike (5/31/04)
    SAN YSIDRO, CA                                                                   Levi's/Dockers (1/31/01)
                                                                                     Guess (11/30/01)
                                                                                     Mikasa (12/31/03)

    Mesa Shopping Center             1984        100%         142,663       100.0%   Lucky's (11/30/09)
    SAN DIEGO (MIRA MESA), CA                                                        Rite-Aid (5/31/09)

    Wiegand Plaza II                 1986        100%         110,865        97.8%   AMC Theaters (12/31/02)
    ENCINITAS, CA                    1988                                            TJ Maxx (5/31/05)
                                     1990                                            Beverages & More (10/31/06)

    Navajo Shopping Center           1983        100%         110,420        89.0%   Albertson's (8/12/22)
    SAN DIEGO (LAKE MURRAY), CA      1993                                            Rite-Aid (12/31/16)
                                     1995

    SD Factory Outlet - K-Mart       1993        100%          98,194       100.0%   K-Mart (8/31/06)
    SAN YSIDRO, CA

    Independence Square              1983        100%          92,684        95.9%   Ethan-Allen Interiors (11/30/14)
    SAN DIEGO (KEARNEY MESA), CA                                                     Saddleback (11/30/05)

    Santee Village Square            1985        100%          81,785        92.1%   Santee Village 8 Theaters (12/31/98)
    SANTEE, CA

    Poway Plaza                      1988        100%          74,060        91.2%   Rite-Aid (5/31/07)
    POWAY, CA

    Ruffin Village                   1985        100%          44,594        93.7%   Mr. G's Restaurant (12/31/99)
    SAN DIEGO (KEARNEY MESA), CA                                                     Carl's Jr. (10/31/02)

    San Marcos Lucky Plaza           1997        100%          36,153        93.8%   Blockbuster Video (5/31/02)
    SAN MARCOS, CA                                                                   Kinko's (8/31/02)
                                                            ---------     --------
SAN DIEGO REGION TOTALS                                       949,505        95.9%
                                                            ---------     --------
LOS ANGELES REGION
    Plaza at Puente Hills            1993        100%         516,538        87.2%   IKEA (10/31/07)
    CITY OF INDUSTRY, CA                                                             Circuit City (1/31/08)
                                                                                     Smart & Final (11/30/11)
                                                                                     Office Depot (8/31/12)
                                                                                     Miller's Outpost (1/31/08)

    Valley Central                   1997        99%          480,092        95.2%   Wal-Mart (7/27/10)
    LANCASTER, CA                                                                    Staples (3/31/03)
                                                                                     HomeBase (8/31/08)
                                                                                     Michael's (2/28/00)
                                                                                     Circuit City (1/31/11)
                                                                                     Marshall's (1/31/01)
                                                                                     Cinemark Theaters (10/31/17)
                                                                                     99 Cents Only Stores (2/28/03)
                                       7

                                     YEAR     PERCENT    COMPANY-OWNED     TOTAL     PRINCIPAL TENANTS
PROPERTY                           ACQUIRED    OWNED          GLA       OCCUPANCY   (LEASE EXPIRATION DATE)
-------                            --------    -----          ---       ---------   -----------------------
    Westminster Center               1997        100%         378,717        92.0%   Lucky's (5/31/17)
    WESTMINSTER, CA                                                                  Rite-Aid (5/31/16)
                                                                                     Home Depot (1/31/12)
                                                                                     Edwards Theatres (2/28/12)
                                                                                     Hollytron (1/31/12)
                                                                                     Office Max (7/12/07)

    Mountaingate Plaza               1997        100%         282,163        90.5%   Michael's (8/31/99)
    SIMI VALLEY, CA                                                                  Rite-Aid (5/31/04)
                                                                                     Edwards Theaters (5/31/11)
                                                                                     TJ Maxx (11/30/02)
                                                                                     Bally's Fitness (6/28/08)
                                                                                     Heilig Meyers Furniture (12/31/00)

    Lake Arrowhead Village           1998        100%         229,069        94.3%   Stater Brothers (10/1/00)
    LAKE ARROWHEAD, CA

    Simi Valley Plaza                1997        100%         219,658        88.4%   Edwards Theatres (6/30/19)
    SIMI VALLEY, CA                                                                  HomeBase (1/31/11)

    Santa Fe Springs                 1997        100%         167,630        87.3%   Ralph's (9/30/07)
    SANTA FE SPRINGS, CA

    Crenshaw Imperial                1997        100%         151,151        88.3%   Ralph's (4/30/06)
    INGLEWOOD, CA                                                                    Rite-Aid (5/31/09)

    La Mancha Shopping Center        1988        100%         103,920        94.6%   Ralph's (4/30/99)
    FULLERTON, CA                                                                    Rite-Aid (5/31/99)
                                                                                     Ballard Wimer Brockett (4/30/04)

    Buena Vista Marketplace          1997        100%          91,819        97.2%   Ralph's (7/31/05)
    DUARTE, CA

    Menifee Town Center              1997        100%          79,134       100.0%   Ralph's (3/31/07)
    MENIFEE, CA

    Mission Plaza                    1998        100%          72,955        89.5%   Lucky's (11/30/10)
    CATHEDRAL CITY, CA

    Ralph's Center                   1997        100%          66,700       100.0%   Ralph's (12/31/07)
    REDONDO BEACH, CA

    Centerwood Plaza                 1997        100%          65,592        88.6%   32nd Street Market (5/31/08)
    BELLFLOWER, CA                                                                   Basically-A-Buck (5/31/08)

    Central Shopping Center          1997        100%          62,314        85.7%   Ralph's (8/31/02)
    VENTURA, CA

    Olympiad Plaza                   1997        100%          45,600       100.0%   Sav-On Drugs (9/30/00)
    MISSION VIEJO, CA                                                                First Nationwide Bank (9/30/00)

    Ontario Village                  1997        99%           39,954        86.3%   Men's Fashion (5/31/02)
    ONTARIO, CA                                                                      Payless Shoes (3/31/04)

    Palms to Pines                   1998        100%          39,011       100.0%   Metropolitan Theatres (6/30/01)
    PALM DESERT, CA                                                                  Blue Coyote Grill (12/31/06)

    Plaza de Monterey                1998        100%          37,482        98.1%   Hargate T.V. (4/14/01)
    PALM DESERT, CA                                                                  Kenny Rogers Roasters (12/31/98)


                                     YEAR     PERCENT    COMPANY-OWNED     TOTAL     PRINCIPAL TENANTS
PROPERTY                           ACQUIRED    OWNED          GLA       OCCUPANCY   (LEASE EXPIRATION DATE)
-------                            --------    -----          ---       ---------   -----------------------
    West Lancaster Plaza             1997        99%           29,318        43.4%   Blockbuster Video (6/30/03)
    LANCASTER, CA                                                                    T & C Grill (4/30/03)
                                                            ---------     --------
LOS ANGELES REGION TOTALS                                   3,158,817        91.2%
                                                            ---------     --------
SAN FRANCISCO REGION
    Fremont Hub                      1997        100%         493,575        73.8%   Safeway (10/31/04)
                                                                                     Ross Dress for Less (1/31/00)
                                                                                     Michael's (2/28/04)
                                                                                     Office Max (12/14/01)
                                                                                     Longs Drugs (2/28/03)
                                                                                     Old Navy (1/31/00)

    Prospector's Plaza               1997        100%         221,612        93.1%   Lucky's (11/30/06)
    PLACERVILLE, CA                                                                  Longs Drugs (2/28/07)
                                                                                     K-Mart (10/31/06)

    Santa Rosa Value Center          1997        100%         198,528        95.1%   Food-4-Less (8/31/05)
    SANTA ROSA, CA                                                                   Rite-Aid (5/31/09)
                                                                                     HomeBase (2/29/08)

    Fremont Gateway Plaza            1997        100%         195,092        99.6%   Raley's (12/31/20)
    FREMONT, CA                                                                      24 Hour Fitness (7/31/13)
                                                                                     Silver Cinemas (8/30/12)

    Hilltop Plaza                    1996        100%         191,451        92.8%   Circuit City (1/31/17)
    RICHMOND, CA                                                                     Barnes & Noble (5/20/07)
                                                                                     PetsMart (3/15/12)
                                                                                     Ross Dress for Less (1/31/08)
                                                                                     Office Max (11/30/11)

    Gateway Center                   1997        100%         182,054        95.7%   Best Buy (1/31/19)
    MARIN CITY, CA                                                                   Ross Dress for Less (1/31/07)
                                                                                     Longs Drugs (2/28/22)

    Southampton Center               1997        100%         162,390        87.7%   Raley's (11/30/13)
    BENECIA, CA

    Silver Creek Plaza               1997        100%         134,038        92.5%   Safeway (12/21/98)
    SAN JOSE, CA                                                                     Walgreens (12/31/11)

    Auburn Village                   1997        100%         133,956        96.3%   Bel Air Market (1/2/15)
    AUBURN, CA

    Summerhills Shopping Center      1997        100%         133,614        87.6%   Raley's (11/30/05)
    SACRAMENTO, CA

    1000 Van Ness                    1998        100%         123,840       100.0%   AMC Theaters (6/30/18)
    SAN FRANCISCO, CA                                                                Crunch Fitness (12/31/50)
                                                                                     Eatzi's Restaurant (12/31/50)

    Shasta Crossroads                1997        100%         121,334        93.5%   Food-4-Less (2/28/10)
    REDDING, CA

    Creekside Shopping Center        1997        100%         116,229        82.7%   Raley's (11/30/13)
    VACAVILLE, CA

    580 Marketplace                  1997        100%         100,165       100.0%   PW Foods (6/30/05)
    CASTRO VALLEY, CA                                                                24 Hour Fitness (12/31/02)


                                     YEAR     PERCENT    COMPANY-OWNED     TOTAL     PRINCIPAL TENANTS
PROPERTY                           ACQUIRED    OWNED          GLA       OCCUPANCY   (LEASE EXPIRATION DATE)
-------                            --------    -----          ---       ---------   -----------------------
    Cameron Park                     1997        99%           97,434        69.3%   Safeway (11/30/00)
    CAMERON PARK, CA

    Discovery Plaza                  1997        100%          93,398        94.1%   Bel Air Market (3/31/14)
    SACRAMENTO, CA

    Stanford Ranch                   1997        100%          89,874        95.1%   Bel Air Market (7/31/16)
    ROCKLIN, CA

    Sunset Center                    1997        100%          85,272        89.9%   Lucky's (5/31/06)
    SUISUN CITY, CA                                                                  Rite-Aid (5/31/05)

    Hallmark Town Center             1997        100%          85,066        93.7%   Food-4-Less (8/6/06)
    MADERA, CA

    Arcade Square                    1997        100%          76,497        70.4%   Hollywood Video (3/31/05)
    SACRAMENTO, CA                                                                   Nation Craft (12/14/03)

    Richmond Shopping Center         1995        98%           76,692       100.0%   Food-4-Less (9/30/13)
    RICHMOND, CA                                                                     Walgreens (11/30/33)

    Foothill Plaza                   1997        100%          52,315        92.0%   Rite-Aid (8/31/18)
    LOS ALTOS, CA
                                                         ------------   ----------
SAN FRANCISCO REGION TOTALS                                 3,164,426        89.4%
                                                         ------------   ----------
PACIFIC NORTHWEST REGION
    Meridian Village                 1997        100%         208,422        94.9%   Home Depot (3/31/13)
    BELLINGHAM, WA                                                                   Circuit City (1/31/15)
                                                                                     Rite-Aid (7/31/04)

    Village East                     1998        100%         135,926        98.0%   Ross Dress for Less (1/31/02)
    SALEM, OR                                                                        Borders Books (4/30/12)

    Greenway Town Center             1998        100%          93,100        97.7%   United Grocers (12/31/04)
    TIGARD, OR                                                                       Rite-Aid (1/31/14)

    Young's Bay                      1998        100%          93,776        98.3%   Rite-Aid (10/31/01)
    WARRENTON, OR                                                                    Lamont's Apparel (10/9/05)

    Design Market                    1997        100%          88,487       100.0%   Schoenfeld Interiors (9/30/99)
    BELLEVUE, WA                                                                     Applegreen Furniture (6/1/99)

    Greentree Plaza                  1998        100%          78,676        93.6%   GART Sports (1/31/14)
    EVERETT, WA

    Keizer Creekside                 1998        100%          61,943        91.1%   Rite-Aid (8/1/12)
    SALEM, OR

    Chambers Creek                   1997        100%          58,179       100.0%   Albertson's (6/15/18)
    TACOMA, WA

    James Village (Ernst)            1998        100%          52,850       100.0%   G.I. Joe's (4/10/11)
    LYNNWOOD, WA

    Puget Park                       1997        100%          40,988        88.7%   Craft Outlet (2/28/00)
    SOUTH EVERETT, WA                                                                Day-Star Centers (1/1/99)

    Bear Creek Village (Ernst)       1997        100%          36,324       100.0%   Linens 'n' Things (3/26/13)
    REDMOND, WA


                                     YEAR     PERCENT    COMPANY-OWNED     TOTAL     PRINCIPAL TENANTS
PROPERTY                           ACQUIRED    OWNED          GLA       OCCUPANCY   (LEASE EXPIRATION DATE)
-------                            --------    -----          ---       ---------   -----------------------
    Fairwood Square                  1997        100%          32,910        93.9%   Coldwell Banker (11/30/08)
    RENTON, WA                                                                       Al's Auto (12/31/03)

    Farmington Village               1998        100%          32,740        75.4%   Shari's Restaurant (1/31/11)
    ALOHA, OR                                                                        Farmington Village Laundromat
                                                                                     (6/30/03)

    Park Manor                       1998        100%          28,454        72.7%   Videoland (6/30/01)
    BELLINGHAM, WA                                                                   Budget Rent to Own (3/31/02)
                                                         ------------   ----------
PACIFIC NORTHWEST REGION TOTALS                             1,042,775        95.2%
                                                         ------------   ----------
MOUNTAIN REGION
    Brickyard Plaza (Ernst)          1998        100%          37,383       100.0%   Media Play (7/28/05)
    SALT LAKE CITY, UT
                                                         ------------   ----------
MOUNTAIN REGION TOTALS                                         37,383       100.0%
                                                         ------------   ----------
SOUTHWEST REGION
    Cruces Norte                     1998        100%          24,730        80.2%   Checker Auto Parts (7/31/04)
    LAS CRUCES, NM                                                                   Radio Shack (5/31/00)

    Silver Plaza                     1997        100%           8,545        86.0%   The Video Stop (6/30/01)
    SILVER CITY, NM                                                                  Radio Shack (8/31/03)
                                                         ------------   ----------
SOUTHWEST REGION TOTALS                                        33,275        81.7%
                                                         ------------   ----------
TOTAL OPERATING RETAIL PROPERTIES                           8,386,181        91.5%
                                                         ------------   ----------
OFFICE PROPERTIES
    Anacomp Building                 1992        100%         338,485       100.0%   Anacomp (12/31/07)
    POWAY, CA

    Bergen Brunswig Building         1992        100%         175,000       100.0%   Bergen Brunswig Corp. (3/31/00)
    ORANGE, CA

    Scripps Ranch Buildings          1987        100%          49,284       100.0%   Edge Semiconductor (3/31/04)
    SAN DIEGO (SCRIPPS RANCH), CA    1988                                            World X Change Comm. (7/30/02)

    Marcoa Building                  1989        100%          28,600       100.0%   Marcoa Publishing Co. (9/30/99)
    SAN DIEGO (SORRENTO MESA), CA
                                                         ------------   ----------
TOTAL OFFICE PROPERTIES                                       591,369       100.0%
                                                         ------------   ----------
TOTAL                                                       8,977,550        92.1%
                                                         ============   ==========

                                       11

PORTFOLIO COMPOSITION

The information in the following table indicates the composition of the Operating Properties owned by the Company as of December 31, 1998:

                                                                              Percentage of
                                                                            Properties Based
                                                      Number of                on Company-
                                                     Properties                 Owned GLA
                                                     ----------                 ---------
        Retail                                           69                        93.4%
        Office/Industrial                                 4                         6.6
                                                       ----                    ---------
           Total                                         73                       100.0%
                                                       ====                      =======

The information in the following table indicates the composition of the retail properties by retail property type owned by the Company as of December 31, 1998:

                                                                              Percentage of
                                                                             Properties Based
                                                      Number of                on Company-
                                                     Properties                 Owned GLA
                                                     ----------                 ---------
        Market/Drug (1)                                  52                        58.2%
        Promotional (2)                                  12                        30.2
        Other                                             5                         5.0
                                                       ----                    ---------
           Total Retail                                  69                        93.4
           Total Office                                   4                         6.6
                                                       ----                    ---------
              Total Portfolio                            73                       100.0%
                                                       ====                    =========

         (1) The Company defines Market/Drug centers as those centers that serve a fairly localized trade area and that offer an assortment of goods and services designed to meet the daily needs of consumers.

         (2) The Company defines Promotional Centers as those centers with multiple promotional retailers as anchor tenants. The Company defines promotional retailers as retailers which typically offer convenience, a broad selection and low pricing on a fairly discrete category of retail merchandise.

GEOGRAPHIC DISTRIBUTION

The Company's retail Properties are located in 20 metropolitan statistical areas ("MSA") in 5 states. The table below demonstrates the geographic distribution of Properties owned by the Company as of December 31, 1998:

GEOGRAPHIC DISTRIBUTION BY MSA

                                                                        Percentage of
                                                                      Retail Properties
                                      Number of        Owned       Based on Company-Owned
                                     Properties         GLA                  GLA
                                     ----------         ---                  ---
Bellevue, WA                               2           236,876                 2.8%
Fresno, CA                                 1            85,066                 1.0
Los Angeles, CA                            7         1,088,748                13.0
Las Cruces, NM                             1            24,730                 0.3
Napa, CA                                   3           363,891                 4.3
Oakland, CA                                5         1,056,975                12.6
Orange County, CA                          3           528,237                 6.3
Portland, OR                               2           125,840                 1.5
Redding, CA                                1           121,334                 1.5
Riverside/San Bernardino, CA               7           977,697                11.7
Sacramento, CA                             7           846,385                10.1
Salem, OR                                  2           197,869                 2.4
San Diego, CA                             10           949,505                11.3
Seattle, WA                                6           330,235                 3.9
San Francisco, CA                          2           305,894                 3.6
San Jose, CA                               2           186,353                 2.2
Salt Lake City, UT                         1            37,383                 0.5
Santa Rosa, CA                             1           198,528                 2.4
Tacoma, WA                                 1            58,179                 0.7
Ventura, CA                                3           564,135                 6.7
No Defined MSA                             2           102,321                 1.2
                                    --------------------------------------------------------
     TOTAL                                69         8,386,181               100.0%
                                    ========================================================

TENANT CONCENTRATION--Top Ten Retail Anchor Tenants (as of December 31, 1998) RANKED BY ANNUALIZED BASE RENT -

                                                               Percentage of
                               Number of       Annualized       Annualized                        Percentage of
                                Tenant            Base             Base             Leased           Leased
          Tenant               Locations          Rent             Rent              GLA               GLA
          ------               ---------          ----             ----              ---               ---
AMC Theaters                       2            $3,553,952          3.9%              98,637           1.3%
Ralph's                            8             3,044,731          3.3              339,896           4.4
Raley's/Bel Air Marts              7             2,956,166          3.2              368,397           4.8
Home Depot                         2             2,528,278          2.8              209,014           2.7
Homebase                           3             2,314,127          2.5              311,521           4.1
Edwards Theatres                   3             1,548,090          1.7              101,695           1.3
Rite-Aid                          14             1,508,982          1.7              297,637           3.9
Lucky's                            5             1,418,990          1.6              183,982           2.4
Circuit City                       4             1,336,993          1.5              138,851           1.8
IKEA                               1             1,181,004          1.3              150,000           2.0
                            --------------------------------------------------------------------------------------
TOTAL                             49           $21,391,313         23.5 %          2,199,630          28.7 %
                                  ==           ===========       =========         =========        =========
TOTAL RETAIL PORTFOLIO                         $91,157,689        100.00%          7,685,723         100.00%
                                               ===========        =======          =========         =======

                                                            13

LEASE EXPIRATIONS OF THE COMPANY'S PORTFOLIO

The following table sets forth scheduled lease expirations for leases in effect as of December 31, 1998, for each of the next ten years for all of the Company's Properties. The table assumes that none of the tenants exercise renewal options or termination rights.

                                     Total                                          Annualized Base Rent (1)
                                    Number of       Gross Leasable Area        ---------------------------------
     Leases Expiring in:         Leases Expiring        (sq. ft.)              Amount           Percent of Total
     -------------------         ---------------        ---------              ------           ----------------
1999                                  318                 804,123            $10,583,537               11.6%
2000                                  226                 621,639              8,299,995                9.1
2001                                  249                 653,452              9,073,207               10.0
2002                                  206                 581,067              8,690,001                9.5
2003                                  164                 491,946              6,820,569                7.5
2004                                   67                 362,127              3,550,109                3.9
2005                                   40                 423,955              4,030,528                4.4
2006                                   27                 403,330              2,873,853                3.2
2007                                   46                 649,734              7,167,705                7.9
2008                                   30                 451,126              4,397,606                4.8
Thereafter                             97               2,233,224             25,540,419               28.1

(1) Annualized base rent is calculated by multiplying base rent for December 1998 by twelve.

BANKRUPTCY REMOTE PROPERTIES

Twenty-eight of the Company's Properties, having a net book value of approximately $515,865,000 at December 31, 1998, (collectively, the "Bankruptcy Remote Properties" and, each a "Bankruptcy Remote Property") are wholly-owned by various "Bankruptcy Remote Entities" which are indirect subsidiaries of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity. The following table lists these Bankruptcy Remote Entities ("Owners") and their respective Bankruptcy Remote Properties.

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

BPP/Puente Hills, L.L.C.                             The Plaza at Puente Hills, Industry, CA

BPP/Crenshaw-Imperial, L.P.                          Crenshaw-Imperial Shopping Center, Inglewood, CA

BPP/Mountaingate, L.P.                               Mountaingate Plaza, Simi Valley, CA

BPP/Simi Valley, L.P.                                Simi Valley Plaza, Simi Valley, CA

BPP/Northwest Acquisitions, L.L.C.                   Design Market, Bellevue, WA
                                                     Fairwood Square, Renton, WA
                                                     Village East Shopping Center, Salem, OR

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

BPP/Arrowhead, L.P.                                  Lake Arrowhead Plaza, Lake Arrowhead, CA

                                       15

INDEBTEDNESS

The Company's total outstanding consolidated mortgage debt secured by interests in its properties (other than those properties secured under the credit facility) was $373,483,779 at December 31, 1998. The following table sets forth certain information regarding this debt.

---------------------------------------------------------------------------------------------------------------------
                                                 Principal
                                                  Balance
                                                Outstanding                                Interest         Annual
Property                                          12/31/98            Maturity Date          Rate           Payment
---------------------------------------------------------------------------------------------------------------------
Golden State Prop. (19 properties) (1)         $148,109,955           January 2008(3)         6.76%       $12,265,377
Plaza at Puente Hills (1)                        32,394,106             March 2004(3)         7.98          3,060,656
Valley Central Shopping Center (1)               24,858,317             March 2004(3)         7.98          2,348,661
Mountaingate Plaza (1)                           23,143,248             March 2006(3)         8.05          2,241,680
Lake Arrowhead Plaza (1)                         19,551,006         September 2011(3)         9.20          1,946,074
Gateway Center                                   16,716,239           October 2004(3)         7.39          1,492,976
Simi Valley Plaza (1)                            16,143,450              June 2026            8.98          1,579,268
Northwest Acquisitions (3 properties) (1)        16,005,128          December 2007(3)         7.45          1,348,345
Point Loma Plaza                                 14,797,386          December 1999(3)         8.13          1,772,892
Bergen Brunswig Building                          9,400,491           October 1999(3)         8.38            912,096
Mesa Shopping Center                              7,875,295           January 2002(3)        10.00            911,980
Richmond Shopping Center                          6,854,781           January 2005(3)         9.50            755,280
Wiegand Plaza                                     6,814,992           January 2002(3)        10.00            977,334
Stanford Ranch                                    6,265,630         September 2005(3)         7.88            676,212
Olympiad                                          6,104,449           October 2007(3)         7.49            549,326
Crenshaw-Imperial Shopping Ctr. (1)               5,156,121              July 2020            8.80            534,952
Plaza de Monterey                                 3,956,664         September 2000(3)        10.13            447,360
San Diego Factory Outlet Center                   2,550,747         September 2006            8.67            453,138
Puget Park                                        2,510,915              July 2007(3)         8.38            267,384
Chambers Creek                                    1,573,943          February 2017(2)(3)      7.00            153,684
Pleasant Hill                                     1,550,916              June 1999(3)         9.00                  -
Mountaingate Plaza                                  450,000           October 1999(3)         0.00                  -
Powell Note                                         400,000          November 2000(3)         0.00            200,000
Silver City                                         300,000         September 2001(3)         4.28                  -
                                               ------------                                               -----------
Total                                          $373,483,779                                               $34,894,675
                                               ============                                               ===========

------------------
(1)      "Bankruptcy Remote Property."
(2)      Adjusted annually at February 1.
(3)      Balloon payment at maturity.

Additionally, at December 31, 1998, the Company had $111,017,713 and $69,981,538 outstanding under the secured and unsecured portions of its credit facility, respectively. The following Properties secured the secured portion of the credit facility: San Diego Factory Outlet Center, Navajo Shopping Center, Santee Village Square, Poway Plaza, Meridian Village, Auburn Village, La Mancha Shopping Center, Independence Square, Santa Fe Springs, Central Shopping Center, Foothill Plaza and Fremont Hub. For a discussion concerning the Company's credit facility, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

In addition, the Company has a construction loan which matures in December 1999, which is secured by 1000 Van Ness. At December 31, 1998, $5,427,000 was outstanding under this loan at a rate of approximately 7.61%. The Company is also obligated under three leases, in connection with the historic portion of 1000 Van Ness. At December 31, 1998, the present value of the related minimum lease payments is approximately $15,118,000. The net annual payment under these leases in 1999 is approximately $1,237,500.

For additional information concerning debt secured by the Company's Properties, reference is made to Notes 2, 3, 4 and 5 to the Consolidated Financial Statements.

OFFICE PREMISES LEASED BY THE COMPANY

The Company has entered into leases with third party landlords for the office space that it occupies for its regional offices (see Notes 12 and 14 to the Consolidated Financial Statements). Such leases are generally on commercially standard terms and do not involve any commitments which management believes are material to its operations or financial condition.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET DATA

Common Stock of the Company is listed on the New York Stock Exchange under the symbol "BPP". The following table sets forth the high and low sale prices of the Common Stock, as reported by the New York Stock Exchange Composite Tape, and the per share common dividends paid by the Company for each calendar quarter during 1998 and 1997.

                                                                                                 Common
                                                                                                Dividends
Quarter Ended                                  High                       Low                     Paid
-------------                                  ----                       ---                     ----
March 31, 1998                                $15.63                    $14.13                   $.2625
June 30, 1998                                  14.75                     13.69                    .2625
September 30, 1998                             14.81                     12.69                    .2625
December 31, 1998                              13.75                     11.63                    .2625

March 31, 1997                                 15.50                     12.75                    .2500
June 30, 1997                                  13.88                     11.75                    .2500
September 30, 1997                             14.81                     13.50                    .2500
December 31, 1997                              15.56                     12.75                    .2500

At December 31, 1998, there were 2,423 holders of record of the Company's Common Stock.

RECENT ISSUES OF UNREGISTERED SECURITIES

There were no unregistered securities issued by the Company (or by the Operating Partnership) during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read with Management's Discussion and Analysis of Financial Conditions and Results of Operations, which is included elsewhere in this Annual Report.

(in thousands except per share amounts)
                                                              Years Ended December 31,
OPERATING STATEMENT DATA                    1998            1997           1996         1995           1994
                                            ----            ----           ----         ----           ----
TOTAL REVENUES                           $  131,723       $ 68,174       $ 47,314     $ 48,669       $ 51,387
                                         ==========       ========       ========     ========       ========
Income (Loss) From Operations            $   25,434       $ 12,899       $  9,892     $(14,951)      $ 13,164
Gain (Loss) on Sales of Real Estate          (1,814)         5,896          2,298        2,233              -
Minority Interest                            (4,864)           (45)           (35)           -              -
                                         ----------       --------       --------    ----------      --------
Net Income (Loss) Before Extraordinary
   Item                                  $   18,756       $ 18,750       $ 12,155     $(12,718)      $ 13,164
Loss from Early Extinguishment of Debt            -            (52)          (884)           -              -
                                         ----------       --------       --------    ----------      --------
Net Income (Loss)                        $   18,756       $ 18,698       $ 11,271     $(12,718)      $ 13,164
Dividends Paid to Preferred Stockholders     (5,600)             -              -            -              -
                                         ----------       --------       --------    ----------      --------
Income (Loss) Available to Common
   Stockholders                          $   13,156       $ 18,698       $ 11,271     $(12,718)      $ 13,164
                                         ==========       ========       ========     ========       ========
Earnings Per Share (Basic):
Income (Loss) Before Extraordinary Item  $     0.44       $   0.88       $   0.71     $  (0.75)      $   0.84
Extraordinary Item                                -              -          (0.05)           -              -
                                         ----------       --------       --------    ----------      --------
Income (Loss) Available to Common
   Stockholders                          $     0.44       $   0.88       $   0.66     $  (0.75)      $   0.84
                                         ==========       ========       ========     ========       ========
Earnings Per Share (Diluted):
Income (Loss) Before Extraordinary Item  $     0.44       $   0.87       $   0.71     $  (0.75)      $   0.84
Extraordinary Item                                -              -          (0.05)           -              -
                                         ----------       --------       --------    ----------      --------
Income (Loss) Available to Common
   Stockholders                          $     0.44       $   0.87       $   0.66     $  (0.75)      $   0.84
                                         ==========       ========       ========     ========       ========
DIVIDENDS PAID-COMMON                    $   31,310       $ 21,856       $ 17,113     $ 22,564       $ 22,723
                                         ==========       ========       ========     ========       ========
DIVIDENDS PAID PER SHARE-
   COMMON                                $     1.05       $   1.00       $   1.00     $   1.33       $   1.42
                                         ==========       ========       ========     ========       ========
TAXABLE INCOME PER SHARE-
   ORDINARY                              $     0.65       $   0.93       $      -     $   0.59       $   0.95
                                         ==========       ========       ========     ========       ========
TAXABLE INCOME PER SHARE-
   CAPITAL GAIN                          $        -       $      -       $      -     $   0.17       $      -
                                         ==========       ========       ========     ========       ========
BALANCE SHEET DATA
Total Assets                             $1,114,176       $943,795       $356,195     $327,770       $358,022
Total Notes Payable                      $  394,029       $369,511       $105,552     $ 92,173       $ 89,799
Line of Credit Advances                  $  180,999       $180,869       $ 72,900     $ 24,933       $ 26,000
Convertible Subordinated Debentures      $        -       $      -       $      -     $ 25,700       $ 25,700
Number of Common Shares
   Outstanding at Year End                   31,954         23,449         17,096       17,082         16,905
Weighted Average Number of Shares-
   Basic                                     29,864         21,335         17,085       17,016         15,732
Weighted Average Number of Shares-
   Diluted                                   30,001         21,521         17,129       17,020         15,732

                                       19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. Historical results and percentage relationships set forth in the consolidated statements of income contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. References herein to the Company include Burnham Pacific Operating Partnership L.P. (the "Operating Partnership") and the other directly and indirectly owned subsidiaries of the Company unless the context otherwise requires. Effective in the fourth quarter of 1997, the Company formed the Operating Partnership and transferred the fee or beneficial interest in substantially all of its assets to the Operating Partnership or subsidiaries of the Operating Partnership, thereby becoming what is commonly referred to as an "UPREIT".

The Company's strategic focus is the development, acquisition, rehabilitation, and operation of retail shopping centers in the western United States. At December 31, 1998, the Company owned interests in 72 retail shopping centers, 71 of which were fully operational, and one of which is being developed. Fifty-five of the properties are located in California, nine in Washington, five in Oregon, two in New Mexico, and one in Utah. As of December 31, 1998, the Company also owned four office/industrial properties located in Southern California, which are considered non-strategic.

During 1998, the Company entered into a joint venture agreement with the State of California Public Employees' Retirement System ("CalPERS") to acquire neighborhood, community, promotional and specialty shopping centers in the western United States. The Company expects to conduct a significant portion of its acquisition activity during 1999 in this joint venture.

As part of its ongoing business, the Company regularly engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

ACQUISITIONS AND DEVELOPMENTS

During 1998, the Company acquired interests in 14 shopping centers aggregating 1,017,000 square feet of Company-owned GLA (gross leasable area) for an aggregate purchase price of approximately $98,343,000.

During 1997, the Company acquired interests in 42 shopping centers aggregating approximately 5,600,000 square feet of Company-owned GLA at an aggregate initial purchase price of approximately $598,100,000. Twenty of these properties aggregating approximately 2,600,000 square feet were acquired on December 31, 1997, as a portfolio from Golden State Properties. The initial purchase price was $302,400,000 which was funded through $150,000,000 of secured indebtedness, $50,000,000 of Preferred Limited Partnership Units of the Operating Partnership, $70,000,000 of Preferred Stock of the Company, and $32,400,000 of cash drawn principally from the Company's credit facility. The Company is obligated to pay up to $41,600,000 of additional consideration for additional value resulting from the lease-up of certain specified portions of the Golden State Properties and construction and lease-up of certain additional space through June 30, 1999. $19,168,000 of such additional consideration was paid during or for events occurring during 1998.

During 1998, the Company substantially completed the redevelopment of a mixed-use project in San Francisco, California, totaling 123,840 square-feet, at an aggregate net cost of approximately $46,200,000. In late 1998, construction commenced on a 355,000 square-foot shopping center development in Pleasant Hill, California with a projected net cost of approximately $72,000,000.

RESULTS OF OPERATIONS

COMPARISON OF 1998 TO 1997. NET INCOME available to common stockholders for 1998 totaled $13,156,000 compared with $18,698,000 in 1997. Net income for 1998 included a loss of $1,814,000 on the sale of two non-core properties while net income for 1997 included a net gain of $5,896,000 on the sale of three non-core properties. Income before gain (loss) on the sales of real estate, extraordinary item and before income allocated to minority interest increased from $12,899,000 to $25,434,000. Distributions on the Series 1997-A Convertible Preferred Stock issued in connection with the acquisition of the Golden State Properties Portfolio on December 31, 1997 amounted to $5,600,000, while income allocated to minority interest increased to $4,864,000 from $45,000 in 1997.

TOTAL REVENUES increased $63,549,000 to $131,723,000 in 1998 from $68,174,000 in 1997. This increase is primarily attributable to the acquisition of 28 shopping centers in the fourth quarter of 1997 and an additional 14 centers during 1998. The increase also included a one-time lease termination fee of $3,875,000 received in 1998.

RENTAL OPERATING EXPENSES increased $17,827,000 to $36,543,000 in 1998 from $18,716,000 in 1997. This increase is primarily attributable to the aforementioned acquisition activity.

INTEREST EXPENSE increased $17,158,000 to $35,630,000 in 1998 from $18,472,000 in 1997. The increase in interest expense is primarily attributable to an increase in both notes payable and average borrowings under the Company's lines of credit related to the aforementioned acquisition activity. Total debt outstanding (exclusive of $14,828,000 of fixed rate mortgage debt in unconsolidated subsidiaries) on December 31, 1998 and related weighted average interest rate were $575,028,000 and 7.49%, respectively, compared with $550,380,000 and 7.56%, respectively on December 31, 1997. Interest capitalized in conjunction with development and expansion projects was $6,518,000 for 1998, compared with $3,242,000 for 1997.

DEPRECIATION AND AMORTIZATION EXPENSES increased $13,332,000 to $28,607,000 in 1998 from $15,275,000 in 1997. This increase is primarily related to the aforementioned acquisition activity.

GENERAL AND ADMINISTRATIVE EXPENSES increased $2,688,000 to $5,723,000 in 1998 from $3,035,000 in 1997. This increase represents the costs associated with the increased level of operations in the Company, including preparation for administering the new CalPERS joint venture arrangement.

LOSS ON SALE OF REAL ESTATE. Consistent with its policy of disposing of non-core properties when reasonable sales proceeds are available, the Company sold its remaining portion of Plaza Rancho Carmel Shopping Center in 1998 at a loss of $1,814,000, compared with the sale of the original portion of that center and two other non-core properties in 1997 at a net gain of $5,896,000.

Also in 1998, the Company sold the parking garage at its 1000 Van Ness property for $13,125,000. No gain or loss resulted from this sale.

Income allocated to MINORITY INTEREST increased $4,819,000 to $4,864,000 in 1998 from $45,000 in 1997. This increase reflects the issuance of preferred and common operating partnership units as a portion of the consideration for various acquisitions in late 1997 and 1998.

COMPARISON OF 1997 TO 1996. NET INCOME increased $7,427,000 to $18,698,000 in 1997 from $11,271,000 in 1996. The increase in net income was primarily attributable to increased net operating income aggregating $15,157,000, resulting from new leasing and higher levels of expense reimbursement of core portfolio properties and from additional shopping centers acquired or developed in 1997, an increase in income from unconsolidated subsidiaries of $223,000, and an increase in gain on sales of real estate of $3,598,000. The aforementioned increases to net income were partially offset by increases in depreciation and amortization, general and administrative expenses and interest expense of $4,025,000, $620,000, and $7,728,000, respectively.

TOTAL REVENUES increased $20,860,000 to $68,174,000 in 1997 from $47,314,000 in 1996. This increase was primarily attributable to the acquisition activity in 1997.

RENTAL OPERATING EXPENSES increased $5,703,000 to $18,716,000 in 1997 from $13,013,000 in 1996. This increase was primarily attributable to the addition of new properties in 1997.

INTEREST EXPENSE increased $7,728,000 to $18,472,000 in 1997 from $10,744,000 in 1996. The overall increase in interest expense was primarily related to the 1997 acquisitions. The debt outstanding (exclusive of $15,035,000 of fixed rate mortgage debt in unconsolidated subsidiaries) on December 31, 1997 and related weighted average interest rate were $550,380,000 and 7.56%, respectively, compared with $178,452,000 and 8.0%, respectively on December 31, 1996. Interest capitalized in conjunction with development and expansion projects was $3,242,000 for 1997, compared with $1,658,000 for 1996.

DEPRECIATION AND AMORTIZATION EXPENSES increased $4,025,000 to $15,275,000 in 1997 from $11,250,000 in 1996. The increase was primarily attributable to the growth related to the shopping centers acquired in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES increased $620,000 to $3,035,000 in 1997 from $2,415,000 in 1996. The increase was attributable to the growth of the Company primarily related to the 1997 acquisitions and developments.

GAIN ON SALES OF REAL ESTATE. In February 1997, the Company disposed of a portion of its Plaza Rancho Carmel Shopping Center for $735,000. On June 11, 1997, title to the Company's Village Station Shopping Center was conveyed to the holder of the $3,900,000 non-recourse mortgage secured by the property. No gain or loss resulted from either of these events. In December 1997, the Company sold its Pacific West Outlet Center for approximately $38,500,000, resulting in a gain of $5,896,000.

FUNDS FROM OPERATIONS

The Company considers FUNDS FROM OPERATIONS ("FFO") to be a relevant supplemental measure of the performance of an equity REIT since such measure does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income producing real estate, which historically has not depreciated. Consistent with the standards established in the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995, the Company defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales of property and non-recurring items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions, needed capital replacements or expansions, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and information included elsewhere in this report.

In 1998, diluted FFO increased $24,968,000 to $52,022,000, compared with $27,054,000 in 1997. This increase was net of several effects, but was primarily attributable to the acquisition activity during the last quarter of 1997 and 1998. In 1997, diluted FFO increased $6,553,000 to $27,054,000, compared with $20,501,000 in 1996. The increase was net of several effects, but was primarily attributable to the increase in revenues from core portfolio properties, acquisitions, and developments. The Company's calculation of basic and diluted FFO is as follows (in thousands):

                                                                   For the Years Ended
                                                                   -------------------
                                                                1998        1997        1996
                                                                ----        ----        ----
Income Available to Common Stockholders                        $13,156     $18,698     $11,271
Adjustments:
Loss (Gain) on Sales of Real Estate                              1,814      (5,896)     (2,298)
Depreciation and Amortization of Real Estate and Tenant
   Improvements                                                 26,588      14,155      10,609
Early Extinguishment of Debt                                         -          52         884
                                                                ------     -------     -------
Funds from Operations - Basic                                   41,558      27,009      20,466
                                                                ------     -------     -------
Adjustments:
Dividends Paid to Preferred Stockholders                         5,600           -           -
Minority Interest                                                4,864          45          35
                                                                ------     -------     -------
Funds from Operations - Diluted                                $52,022     $27,054     $20,501
                                                               =======     =======     =======

CASH FLOWS

COMPARISON OF 1998 TO 1997. Cash and cash equivalents were $20,873,000 and $6,841,000 at December 31, 1998 and 1997, respectively. Cash and cash equivalents increased $14,032,000 during 1998 compared with an increase of $2,746,000 in 1997. The increase is due to a $20,725,000 increase in net cash provided by operating activities from $26,880,000 to $47,605,000 and a $285,889,000 decrease in net cash used by investing activities from $386,348,000 to $100,459,000, offset by a $295,328,000 decrease in net cash provided by financing activities from $362,214,000 to $66,886,000. The principal reasons for the increase in cash provided by operating activities of $20,725,000 are discussed in Results of Operations above. The decrease in net cash used in investing activities of $285,889,000 is primarily attributable to a decrease in acquisitions of real estate and capital improvements of $299,183,000, reimbursements of development costs of $11,362,000, and an advance from joint venture partner of $22,195,000, offset by a decrease in proceeds from sales of real estate of $49,923,000. The decrease in net cash provided by financing activities of $295,328,000 is primarily attributable to a decrease of $316,681,000 in net borrowings resulting from the decrease in acquisition activity, an increase in dividends paid of $15,054,000, and an increase in distributions to minority interests of $5,373,000, offset by an increase in proceeds from the issuance of common stock of $39,807,000.

COMPARISON OF 1997 TO 1996. Cash and cash equivalents were $6,841,000 and $4,095,000 at December 31, 1997 and 1996, respectively. Cash and cash equivalents increased $2,746,000 during 1997 compared with an increase of $2,552,000 in 1996. The increase is due to a $9,324,000 increase in cash provided by operating activities from $17,556,000 to $26,880,000 and a $343,819,000 increase in net cash provided by financing activities from $18,395,000 to $362,214,000, offset by an increase in net cash used by investing activities of $352,949,000 from $33,399,000 to $386,348,000. The principal reasons for the increase in net cash provided by operating activities of $9,324,000 are discussed in Results of Operations above. The increase in net cash used by investing activities of $352,949,000 is primarily attributable to an increase in acquisitions of real estate and capital improvements of $376,776,000, offset by an increase in proceeds from sales of real estate of $24,621,000. The increase in net cash provided by financing activities of $343,819,000 is primarily attributable to an increase in net borrowings of $280,836,000 and an increase in net proceeds from the issuance of common stock of $73,175,000, both relating to the increased acquisition activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all payments on notes payable, tenant improvements, distributions to minority interest holders, preferred stock dividends, and common stock dividend payments in accordance with REIT requirements through the end of 1999. However, the Company will require additional sources of capital to finance the acquisition and development of additional properties. Sources of this additional capital may include cash on hand, borrowings under credit facilities and mortgage indebtedness, proceeds from sales of non-strategic assets, the sale of interests in certain properties to third parties, the issuance of Operating Partnership units to contributors of properties and, to the extent market conditions permit, the issuance of debt or equity securities. However, there can be no assurances that capital necessary to finance future acquisitions and developments will be available on acceptable terms or at all.

The Company satisfied its REIT requirement under the Internal Revenue Code by distributing at least 95% of ordinary taxable income with distributions to stockholders of $36,910,000 in 1998, of which $5,600,000 was to holders of preferred stock and $31,310,000 to holders of common stock. Accordingly, Federal income taxes were not incurred at the corporate level.

FINANCING ACTIVITIES

The acquisitions and developments described above were financed through cash provided from operating activities, revolving credit facilities, new mortgages, mortgages assumed, construction loans, issuance of Operating Partnership units, and issuance of preferred and common stock of the Company. Total debt outstanding at December 31, 1998 was $575,028,000, compared with $550,380,000 at December 31, 1997.

The Company currently maintains a credit facility with Capital Company of America in the amount of $205,000,000 of which $135,000,000 is to be secured by various mortgages and $70,000,000 is unsecured. At December 31, 1998, borrowings of approximately $180,999,000 were outstanding of which $111,018,000 and $69,981,000 were outstanding under the secured and unsecured portions, respectively. Borrowings under the secured and unsecured portions of the credit facility bear interest at rates of LIBOR plus 1.40% and LIBOR plus 1.50%, respectively. In connection with the Company's transfer of substantially all of its assets to the Operating Partnership in December 1997, the Operating Partnership became the principal obligor under the credit facility, which is now guaranteed by the Company. The credit facility is scheduled to mature in November 1999. Capital Company of America has notified the Company that, due to a change in strategic focus, it intends to liquidate its line of credit business in 1999 and, therefore, will not entertain a request to renew the facility at maturity. The Company intends to refinance the facility with another lender prior to the maturity date.

At December 31, 1998, the Company had $5,427,000 outstanding under a construction loan agreement with a bank, secured by one of the Company's development properties. Borrowings under this loan bear interest at LIBOR plus 1.90%. The loan is scheduled to mature in December 1999.

In March 1998, the Company issued 8,440,500 common shares and received net proceeds of approximately $112,471,000, which was used to retire debt. In May 1997, the Company issued 6,325,000 common shares and received net proceeds of approximately $73,125,000, which was used to retire debt.

On December 31, 1997, the Company issued 2,800,000 shares of Series 1997-A Convertible Preferred Stock to affiliates of Westbrook Real Estate Partnership II, L.P., and Westbrook Real Estate Co-Investment Partnership II, L.P. and received $70,000,000 of proceeds. The Company used the proceeds to finance, in part, the acquisition of the Golden State Properties Portfolio. The Series A Preferred Stock has a dividend yield of 8% and is convertible into common stock at a conversion price per share initially equal to $15.375. At the same time, the Company issued 2,000,000 Series 1997-A Preferred Limited Partnership Units (the "Preferred Units") of the Operating Partnership to Blackacre Capital Group, L.P. and Highridge Partners representing $50,000,000 of the initial consideration for the acquisition of the Golden State Properties Portfolio. The Preferred Units were issued on terms comparable to the Company's Series A Preferred Stock and, subject to the satisfaction of certain conditions, are exchangeable on a 1-for-1 basis for shares of Series A Preferred Stock.

Portions of the consideration for seven shopping centers acquired during 1998 and six shopping centers acquired during 1997 consisted of an aggregate of 1,195,007 and 576,129 Common Units of the Operating Partnership, respectively (or of other limited partnership subsidiaries of the Operating Partnership). Subject to the satisfaction of certain conditions, each such Common Unit is exchangeable on a 1-for-1 basis for a share of Common Stock of the Company.

At December 31, 1998, the Company's capitalization consisted of $575,028,000 of debt (excluding the Company's proportionate share of joint venture mortgage debt of $14,828,000), $120,000,000 stated value of Preferred Stock and Preferred Limited Partnership Units of the Operating Partnership, and $408,430,000 of market equity (market equity is defined as (a) the sum of (i) outstanding shares of Common Stock of the Company and (ii) outstanding Common Units of the Operating Partnership, held by partners of the Operating Partnership other than the Company, multiplied by (b) the closing price of the shares of Common Stock on the New York Stock Exchange at December 31, 1998 of $12.0625) resulting in total debt plus equity capitalization of $1,103,458,000 and a ratio of debt to total capitalization of .52 to 1.0. Comparable ratios at December 31, 1997 and 1996 were .53 to 1.0 and .41 to 1.0, respectively. At December 31, 1998, the Company's total debt consisted of $371,910,000 of fixed rate debt, and $203,118,000 of variable rate debt.

It is management's intention that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings and private placements of debt and equity securities. At December 31, 1998, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 registered and unissued equity securities.

INVESTMENT IN JOINT VENTURES

In August 1998, the Operating Partnership and CalPERS entered into a joint venture agreement for the acquisition of neighborhood, community, promotional and specialty shopping centers in the western United States. The joint venture agreement contemplates an aggregate $400,000,000 investment by CalPERS and $100,000,000 investment by the Operating Partnership, and provides for up to $165,000,000 of leverage through mortgage or line of credit borrowings by the joint venture. On October 1, 1998, CalPERS made an initial contribution to the joint venture of five retail properties valued at approximately $80,000,000. During the fourth quarter, the joint venture purchased five retail properties for approximately $38,261,000. On December 22, 1998, the Operating Partnership made an initial contribution of two retail properties valued at approximately $22,195,000. On the same date, the Operating Partnership withdrew approximately $22,195,000 in cash from the joint venture pending finalization of the remainder of its required contributions, which is expected to be completed in the first quarter of 1999. The Company expects to conduct a significant portion of its acquisition activity during 1999 in the CalPERS joint venture.

On March 9, 1999, the joint venture agreed to acquire 28 shopping centers owned by AMB Property Corporation aggregating 5.1 million square feet for approximately $663.4 million. The properties are to be acquired in three separate transactions, currently expected to close on or about April 30, July 31, and December 1, 1999. The Company has agreed to acquire six additional shopping centers from AMB aggregating 1.5 million square feet for approximately $284.4 million; if completed, this purchase, which is subject to the Company's obtaining financing and other conditions, is currently expected to close by year-end 1999. In connection with the AMB transaction, CalPERS and the Company agreed to increase the aggregate amount of indebtedness that the joint venture might incur through December 31, 2000 to approximately $450,000,000 and the Company granted CalPERS an option expiring June 30, 2000 to purchase 1 million shares of Common Stock of the Company at an exercise price of $15.375 per share.

YEAR 2000 ISSUES

The statements under this caption include "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Readiness Disclosure Act of 1998, which Act does not, however, relieve the Company from any responsibilities or liabilities it may have under the Federal securities laws.

The Company continues to identify its Year 2000 issues, with the evaluation process approximately half completed at December 31, 1998. The Company's approach to becoming Year 2000 ready includes a standard set of methods and tools, including taking inventory, renovating if necessary, and testing. Management does not believe that the costs associated with becoming Year 2000 ready will exceed $250,000. The manufacturer of the accounting software that the Company uses has indicated that its software is materially Year 2000 ready and a version of the software which is fully Year 2000 ready will be available during the first quarter of 1999. Depending on the timing of the availability of this updated software, the Company plans to install it in the first or the second quarter of 1999. The Company believes that the hardware used to run its software is Year 2000 ready.

The Company is completing an inventory of the Year 2000 readiness status of the computer hardware and software used to run the property operating systems such as security, energy, elevator and safety systems at its properties. Once this inventory is complete, the Company will test the time-sensitive systems that it believes to be Year 2000 ready. Any systems found not to be Year 2000 ready will be reprogrammed or replaced.

The Company's ability to complete the Year 2000 modifications outlined above prior to any anticipated impact on its operating systems is based on numerous assumptions of future events and is dependent upon numerous factors, including the ability of third party software and hardware manufacturers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. Accordingly, these modifications may not be successful.

Even if all of its own systems are Year 2000 ready, the Company's business could still be disrupted if its tenants, business partners, suppliers and other parties are not ready. Management is currently surveying material vendors and tenants regarding the Year 2000 readiness status of their computer hardware and software, and will review the results of this survey, assess the impact of the results on the Company's operations and take appropriate corrective actions. Testing may be required for several, but not all, third parties. Test strategies and schedules will be tailored to each situation once management understands the respective requirements and readiness levels.

The Company's business could be harmed if other entities, including the governmental units and utility companies that provide services to its properties and their respective tenants and customers fail to be Year 2000 ready. In addition to significant tenants, the Company is seeking to ascertain the Year 2000 readiness of each utility company servicing each property and of each city, town, county or other governmental unit providing police, fire, traffic control and other governmental services relevant to the efficient operation of the property.

After the survey of the Year 2000 readiness of other parties, management intends to determine if the Company will need any contingency plans to deal with the non-readiness of others. At the present time, management does not believe that Year 2000 non-readiness of tenants is likely to have any significant effect on the Company and its operations. However, if a major tenant is not Year 2000 ready, its business could suffer. This could result in that tenant's inability to pay rent, and a decrease in customer traffic and business of other tenants at that property.

Management does not anticipate that contingency plans will be needed to deal with tenant non-readiness. However, contingency plans may be needed to provide for the continued operation of one or more individual properties whose suppliers of services necessary for the efficient operation of the property may not be fully Year 2000 ready by January 1, 2000. Management believes that the most reasonable worst-case Year 2000 scenario that may affect the Company would be a prolonged failure of a supplier of these services, particularly utility services, that may harm operations of one or several tenants at one or several locations.

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

CERTAIN CAUTIONARY STATEMENTS

Certain of the statements in this Management's Discussion and Analysis section are forward-looking statements. See "Forward Looking Statements and Certain Risk Factors" at the beginning of this report for certain risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company's quantitative and qualitative disclosures of market risk can be found in the "Forward Looking Statements and Certain Risk Factors" at the beginning of this report; "Indebtedness" (Item 2 herein); "Financing Activities" (Item 7 herein); and Notes 2, 4 and 5 to the consolidated financial statements (Item 8 herein).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Burnham Pacific Properties, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burnham Pacific Properties, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

//Deloitte & Touche LLP//
San Diego, California
February 23, 1999
(March 9, 1999 as to paragraph 4 of Note 18)

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                      (in thousands, except share amounts)

                                                                                   1998                 1997
                                                                                   ----                 ----
ASSETS
Real Estate                                                                     $1,137,779           $964,755
Less Accumulated Depreciation                                                      (79,837)           (55,823)
                                                                                ----------           --------
Real Estate-Net                                                                  1,057,942            908,932
Cash and Cash Equivalents                                                           20,873              6,841
Restricted Cash                                                                      7,737              5,242
Receivables-Net                                                                      7,697              7,456
Investment in Unconsolidated Subsidiaries                                            3,438              3,683
Other Assets                                                                        16,489             11,641
                                                                                ----------           --------
  Total                                                                         $1,114,176           $943,795
                                                                                ==========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable and Other Liabilities                                          $   50,572           $ 19,296
Tenant Security Deposits                                                             2,982              2,396
Notes Payable                                                                      394,029            369,511
Line of Credit Advances                                                            180,999            180,869
                                                                                ----------           --------
Total Liabilities                                                                  628,582            572,072
                                                                                ----------           --------
Commitments and Contingencies

Minority Interest                                                                   70,217             58,759
                                                                                ----------           --------
Preferred Stock                                                                          -             28,160
                                                                                ----------           --------
Stockholders' Equity:
Preferred Stock, Par Value $.01/share, 5,000,000 Shares Authorized, Series
1997-A Convertible Preferred, 2,800,000 Shares Outstanding at
December 31, 1998 and 1997                                                              28                 17
Common Stock, Par Value $.01/share, 95,000,000 Shares Authorized, 31,954,008 and
23,448,852 Shares Outstanding at December 31, 1998 and
1997, respectively                                                                     319                234
Paid in Capital in Excess of Par                                                   524,957            376,326
Dividends Paid in Excess of Net Income                                            (109,927)           (91,773)
                                                                                ----------           --------
   Total Stockholders' Equity                                                      415,377            284,804
                                                                                ----------           --------
Total                                                                           $1,114,176           $943,795
                                                                                ==========           ========
See the Accompanying Notes

                                       30

                          BURNHAM PACIFIC PROPERTIES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (in thousands, except per share amounts)

                                                                     1998             1997             1996
                                                                     ----             ----             ----
REVENUES
Rents                                                           $ 130,905         $ 67,413         $ 46,864
Interest                                                              818              761              450
                                                                ---------         --------         --------

Total Revenues                                                    131,723           68,174           47,314
                                                                ---------         --------         --------
COSTS AND EXPENSES

Interest                                                           35,630           18,472           10,744
Rental Operating                                                   36,543           18,716           13,013
General and Administrative                                          5,723            3,035            2,415
Depreciation and Amortization                                      28,607           15,275           11,250
                                                                ---------         --------         --------
Total Costs and Expenses                                          106,503           55,498           37,422
                                                                ---------         --------         --------
Income from Operations Before Income from
   Unconsolidated Subsidiaries, Minority Interest,
   Gain (Loss) on Sales of Real Estate, and
   Extraordinary Item                                              25,220           12,676            9,892
Income from Unconsolidated Subsidiaries                               214              223                -
Minority Interest                                                  (4,864)             (45)             (35)
Gain (Loss) on Sales of Real Estate                                (1,814)           5,896            2,298
                                                                ---------         --------         --------
Income Before Extraordinary Item                                   18,756           18,750           12,155
Extraordinary Loss From Early
   Extinguishment of Debt                                               -              (52)            (884)
                                                                ---------         --------         --------
Net Income                                                        $18,756         $ 18,698         $ 11,271
Dividends Paid to Preferred Stockholders                           (5,600)               -                -
                                                                ---------         --------         --------
Income Available to Common Stockholders                           $13,156          $18,698          $11,271
                                                                =========         ========         ========
Basic Earnings Per Common Share:
   Income Before Extraordinary Item                               $  0.44          $  0.88          $  0.71
   Extraordinary Item                                                   -                -            (0.05)
                                                                ---------         --------         --------
Income Available to Common Stockholders                           $  0.44          $  0.88          $  0.66
                                                                =========         ========         ========
Diluted Earnings Per Common Share:
   Income Before Extraordinary Item                               $  0.44          $  0.87          $  0.71
   Extraordinary Item                                                   -                -            (0.05)
                                                                ---------         --------         --------
Income Available to Common Stockholders                           $  0.44          $  0.87          $  0.66
                                                                =========         ========         ========
See the Accompanying Notes

                                       31

                        BURNHAM PACIFIC PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended December 31, 1998, 1997
                  and 1996 (in thousands, except share amounts)

                                              Series
                                              1997-A                             Paid in      Notes    Dividends
                                           Convertible            Common         Capital    Receivable  Paid in
                                         Preferred Stock          Stock             in      Directors'  Excess
                                         ---------------      ----------------    Excess      Stock     of Net
                                         Shares   Amount      Shares    Amount    of Par    Purchase    Income     Total
--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                    17,081,670 $ 262,130             $  (197) $ (82,773)  $179,160

Directors' Fees                                                 15,000       210                                       210
Dividend Reinvestment -
Fractional Shares Retired                                         (218)
Payment of Notes Receivable -
  Stock Purchase Plan                                                                            197                   197
Net Income                                                                                               11,271     11,271
Dividends Paid-Common                                                                                   (17,113)   (17,113)
                                       ---------   -------  ---------- ---------             -------  ---------   ---------
Balance, December 31, 1996                                  17,096,452   262,340                   -    (88,615)   173,725

Issuance of Common Stock:
  Public Offering-Net                                        6,325,000    73,125                                    73,125
  Directors' Fees                                               23,400        76  $    252                             328
  Exercised Options                                              4,000                  50                              50
Change in Common Stock
Par Value                                                               (335,307)  335,307                               -
Issuance of 2,800,000 Shares, Series
  1997-A Convertible Preferred Stock   2,800,000   $    17                          40,717                          40,734
Net Income                                                                                               18,698     18,698
Dividends Paid-Common                                                                                   (21,856)   (21,856)
                                       ---------   -------  ---------- ---------   -------   -------  ---------   --------
Balance, December 31, 1997             2,800,000        17  23,448,852       234   376,326         -    (91,773)   284,804

Issuance of Common Stock:
  Public Offering- Net                                       8,440,518        85   112,386                         112,471
  Directors' Fees                                               24,000                 329                             329
  Exercised Options                                             40,638                 511                             511
Stock Options-Compensation Expense                                                     275                             275
Preferred Stock Reclass                                 11                          28,149                          28,160
Adjustment to reflect minority
  interest on a pro rata basis
  according to year-end ownership
  percentage of Operating Partnership                                                6,981                           6,981
Net Income                                                                                               18,756     18,756
Dividends Paid - Common                                                                                 (31,310)   (31,310)
Dividends Paid - Preferred                                                                               (5,600)    (5,600)
                                       ---------   -------  ---------- ---------   -------   -------  ---------   --------
Balance, December 31, 1998             2,800,000   $    28  31,954,008 $     319  $524,957   $     -  $(109,927)  $415,377
                                       =========   =======  ========== =========  ========   =======  =========   ========
See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                                                1998          1997          1996
                                                                                ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $ 18,756       $18,698       $11,271
Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
Depreciation and Amortization                                                  28,607        15,275        11,250
Loss (Gain) on Sales of Real Estate                                             1,814        (5,896)       (2,298)
Extraordinary Loss from Early Extinguishment of Debt                                -            52           884
Provision for Bad Debt                                                            694           496           410
Compensation Expense-Directors' Fees                                              329           328           210
Compensation Expense-Stock Options                                                275             -             -
Minority Interest                                                               4,864            45            35
Changes in Other Assets and Liabilities:
  Receivables and Other Assets                                                (11,407)       (9,430)       (2,300)
  Accounts Payable and Other Liabilities                                        3,087         5,845        (1,667)
  Tenant Security Deposits                                                        586         1,467          (239)
                                                                             --------      --------       -------
Net Cash Provided by Operating Activities                                      47,605        26,880        17,556
                                                                             --------      --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for Acquisitions of Real Estate and
 Capital Improvements                                                        (152,704)     (451,887)      (75,111)
Proceeds from Sales of Real Estate                                             15,573        65,496        40,875
Reimbursements of Development Costs from Related Party                         11,362             -             -
Advance from Joint Venture                                                     22,195             -             -
Principal Payments on Notes Receivable                                          3,115            43           837
                                                                             --------      --------       -------
Net Cash Used by Investing Activities                                        (100,459)     (386,348)      (33,399)
                                                                             --------      --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings Under Line of Credit Agreements                                     83,130       254,320       128,918
Repayments Under Line of Credit Agreements                                    (83,000)     (146,351)      (80,951)
Principal Payments of Notes Payable                                           (46,946)      (37,540)       (1,896)
Proceeds from Issuance of Notes Payable                                        46,317       245,753        15,275
Restricted Cash                                                                (2,495)       (5,242)            -
Dividends Paid                                                                (36,910)      (21,856)      (17,113)
Issuance of Stock, Net                                                        112,982        73,175             -
Distributions Made to Minority Interest Holders                                (5,418)          (45)          (35)
Payment for Minority Interest                                                    (774)            -             -
Redemption of Convertible Debentures                                                -             -       (26,000)
Repayments on Notes Receivable-
  Directors' Stock Purchase                                                         -             -           197
                                                                             --------      --------       -------
Net Cash Provided by Financing Activities                                      66,886       362,214        18,395
                                                                             --------      --------       -------
Net Increase in Cash and Cash Equivalents                                      14,032         2,746         2,552
Cash and Cash Equivalents at Beginning of Year                                  6,841         4,095         1,543
                                                                             --------      --------       -------
Cash and Cash Equivalents at End of Year                                     $ 20,873       $ 6,841       $ 4,095
                                                                             ========       =======       =======
                                                                                                         Continued...
                                       33


                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)
                                   (continued)
                                                                                1998           1997            1996
                                                                                ----           ----            ----
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash Paid During the Year for Interest,
 Net of Capitalized Amounts                                                  $ 34,240      $ 17,803       $ 11,390
                                                                             ========      ========       ========
SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Notes Payable and Obligations Assumed                                         $25,147       $61,008       $   -
Operating Partnership Units Issued
 in Connection with Real Estate Acquisitions                                   18,313        58,325           -
Proceeds from Notes Payable                                                         -       176,900           -
Liability Due to Seller                                                         9,912             -           -
Cash Paid for Real Estate                                                      22,887       104,533           -
Issuance of Convertible Preferred Stock                                             -        70,000           -
Other                                                                               -         3,107           -
                                                                             --------      --------       --------
Fair Value of Real Estate Acquired                                            $76,259      $473,873       $   -
                                                                              =======      ========       ========
See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Burnham Pacific Properties, Inc. (the "Company") is a real estate operating company which acquires, rehabilitates, develops and manages retail properties in the western United States. On November 14, 1997, the Company formed Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") under the Delaware Revised Uniform Limited Partnership Act, and subsequently transferred to the Operating Partnership legal or beneficial ownership of substantially all of the real property and related personal property owned by the Company and its subsidiaries and of the beneficial interest owned by the Company and its subsidiaries in any partnership or limited liability company that owns a direct or indirect interest in real property and related personal property. The Operating Partnership is the vehicle through which the Company owns its current properties, will make its future acquisitions, and generally conducts its business.

As of December 31, 1998, the Company owns an approximately 86.1% economic interest in the Operating Partnership and is its sole general partner.

The Company, primarily through the Operating Partnership and subsidiaries of the Operating Partnership, owns interests in 72 retail shopping centers, 71 of which were fully operational, and one of which is being developed. Fifty-five of the properties are located in California, nine in Washington, five in Oregon, two in New Mexico, and one in Utah. As of December 31, 1998, the Company also owned four office/industrial properties located in Southern California. The Company has elected to qualify as a real estate investment trust ("REIT") for Federal income tax purposes.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership and subsidiaries of the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

The 13.9% limited partner interest in the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

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

REAL ESTATE

Real estate is stated at cost or, in the case of real estate which management believes is impaired, at the lower fair value of such properties. Additions, renovations and improvements are capitalized. The Company reviews real estate for impairment whenever events or changes in circumstances indicate that an asset's book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to a value equal to the net present value of the expected future cash flows and an impairment loss will be recognized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives ranging from 14 to 30 years for buildings, 2 to 17 years for improvements, and 3 to 10 years for furniture, fixtures and equipment.

AMORTIZATION

Deferred loan fees, direct lease costs and certain other costs are amortized using the straight-line method over the related estimated life.

STRAIGHT-LINE RENT

As of December 31, 1998 and 1997, approximately $4,973,000 and $2,463,000, respectively, of straight-line rent is included in Other Assets.

INCOME TAXES

Income taxes have not been provided as the Company believes that it has met all requirements in 1998, 1997 and 1996 to qualify as a REIT under Internal Revenue Code Sections 856-860 including the distribution of at least 95% of ordinary taxable income to stockholders. Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, depreciation, rental revenue, and sales of assets. The reported amounts of the Company's net assets at December 31, 1998 was greater than their tax basis for Federal purposes by approximately $52,299,000.

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

The following table is the reconciliation from the basic to the diluted EPS computations for "net income" for 1998, 1997 and 1996 (in thousands, except per share amounts):

                                                                              For the Years Ended December 31,
                                                                           1998            1997              1996
                                                                           ----            ----              ----
Numerator:
   Net Income                                                            $18,756          $18,698           $11,271
Less:
   Dividends Paid to Preferred Stockholders                               (5,600)               -                 -
                                                                         -------          -------           -------
Income Available to Common Stockholders for
   Basic Earnings Per Share                                               13,156           18,698            11,271
Effect of Dilutive Securities:
   Operating Partnership Units                                                 -               45                35
   Convertible Preferred Stock                                                 -               15                 -
                                                                         -------          -------           -------
Income Available to Common Stockholders for
   Diluted Earnings Per Share                                            $13,156          $18,758           $11,306
                                                                         =======          =======           =======
Denominator:
Shares for Basic Earnings Per Share -
   weighted average shares outstanding                                    29,864           21,335            17,085
Effect of Dilutive Securities:
   Operating Partnership Units                                                 -               55                42
   Convertible Preferred Stock                                                 -               12                 -
   Stock Options                                                             137              119                 2
                                                                         -------          -------           -------
Shares for Diluted Earnings Per Share                                     30,001           21,521            17,129
                                                                         =======          =======           =======
Basic Earnings Per Share                                                 $  0.44          $  0.88           $  0.66
                                                                         =======          =======           =======
Diluted Earnings Per Share                                               $  0.44          $  0.87           $  0.66
                                                                         =======          =======           =======

In 1998, dividends and shares from conversion of Preferred Stock and minority interest and shares from the conversion of operating partnership units were excluded from the diluted earnings per share calculations because they were anti-dilutive. (There was no Preferred Stock for the 1996 period presented).

Options to purchase 329,373 shares at price ranges of $14.50 to $18.88 per share were outstanding as of December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the Common Stock of the Company.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of less than 90 days.

RESTRICTED CASH

Restricted cash is required to be held in escrow accounts as specified by the terms of certain of the Company's notes payable at December 31, 1998 and 1997. The restricted cash is to be used to pay for insurance, taxes and capital expenditures pertaining to the related real estate that collateralizes the notes payable.

ACCOUNTS RECEIVABLE

Accounts receivable is net of an allowance for doubtful accounts of approximately $1,778,000 and $1,311,000 at December 31, 1998 and 1997,
respectively.

FINANCIAL INSTRUMENTS

The carrying values reflected in the consolidated balance sheets at December 31, 1998 and 1997 reasonably approximate the fair values for cash and cash equivalents, receivables, accounts payable, and line of credit advances. In making such assessment, the Company has utilized discounted cash flow analyses, estimates, and quoted market prices as appropriate. At December 31, 1998, the Company estimated that the fair value of notes payable was greater than their carrying value by approximately $2,620,000. At December 31, 1997, the Company estimated that the fair value of notes payable was lower than their carrying value by approximately $9,736,000.

REDEEMABLE SECURITIES

At December 31, 1997, the Company had a contingent obligation to redeem 1,126,386 shares of its 2,800,000 shares of Series 1997-A Convertible Preferred Stock outstanding; therefore, the value of such potentially redeemable shares of approximately $28,160,000 was not included in Stockholders' Equity at December 31, 1997. During 1998, this contingent obligation was relieved and as a result, $28,160,000 was reclassified into Stockholders' Equity.

STATEMENT OF POSITION 98-5

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities. This SOP requires that entities expense the costs of start-up activities and organization costs as incurred. The Company will be required to adopt the SOP in the first quarter of 1999 as a cumulative effect of a change in accounting principle. The implementation of this SOP will require the Company to write-off unamortized organization costs of approximately $2,500,000.

RECLASSIFICATIONS

Certain of the 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

2.   REAL ESTATE

SUMMARY:  Real Estate is summarized as follows (in thousands):

                                                                                        December 31,
                                                                                  1998                  1997
                                                                                  ----                  ----
Retail Centers                                                                 $1,038,978            $845,536
Office/Industrial Buildings                                                        57,876              57,846
Retail Centers Under Development                                                   34,814              56,443
Other                                                                               6,111               4,930
                                                                               ----------            --------
  Total Real Estate                                                             1,137,779             964,755

Accumulated Depreciation                                                          (79,837)            (55,823)
                                                                               ----------            --------
Real Estate - net                                                              $1,057,942            $908,932
                                                                               ==========            ========

The real estate is leased to tenants under leases expiring at various dates through 2047. Certain of these leases contain provisions for rent increases based on cost-of-living indices and certain leases contain renewal options of up to 55 years. Future minimum rental income to be received by the Company under the terms of these operating leases is as follows as of December 31, 1998 (in thousands):

          Year Ending December 31,
                   1999                                        $108,079
                   2000                                          95,648
                   2001                                          85,156
                   2002                                          74,899
                   2003                                          64,711
                   Later Years                                  421,558
                                                               --------
                   Total                                       $850,051
                                                               ========

Fifty-eight properties, including the twenty-eight Bankruptcy Remote Properties described in the following paragraph, having a net book value of approximately $878,871,000 at December 31, 1998, are pledged as collateral for notes payable described in Notes 4 and 5. In addition, the notes are secured by assignments of rents on such real estate. Certain real estate is located on land which is subject to noncancelable ground leases expiring at various dates through 2089 with minimum annual lease payments of approximately $2,370,000.

BANKRUPTCY REMOTE PROPERTIES: Twenty-eight properties having a net book value of approximately $515,865,000 at December 31, 1998, (collectively the "Bankruptcy Remote Properties," and each a "Bankruptcy Remote Property") are wholly-owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

DEVELOPMENT PROPERTIES: During 1995, the Company and various persons affiliated with The Martin Group of Companies, Inc., a San Francisco-based real estate development firm owned by J. David Martin, president and chief executive officer of the Company, executed definitive documents relating to the Company's acquisition of interests in certain retail properties in the San Francisco Bay area (the "Martin Properties"). Each of the Martin Properties is currently owned by a separate limited partnership of which the Company is general partner and Mr. Martin and various other persons affiliated with The Martin Group (collectively, including Mr. Martin, the "Martin Group Affiliates") are the limited partners. Each of the partnership agreements contemplates that the Company will acquire or develop a specified Martin Property through the relevant partnership and that upon completion and stabilization of rental revenues from the property, the limited partners will receive a number of limited partnership units determined as follows: (i) the annualized net operating income of the Martin Property will be multiplied by 10 in order to arrive at a hypothetical value of the completed property, (ii) the cost of construction and other project costs will be deducted from such hypothetical value in order to "value" the equity interests of the limited partners in the Martin Property, and (iii) such equity interest will be stated as a number of limited partnership units determined by dividing such limited partners' equity by $16. Each holder of limited partnership units will have the right to "put" such units to the partnership at a price equal to the then market value of an equivalent number of shares of the Company's Common Stock. As a result, the actual value which a holder of limited partnership units would be entitled to receive upon exercise of such "put" option will depend upon the market value of the Common Stock at the time, which may be more or less than $16 per limited partnership unit. If such "put" is exercised, the Company has the option of either purchasing the limited partnership units for cash or delivering one share of Common Stock for each limited partnership unit.

Each partnership agreement specifies the maximum number of limited partnership units that may be issued to the limited partners of that partnership. If the hypothetical equity value of any such partnership is determined to be less than originally estimated (either because project costs are higher than estimated or because stabilized net operating income is less than estimated or both), then the number of limited partnership units and the corresponding number of shares of Common Stock of the Company which may be exchanged for such units will be reduced. Other than to reflect a stock split or other capital adjustment of the shares of Common Stock, under no circumstances can the number of units be increased above the number specified in the applicable partnership agreement. Limited partnership units exchangeable for 118,403 shares of Common Stock have been issued to the Martin Group Affiliates as of December 31, 1998. At December 31, 1998 and 1997, these partnership units had a cost basis of $1,742,000 and $477,000, respectively and are reflected as minority interest in the accompanying consolidated financial statements. A maximum of 1,000,000 shares of Common Stock have been reserved for issuance upon exchange of the maximum number of 1,000,000 limited partnership units that may be issued with respect to the remaining Martin Properties. In connection with each of the Martin Properties, the Company entered into a registration rights agreement with the limited partners of each limited partnership pursuant to which such limited partners will have the right to require the Company to register under the Securities Act the shares of Common Stock which are issued upon the exchange of limited partnership units for offer and sale to the public and to join in certain registrations of securities of the Company. The total remaining project costs (exclusive of partnership units representing the equity interest of the limited partners) for the Martin Properties are estimated at approximately $44,000,000 at December 31, 1998.

On November 30, 1998, the Company, through a subsidiary, entered into a purchase and sale agreement (the "Agreement") whereby the Company sold, at its cost, a portion of the improvements made by the Company to the historic commercial portion of its development project known as 1000 Van Ness (the "Project") to Historic Van Ness, LLC ("Historic Van Ness"). The purchase price of $15,118,000 was paid by Historic Van Ness by it assuming the same amount of the Company's construction loan on the Project and may be adjusted within sixty days after the completion of all improvements to the historic commercial portion of the Project. This transaction was accounted for by the Company as a financing transaction. The improvements purchased by Historic Van Ness are considered to be Qualified Rehabilitation Expenditures ("QRE") for Federal income tax purposes (as defined in the Internal Revenue Code of 1986), which generates a rehabilitation tax credit (the "Historic Tax Credit"). The construction loan assumed by Historic Van Ness matures in December 1999 subject to a right to extend for approximately nine months. In this regard, the Company has committed to make a loan to Historic Van Ness to refinance the construction loan of up to $15,150,000 less the amount of any permanent loan (not to exceed $7,000,000) allocable to the historic commercial portion of the Project. The term of the loan by the Company would be for ten years, plus three ten year options. The rate of interest on the Company's commitment will be determined when the loan is finalized. This commitment expires on December 31, 2000.

The Company has an option (the "Option") during the period from January 1, 2005 to December 31, 2006 to purchase the interest of the investor member of Historic Van Ness for an amount equal to the then fair market value (as defined in the Option Agreement) of such interest.

Simultaneously with the Agreement, the Company through two subsidiaries entered into a Master Lease Agreement and Master Sublease Agreement (the "Master Leases") with Historic Van Ness, whereby one of the subsidiaries leased the remaining historic commercial portion of the Project to Historic Van Ness and the other subsidiary subleased from Historic Van Ness certain retail space contained within the remaining historic commercial portion of the Project. The Master Leases commenced on December 1, 1998 and have a term of forty-five years and forty years for the Master Lease and Master Sub-Lease, respectively. Both leases will terminate should the Company exercise the Option to buy out the investor member of Historic Van Ness. The Agreement also stipulates that the Company's subsidiary pay Historic Van Ness $320,000 for each calendar year that the Master Lease is in effect for the use of the common area of the historic commercial portion of the Project (the "Common Area Lease").

Future net minimum lease payments to be made by the Company's subsidiaries under the terms of the Master Leases and Common Area Lease are as follows as of December 31, 1998:

Year Ending December 31,
1999                                                                  $1,237,500
2000                                                                   1,237,500
2001                                                                   1,237,500
2002                                                                   1,237,500
2003                                                                   1,237,668
Later Years                                                           44,411,826
                                                                     -----------
Total Future Minimum Lease Payments                                   50,599,494
Less Amount Representing Interest                                     35,481,494
                                                                     -----------
Present Value of the Minimum Lease Payments                          $15,118,000
                                                                     ===========

The present value of the minimum lease payments is reflected in notes payable in the accompanying consolidated balance sheet (see Note 4).

In connection with the above agreements, the Company has guaranteed completion of the historic commercial portion of the Project which is estimated to be approximately $1,100,000. In addition, the Company has guaranteed, within certain circumstances and limits, the Historic Tax Credits of the investor member in Historic Van Ness, which maximum amount, depending on those certain circumstances and limits, is estimated to be between $640,000 and $3,200,000.

3.   INVESTMENTS

During 1998, the Operating Partnership entered into a joint venture whereby the Operating Partnership and the state of California Public Employees' Retirement System ("CalPERS") are the sole members of a limited liability company, BPP Retail, LLC, whose operating agreement constitutes the joint venture agreement (the "Agreement") between the Operating Partnership and CalPERS ("JV"). The Agreement, dated August 31, 1998, contemplates that generally CalPERS will have an 80% interest and the Operating Partnership a 20% interest in the JV, whose purpose is to serve as the vehicle through which the parties invest in neighborhood, community, promotional and specialty retail centers in the western United States. The Operating Partnership is the manager of the JV.

As of October 1, 1998, CalPERS made an initial contribution to the JV of five retail properties in Colorado, Texas and Oregon, valued at approximately $80,000,000, of which it had previously been the sole owner under arrangements with previous advisors. During the fourth quarter of 1998 the JV completed the acquisition of interests in five additional retail shopping centers for an aggregate purchase price of approximately $38,261,000 (see
Note 12). In December 1998, the Operating Partnership and CalPERS entered into an Agreement Regarding Contribution of Certain Properties and Put Options, related to two of the Operating Partnership's retail properties (the "Contributed Projects"). The purpose of this option agreement was to permit the Operating Partnership to contribute the Contributed Projects into the JV even though CalPERS had not received all the required information (such as appraisals) to approve or disapprove the contribution. As a condition of permitting this contribution, CalPERS was granted an option (the "Put Option") to require that the JV rescind all or a portion of the contribution as CalPERS may elect in its sole discretion, after receiving and reviewing all the information as required in the Agreement of the JV. Upon the signing of this option agreement, the JV provided the Operating Partnership approximately $22,195,000 (the "Net Asset Value") in exchange for the economic interests in the Contributed Projects and the Put Option. Should CalPERS direct the JV to rescind all or a portion of the contribution, the related portion of the Net Asset Value must be returned by the Operating Partnership to the JV. Due to the Put Option, the consolidated balance sheet of the Company as of December 31, 1998 continues to include the net book value of the Contributed Assets, and the monies received for the Net Asset Value is included in accounts payable and other liabilities. The Put Option expires during the first quarter of 1999. During the first quarter of 1999, the Operating Partnership intends to contribute properties owned directly by the Operating Partnership for purposes of its initial contribution. The Agreement contemplates an aggregate $400 million investment by CalPERS and $100 million investment by the Operating Partnership through the period ending December 31, 1999, and provides for up to $165 million of leverage through mortgage or line of credit borrowings by the JV. Subject to certain qualifications, in making future acquisitions, the Operating Partnership is committed to offer qualifying retail property investment opportunities to the JV until the parties' respective investment obligations are satisfied, before making such acquisitions solely for its own direct account. There can be no assurance that the investment goals of the JV will be satisfied or that the parties may not agree to expand such goals or to vary their respective 80/20% participation in the JV.

CalPERS is entitled to a priority return on its investment in the JV before any return is paid to the Operating Partnership. The priority return is equal to a 5.00% "real" (i.e., inflation adjusted) annual rate of return plus (i) a premium, depending upon the type of property, from 50 basis points on existing shopping center projects to 200 basis points on speculative development projects and 300 basis points on undeveloped land, and (ii) a further premium of up to 60 basis points depending upon the currently anticipated leverage on the properties owned by the JV.

The Operating Partnership will receive specified annual asset management fees, property management fees, leasing, acquisition, disposition and development fees. In addition, after the priority return to CalPERS, the Operating Partnership will be entitled to receive an incentive distribution equal to 25% of the excess of the real internal rate of return over the real return benchmark.

The Agreement specifies a term of 30 years, contemplates a real estate cycle of nine years, and provides for the cumulative measurement of performance and total return. Accordingly, it is possible that in some years the Operating Partnership may not receive any distribution (other than the specified fees) with respect to its investment in the JV, because of its return being subordinated to CalPERS' priority return, although shortfalls in any year may be made up by performance in subsequent years. Also under certain circumstances, the return of the Operating Partnership's capital may be subordinated to the return of CalPERS' capital. While the payment of distributions to the Operating Partnership are subordinated to the payment of distributions to CalPERS, the Operating Partnership is not responsible to repay distributions that have been paid with respect to any prior period.

Notwithstanding the specific duration and expected real estate cycle of the JV, either CalPERS or the Operating Partnership may terminate early the JV upon giving specified advance notice. Subject to certain limitations, either party may also cause the JV to sell any particular property. Also subject to certain limitations, CalPERS may elect to convert its JV interest in one or more designated properties into up to an aggregate of 9.8% of the number of shares of Common Stock of the Company then outstanding, with the number of shares to be issued to be determined pursuant to a formula based upon a number of factors including the net operating income of the properties involved, debt to market capitalization, weighted cost of debt and the Company's recent stock price at the time of the conversion.

Under the Agreement, the Operating Partnership is obligated to observe a number of policies established by CalPERS with respect to its investments generally, to consult regularly with CalPERS relative to its policies for real estate investments particularly, to establish an annual business plan for the JV that is subject to CalPERS' approval, to advise CalPERS concerning major developments, and to obtain CalPERS' approval before taking specified major activities with respect to the properties. The fair market value of each property will be determined annually by an independent appraiser selected by CalPERS. CalPERS has the right to terminate the Operating Partnership as the manager of the JV and as property manager of the JV properties at any time, in which event both parties have the unilateral right to terminate the JV. See Note 18 for a description of subsequent events involving the JV.

In addition, during the year ended December 31, 1998, the Company and certain of its subsidiaries completed the acquisition of 14 retail shopping centers totaling approximately 1,017,000 square feet of Company owned GLA for an aggregate purchase price of approximately $98,343,000 (see Note 12).

During the year ended December 31, 1997, the Company and certain of its subsidiaries completed the acquisition of 42 retail shopping centers totaling approximately 5.6 million square feet of Company-owned GLA for an aggregate purchase price of approximately $598,100,000 (see Note 12). Included in this acquisition activity was the acquisition on December 31, 1997, of a portfolio of twenty shopping centers (the "Golden State Properties") containing approximately 2.6 million square feet of gross leasable area, all of which are located in California, and the related financing thereof. Pursuant to the terms of the agreement to contribute dated as of December 5, 1997 (the "Contribution Agreement") by and among the Company and certain investment funds (the "Contributors"), on December 31, 1997, the Contributors contributed the Golden State Properties to the Company's Operating Partnership in exchange for initial consideration of approximately $302,400,000. Of this consideration $50,000,000 was in the form of 2,000,000 preferred limited partner units of the Operating Partnership ("Preferred Units") (see Note 9). The Company financed the cash portion of the acquisition price of the Golden State

Properties through the privately negotiated sale of $70,000,000 of the Company's newly-designated and issued Series 1997-A Convertible Preferred Stock (see Note 9), the borrowing of first mortgage debt collateralized by nineteen of the Golden State Properties (see Note 4) and additional borrowings under its existing credit facility (see Note 5).

The Contributors were given the right to receive additional consideration of up to $41,600,000 for additional value resulting from the lease-up of certain specified portions of the Golden State Properties and construction and lease-up of certain additional space through June 30, 1999. During 1998, additional consideration of approximately $9,356,000 was paid out in cash to the Contributors. At December 31, 1998, $9,812,000 is recorded under the caption accounts payable and other liabilities for additional consideration earned but not paid.

4.   NOTES PAYABLE

Notes payable are summarized as follows (in thousands):

                                                                                        December 31,
                                                                                   1998             1997
                                                                                   ----             ----
Collateralized Mortgage-Backed Securities - principal and interest paid monthly at rates ranging from 6.76% to 9.20%; maturing at
  dates from 2004 to 2026.                                                      $285,362          $262,160
Bank Construction Loan - interest only paid monthly; variable rate at LIBOR plus 1.90 or at prime plus .50% (approximately 7.61% at
  December 31, 1998); maturing 1999.                                               5,427                 -
Insurance Companies - principal and interest paid monthly at rates ranging from 7.00% to 10.13%; maturing at dates from 1999
  to 2017.                                                                        47,160            48,099
Pension Funds - principal and interest paid monthly at rates
  ranging from 9.50% to 10.00%; maturing in 2002 and 2005.                        21,545            22,052
Other - principal and interest paid monthly at rates up to 9.0%;
  maturing at dates from 1999 to 2043.                                            34,535            18,447
Bank Construction Loan - interest only paid monthly; variable rate
  at LIBOR plus 2.00% or at prime; repaid in 1998.                                     -            18,753
                                                                                --------          --------
Total Notes Payable                                                             $394,029          $369,511
                                                                                ========          ========

Interest expense for the years ended December 31, 1998, 1997 and 1996 is reported net of capitalized interest totaling approximately $6,518,000, $3,242,000 and $1,658,000, respectively.

Principal maturities on the notes payable are summarized as follows (in thousands):

                    Year Ending December 31,
                             1999                                   $ 37,402
                             2000                                      5,951
                             2001                                      6,578
                             2002                                     19,421
                             2003                                      6,684
                             Later Years                             317,993
                                                                   ---------
                             Total                                 $ 394,029
                                                                   =========

During February 1997, the Company paid off mortgage loans secured by one of its shopping centers with borrowings under the Company's credit facilities. In addition, the Company refinanced a variable rate mortgage loan secured by another property with a fixed rate mortgage loan. In connection with these extinguishments of debt, the Company recorded an extraordinary loss of $52,000.

On December 31, 1997, the Company, through a Bankruptcy Remote Entity (see
Note 2), sold to Nomura Asset Capital Corporation an 8.33%, $135,040,000 mortgage promissory note due December 31, 2007 for $150,000,000, being the equivalent of a 6.76%, $150,000,000 mortgage promissory note with the same maturity. The Company has accounted for the sale of the mortgage note and the payment of principal and interest thereon as if the note were a 6.76%, $150,000,000 mortgage promissory note. The first mortgage debt is collateralized by nineteen of the twenty Golden State Properties. The proceeds of this mortgage financing were used to finance, in part, the acquisitions of the Golden State Properties pursuant to the Contribution Agreement (see Note 3).

5.   LINE OF CREDIT ADVANCES

In November 1996, the Company obtained a $90,000,000 revolving credit facility secured by certain real estate on which outstanding borrowings accrued interest at LIBOR (London Interbank Offer Rate) plus 1.65% and a $45,000,000 unsecured credit facility under which outstanding borrowings accrued interest at LIBOR plus 1.75%. During the third quarter of 1997, the Company obtained an increase in the borrowing capacity under its revolving credit facility from $135,000,000 to $205,000,000 of which $135,000,000 is to be secured by various mortgages and $70,000,000 is unsecured. The Company also negotiated a reduction of .25% in the interest rate to LIBOR plus 1.40% and LIBOR plus 1.50% on the secured and unsecured portions, respectively. At December 31, 1998 and 1997, the average rate of interest on line of credit advances was approximately 7.07% and 7.41%, respectively. At December 31, 1998, borrowings of approximately $180,999,000 were outstanding of which $111,018,000 and $69,981,000 were outstanding under the secured and unsecured portions, respectively. The credit facility is scheduled to mature in November 1999, and is subject to various loan covenants. The lender has notified the Company that, due to a change in strategic focus, it intends to liquidate its line of credit business in 1999 and, therefore, will not entertain a request to renew the credit facility at maturity. The Company intends to refinance the credit facility with another lender prior to the maturity date.

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

7.   SALES OF REAL ESTATE

On August 4, 1998, the Company sold the parking garage of its 1000 Van Ness project for approximately $13,125,000. Proceeds of $7,875,000 were used to reduce borrowings under a construction loan secured by this project, with the remaining proceeds used to reduce borrowings under the Company's credit facility. No gain or loss resulted from such sale. At December 31, 1998, the Company sold its remaining portion of Plaza Rancho Carmel. Net proceeds from the disposition totaled approximately $2,420,000, resulting in a loss of approximately $1,814,000.

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

8.   DIVIDEND DISTRIBUTIONS

The status of the Common Stock dividends distributed for 1998, 1997 and 1996 for Federal income tax purposes is as follows:

                                                             1998             1997            1996
                                                             ----             ----            ----
                  Taxable Portion                           64.8%            93.3%            0.0%
                  Return of Capital                         35.2%             6.7%          100.0%
                                                           ------           ------          ------
                  Total                                    100.0%           100.0%          100.0%
                                                           ======           ======          ======

9.   ISSUANCE OF SECURITIES

SERIES 1997-A CONVERTIBLE PREFERRED STOCK: On December 31, 1997, the Company issued 2,800,000 shares of Series 1997-A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") in a privately-negotiated sale at a price of $25.00 per share. The Series A Preferred Stock has a cumulative dividend yield of 8%. On and after December 31, 1998, March 31, 1999, June 30, 1999, and September 30, 1999 (or earlier in the event of certain defined events), each holder of shares of Series A Preferred Stock has the right to convert 25% of the shares of Series A Preferred Stock held of record by the holder into a number of shares of Common Stock equal to (i) the stated value plus the amount, if any, of the per share amount of outstanding dividends as of the effective time of the conversion, divided by (ii) the conversion price, initially equal to $15.375. After the fifth anniversary of the date of the first issuance of shares of Series A Preferred Stock, the Company may give notice of mandatory conversion of all of the outstanding Series A Preferred Stock if the value of the Common Stock (both on the day prior to the notice of conversion and on a value weighted basis over a period of time prior to such date) is greater than the initial conversion price; and after such notice all such outstanding shares shall be mandatorily converted into Common Stock, except that each holder of Series A Preferred Stock shall have the right, prior to the date established for such mandatory conversion, instead to cause the Company to redeem such holder's Series A Preferred Stock at its stated value plus accrued dividends to the redemption date multiplied by a percentage equal to 105% if the redemption date is prior to December 31, 2003, decreasing by 1% each year thereafter (but not less than 100% after December 31, 2007). The Company used the proceeds of the sale to finance, in part, the acquisition of the Golden State Properties (see Note 3).

COMMON STOCK: On March 30, 1998, the Company issued 7,475,000 shares of Common Stock at a public offering price of $14.125 per share. In addition, on March 30, 1998, the Company issued 965,518 shares of Common Stock to a Unit Investment Trust at a price based upon the March 25, 1998 market value of $14.50 per share. The combined shares were sold pursuant to the Company's shelf registration statements. The net proceeds from the combined offerings of approximately $112,471,000 were used to reduce borrowings under the Company's credit facility, pay off the balance outstanding under a construction loan agreement secured by one of the Company's development properties and for general working capital purposes. On May 2, 1997, the Company issued 6,325,000 shares of Common Stock at a public offering price of $12.375 per share. The shares were sold pursuant to a previously filed $200 million shelf registration statement. The net proceeds of the offering of approximately $73,125,000 were used to reduce borrowings under the Company's credit facilities.

PREFERRED OPERATING PARTNERSHIP UNITS: On December 31, 1997, 2,000,000 Series 1997-A Preferred Limited Partner Units of the Operating Partnership (the "Preferred Units") were issued at a price of $25.00 per unit. After approximately a year and subject to certain conditions, Preferred Units are exchangeable at the option of the holder for Series A Preferred Stock on a 1-for-1 basis. Each Preferred Unit has substantially identical distribution and liquidation rights as each share of Series A Preferred Stock. Such Preferred Units are classified as minority interest at December 31, 1998 and 1997. The Company used the proceeds of the sale to finance, in part, the acquisition of the Golden State Properties (see Note 3). At December 31, 1998 and 1997, 2,000,000 shares of preferred stock were reserved for issuance upon the potential redemption of 2,000,000 preferred units.

ISSUANCE OF PARTNERSHIP UNITS "PUT" RIGHTS OF COMMON UNITS: Under the partnership agreement of the Operating Partnership, whenever the Company issues any shares of Common Stock or Preferred Stock, the Company must contribute the proceeds of such issuance to the Operating Partnership and the Operating Partnership will issue the same number of Common Units or Preferred Units to the Company, so that the Company will at all times own the same number of Common Units (including units held by the Company as general partner as well as limited partner units owned by the Company) and Preferred Units as there are outstanding shares of Common Stock and Preferred Stock, respectively, of the Company. Distributions by the Operating Partnership with respect to Preferred Units and Common Units provide the funds to enable the Company to make distributions to the holders of its Series A Preferred Stock and Common Stock. The partnership agreement also provides that, after the June 30 or December 31 next succeeding the first anniversary of the issuance of Common Units (or earlier in the event of certain extraordinary transactions), the holder of each Common Unit other than the Company will have the right to require the Operating Partnership to redeem each Common Unit at a redemption price equal to the then market value of a share of Common Stock. Such redemption will be in cash, except that the Company may assume the redemption obligation and pay the redemption in form of shares of its Common Stock. At December 31, 1998 and 1997, approximately 1,906,000 and 621,000 shares of common stock were reserved for issuance upon the potential redemption of approximately 1,906,000 and 621,000 partnership units.

UNISSUED REGISTERED SECURITIES: As of December 31, 1998, the Company has registered an aggregate of $202,144,000 of unissued securities under various shelf registration statements.

10.  PRICE RANGE OF COMMON STOCK

                                                  Market Quotations
                                                                                             Common
Quarter Ended                              High                        Low                 Dividends
                                                                                              Paid
---------------------------------------------------------------------------------------------------------
March 31, 1996                            $11.13                      $9.75                  $.2500
June 30, 1996                              11.88                      10.25                   .2500
September 30, 1996                         13.00                      11.00                   .2500
December 31, 1996                          15.00                      11.88                   .2500

March 31, 1997                             15.50                      12.75                   .2500
June 30, 1997                              13.88                      11.75                   .2500
September 30, 1997                         14.81                      13.50                   .2500
December 31, 1997                          15.56                      12.75                   .2500

March 31, 1998                             15.63                      14.13                   .2625
June 30, 1998                              14.75                      13.69                   .2625
September 30, 1998                         14.81                      12.69                   .2625
December 31, 1998                          13.75                      11.63                   .2625

Market quotations are from the New York Stock Exchange Index. As of December 31, 1998, there were 2,423 holders of record of the Company's shares.

11.  STOCK OPTIONS

The Company has a stock option and incentive plan which expires in 2006 and is administered by the Compensation Committee of the Board of Directors. A maximum of 2,950,000 shares of Common Stock are reserved for issuance upon the exercise of options or other stock-based awards that may be granted under the plan. Options granted expire 10 years from the date of grant. The plan as revised in 1996 also provides for grants from such reserved shares to each non-employee director of the Company of restricted shares of the Company's Common Stock in lieu of cash compensation. Restricted stock vests evenly over a three year period or earlier upon such person's termination of service as director. At December 31, 1998, 219,159 shares had been purchased pursuant to the exercise of options under the plan, unexercised options for 1,920,373 shares are outstanding (of which 798,167 are subject to future vesting requirements), and options or other awards for 786,468 shares are available for future awards under the plan (see Note 18).

Activity under the stock option plan is summarized below:

                                                                                           Exercise Price
                                                                Number of Shares           Per Share
                                                                ----------------           ---------
Outstanding, January 1, 1996                                           1,034,537           $12.09-$18.88
Granted                                                                  501,500           $12.50
Canceled                                                                 (13,850)          $15.20-$18.63
                                                                       ---------           -------------
Outstanding, December 31, 1996                                         1,522,187           $12.09-$18.88
Expired                                                                  (19,250)          $16.19
Repurchased                                                             (135,560)          $16.19-$18.88
Exercised                                                                 (4,000)          $12.50
Canceled                                                                  (2,000)          $12.50
                                                                       ---------           -------------
Outstanding, December 31, 1997                                         1,361,377           $12.09-$18.88
Granted                                                                  679,500           $12.50-$14.50
Expired                                                                  (53,004)          $18.25-$18.59
Exercised                                                                (44,500)          $12.50-$12.88
Canceled                                                                 (23,000)          $12.50-$14.50
                                                                       ---------           -------------
Outstanding, December 31, 1998                                         1,920,373           $12.09-$18.88
                                                                       =========           =============

During 1997, the Company repurchased 135,560 options for an average price of approximately $0.49 per option.

The following table summarizes information concerning options outstanding and exercisable at December 31, 1998:

                            Options Outstanding                                        Options Exercisable
-------------------------------------------------------------------------      ----------------------------------
                                                 Remaining
                                                Contractual      Exercise                              Exercise
                                                    Life-        Price -                                Price-
      Range of            Outstanding at          Weighted       Weighted          Number at           Weighted
  Exercise Prices        December 31, 1998        Average        Average       December 31, 1998       Average
-------------------------------------------------------------------------      ----------------------------------
$12.09-$12.88                1,591,000           7.76 years       $12.60             944,333            $12.67
$14.50-$16.97                  201,750           7.45 years        14.88              50,250             16.04
$17.59-$18.88                  127,623           3.34 years        18.49             127,623             18.49
                             ---------                                             ---------
                             1,920,373                                             1,122,206
                             =========                                             =========

Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") was effective in 1996. FAS No. 123 requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no compensation costs have been recognized in 1998, 1997 or 1996. Had compensation cost for the Company's Stock Option Plan been recognized based on the fair value at the grant date for awards consistent with the provisions of FAS No. 123, the Company's income available to common stockholders and basic earnings per share would have been reflected as the pro forma amounts below (in thousands, except per share amounts):

                                                      1998            1997            1996
                                                      ----            ----            ----
Income Available to Common Stockholders -
pro forma                                            $12,926         $18,463         $11,251
Basic Earnings Per Share - pro forma                     .43             .87             .66

The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. No options were granted during 1997. The estimated fair value of options granted under the Company's stock option plan during 1998 and 1996 were $1,425,168 and $705,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 8.0% dividend yield, volatility of 25%, risk free rate of return of 6.00% and expected lives of 5 years. The estimated fair value of options granted are subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. The above weighted-average assumptions are an approximation of historical information and are not intended to represent future events or trends.

12.  TRANSACTIONS WITH RELATED PARTIES

The Company through a subsidiary entered into a Purchase and Sale Agreement with Holliday Development, L.P. ("Holliday"), whereby the Company would be reimbursed by Holliday for all of the Company's costs and expenses (the "Reimburseable Costs") incurred at the direction of Holliday, in connection with the acquisition and construction of the residential portion of 1000 Van Ness (one of the Martin Properties, see Note 2). This agreement also stipulates that the Reimbursable Costs will be paid to the Company in several successive transactions which coincide with the sale of the residential units to third parties. Once all the Reimbursable Costs are repaid to the Company (approximately $18,000,000), the Company shall convey all the unsold residential units to Holliday. The Company's president and chief executive officer has approximately a 35% interest in Holliday. In addition, the Company's director of development has approximately a 14% interest in Holliday. As of December 31, 1998, the Company had received approximately $10,750,000 of the Reimbursable Costs (see Note 18).

In December 1998, the Company entered into an operating lease for a corporate office in Emeryville, California. The landlord is a partnership in which the Company's president and chief executive officer has an economic interest. The lease commenced on January 1, 1999 with a five-year term. Monthly lease payments are approximately $11,460, with a three percent annual increase.

During 1998 and 1997, the Company acquired three leasehold interests in 126,557 square-feet of former Ernst Home Improvement Stores ("Ernst Stores") for approximately $6,520,000 in cash. In addition, during 1998 the JV (see
Note 3) acquired a leasehold interest in a 44,875 square-foot former Ernst Store for approximately $2,000,000. The Company and the JV acquired the Ernst Stores from the purchaser of the leasehold interest in bankruptcy proceedings involving the Ernst Home Improvement chain. One of the principals of such purchaser is a brother of the chief investment officer of the Company. The chief investment officer of the Company disclaims any personal interest in his brother's interest in the purchaser and has no personal interest in any proceeds that the purchaser received in connection with the leasehold interests.

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

For a description of transactions in which the Company's president and chief executive officer was an interested party prior to his election to such positions and as a director, see "Development Properties" in Note 2.

13.  RETIREMENT SAVINGS PLAN

The Company has a contributory Retirement Savings Plan. The maximum contribution is 15% of annual salaries of which up to 3% is matched by the Company up to 75% of employee contributions, subject to limitations imposed by the Internal Revenue Service. The Company's contributions to this plan for 1998, 1997 and 1996 were approximately $77,000, $48,000 and $33,000, respectively.

14.  OPERATING LEASES

The Company leases office space under various operating leases that expire at various times through 2005. Rental expense under these operating leases for the years ended December 31, 1998, 1997 and 1996 was approximately $326,000, $202,000 and $168,000, respectively.

Approximate minimum future lease payments under these operating leases at December 31, 1998, are as follows (in thousands):

                  For Year Ending December 31,
                             1999                                  $ 947,850
                             2000                                    960,153
                             2001                                    911,485
                             2002                                    706,214
                             2003                                    506,713
                             Later Years                             229,860
                                                                  ----------
                             Total                                $4,262,275
                                                                  ==========

15.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1998 and 1997 is as follows (in thousands, except per share amounts):

                                                                                       Income Available
                                                                                          to Common
                                                                                         Stockholders
                                                         Income Available                 Per Share
                                                            to Common               ------------------------
                                   Total Revenues          Stockholders             Basic            Diluted
1998:
First                                    $ 29,867             $  2,136              $0.09              $0.09
Second                                     32,125                5,112               0.16               0.16
Third                                      34,539                4,294               0.14               0.14
Fourth                                     35,192                1,614               0.05               0.05
                                         --------             --------              -----              -----
Total                                    $131,723             $ 13,156              $0.44              $0.44
                                         ========             ========              =====              =====
1997:
First                                    $ 12,977             $  1,584              $0.09              $0.09
Second                                     16,987                3,444               0.16               0.16
Third                                      18,117                4,111               0.18               0.17
Fourth                                     20,093                9,559               0.45               0.45
                                         --------             --------              -----              -----
Total                                    $ 68,174             $ 18,698              $0.88              $0.87
                                         ========             ========              =====              =====

16.  SEGMENT INFORMATION

The Company has two reportable segments: Retail Operating properties and Office/Industrial properties. The Company focuses its investments on retail shopping centers located in major metropolitan areas. As discussed in Note 1, the Company owns interests in 71 retail operating properties and has one retail project currently under development.

The Company also owns interests in four office and industrial properties which it considers non-strategic and therefore does not allocate a material amount of Company resources to this segment. For the years ended December 31, 1998, 1997 and 1996 there was no tenant of the Company that accounted for ten percent of the total revenues of the Company.

The Company's accounting policies for these segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates the performance of its assets within these segments based on the net operating income of the respective property. Net operating income is calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment is as follows (in thousands):

                                                                 1998
-----------------------------------------------------------------------------------------
                                                   Retail           Office        Total
Rental Revenues                                  $  123,381        $ 7,524     $  130,905
                                                 ==========        =======     ==========
Net Operating Income                             $   87,672        $ 6,690     $   94,362
                                                 ==========        =======     ==========
Real Estate at December 31                       $1,073,792        $57,876     $1,131,668
                                                 ==========        =======     ==========
                                                                 1997
-----------------------------------------------------------------------------------------
                                                   Retail           Office        Total
Rental Revenues                                  $   59,535        $ 7,878     $   67,413
                                                 ==========        =======     ==========
Net Operating Income                             $   42,105        $ 6,592     $   48,697
                                                 ==========        =======     ==========
Real Estate at December 31                       $  901,979        $57,846     $  959,825
                                                 ==========        =======     ==========
                                                                 1996
-----------------------------------------------------------------------------------------
                                                   Retail           Office        Total
Rental Revenues                                  $   35,523        $11,341     $   46,864
                                                 ==========        =======     ==========
Net Operating Income                             $   24,228        $ 9,623     $   33,851
                                                 ==========        =======     ==========
Real Estate at December 31                       $  328,972        $57,740     $  386,712
                                                 ==========        =======     ==========

The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                          1998             1997              1996
                                                                          ----             ----              ----
REVENUES:

Total Rental Revenues for Reportable Segments                           $130,905         $ 67,413          $ 46,864
Interest Revenue                                                             818              761               450
                                                                        --------         --------          --------
   TOTAL CONSOLIDATED REVENUES                                          $131,723         $ 68,174          $ 47,314
                                                                        ========         ========          ========
NET OPERATING INCOME:
                                                                        --------         --------          --------
Total Net Operating Income for Reportable Segments                      $ 94,362         $ 48,697          $ 33,851
                                                                        --------         --------          --------
Additions:

   Interest Revenue                                                          818              761               450
   Income from Unconsolidated Subsidiaries                                   214              223                 -
   Gain on Sales of Real Estate                                                -            5,896             2,298
                                                                        --------         --------          --------
Total Additions                                                            1,032            6,880             2,748
                                                                        --------         --------          --------
Less:
   Interest Expense                                                       35,630           18,472            10,744
   General and Administrative Expenses                                     5,723            3,035             2,415
   Depreciation and Amortization                                          28,607           15,275            11,250
   Minority Interest                                                       4,864               45                35
   Loss on Sales of Real Estate                                            1,814                -                 -
                                                                        --------         --------          --------
Total Deductions                                                          76,638           36,827            24,444
                                                                        --------         --------          --------
Net Income Before Extraordinary Item                                      18,756           18,750            12,155
Extraordinary Item                                                             -              (52)             (884)
                                                                        --------         --------          --------
Net Income                                                              $ 18,756         $ 18,698          $ 11,271
                                                                        ========         ========          ========

The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at December 31, 1998, 1997 and 1996 (in thousands):

                                                                          1998             1997              1996
                                                                          ----             ----              ----
Total Real Estate for Reportable Segments                             $1,131,668         $959,825          $386,712
Other Real Estate                                                          6,111            4,930             2,922
                                                                      ----------         --------          --------
Total Real Estate                                                      1,137,779          964,755           389,634
Accumulated Depreciation                                                 (79,837)         (55,823)          (48,978)
                                                                      ----------         --------          --------
Real Estate, Net                                                       1,057,942          908,932           340,656
Other Assets                                                              56,234           34,863            15,539
                                                                      ----------         --------          --------
Consolidated Assets                                                   $1,114,176         $943,795          $356,195
                                                                      ==========         ========          ========

Other real estate includes assets related to the corporate offices of the Company, which are not included in segment information.

17.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

As discussed in Notes 3 and 7, the Company and certain of its subsidiaries acquired and disposed of interests in certain properties during 1998 and 1997. The acquisitions have been accounted for as a purchase. The operating results of the acquisitions and disposals have been included in the consolidated statements of income from the date of acquisition and disposal.

The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 1998 and 1997 as if each of the following transactions had occurred as of the beginning of the respective periods:
(i) the acquisitions and dispositions by the Company of properties in 1998 and 1997 and (ii) the completion of the sale by the Company of 8,440,518 and 6,325,000 shares of Common Stock in March 1998 and May 1997, respectively (see Note 9).

The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred as of January 1, 1998 or 1997, nor does it purport to represent the results of future operations. (in thousands, except per share amounts.)

                                                          For the Years Ended
                                                             December 31,
                                                        1998              1997
                                                        ----              ----
Revenues from Rental Property                         $136,636          $125,616
Net Income Before Extraordinary Item                    20,955            27,472
Net Income                                              20,955            27,420
Income Available to Common Stockholders                 15,355            21,820
Net Income Before Extraordinary
   Item Per Common Share-Basic                            0.48              0.69
Income Available to Common
   Stockholders Per Common Share-Basic                    0.48              0.69
Net Income Before Extraordinary
   Item Per Common Share-Diluted                          0.48              0.68
Income Available to Common
   Stockholders Per Common Share-Diluted                  0.48              0.68

18.  SUBSEQUENT EVENTS

During January 1999, the Company entered into a $5,000,000 unsecured Revolving Credit Agreement with a bank. Outstanding borrowings will accrue interest at LIBOR plus 2.00% or prime. This credit facility is scheduled to mature in November 1999, and is subject to various borrowing base and debt service coverage limitations.

Through February 23, 1999, the Company received approximately $6,740,000 of additional Reimbursable Costs of the residential portion of the development project described in Note 12.

On February 9, 1999, the Compensation Committee of the Company's Board of Directors granted options for an aggregate of 560,000 shares of Common Stock to certain key executives and employees of the Company at an exercise price of $11.31 per share, the closing price of the Company's Common Stock on that day.

On March 9, 1999, BPP Retail, LLC (the joint venture between the Company and CalPERS, see Note 3) agreed to acquire 28 shopping centers owned by AMB Property Corporation aggregating 5.1 million square feet for approximately $663.4 million. The properties are to be acquired in three separate transactions, currently expected to close on or about April 30, July 31 and December 1, 1999. The Company has agreed to acquire six additional shopping centers from AMB aggregating 1.5 million square feet for approximately $284.4 million; if completed, this purchase, which is subject to the Company's obtaining financing and other conditions, is currently expected to close by year-end 1999. In connection with the AMB transaction, CalPERS and the Company agreed to increase the aggregate amount of indebtedness that the joint venture might incur through December 31, 2000 to approximately $450,000,000 and the Company granted CalPERS an option expiring June 30, 2000 to purchase 1 million shares of Common Stock of the Company at an exercise price of $15.375 per share.

                                    PART III

ITEMS 10 THROUGH 13.

Incorporated by reference to the following sections of the Company's Proxy Statement for its 1999 Annual Meeting: "Nominees for Directors," "Executive Officers," "Beneficial Ownership of Management," "Beneficial Ownership of Non-Management," and "Executive Compensation" under "PROPOSAL I-ELECTION OF DIRECTORS" and "CERTAIN TRANSACTIONS WITH MANAGEMENT."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements and Independent Auditors' Report are included under Item 8.

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 1998 and 1997.

          Consolidated Statements of Income for each of the three years in the period ended December 31, 1998.

          Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998.

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.

          Notes to Consolidated Financial Statements, December 31, 1998, 1997, and 1996.

       The following Supplemental Financial Schedules are included herein:

       III - Real Estate and Accumulated Depreciation.

       All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements and notes.

       (b) REPORTS ON FORM 8-K

           Form 8-K Report filed December 23, 1998 (earliest event reported
              February 3, 1998): Item 5, regarding certain Shopping Center Acquisitions, Leasehold Interest Acquisitions, Sales of Real Estate and Joint Venture; and Item 7 regarding Financial Statements, Pro-Forma financial information and exhibits.

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


         3.2 Bylaws of the Company as amended November 19, 1997, incorporated by reference to Exhibit 3.2 of the Company's report on Form 8-K (earliest event reported November 7,
                      1997), filed December 16, 1997 (the "December 16, 1997
                      Form 8-K Report").

         4.1.1 Form of stock certificate for Common Stock of the Company, incorporated by reference to Exhibit 4.0 to Registration
                      Statement No. 33-20489 and subsequently overprinted to state "THE CORPORATION IS NOW INCORPORATED IN THE STATE OF
                      MARYLAND WITH $0.01 PAR VALUE PER SHARE."

         4.1.2        Form of stock certificate for Series 1997-A Convertible
                      Preferred Stock, incorporated by reference to Exhibit
                      4.4.2 filed with the Company's registration statement (No.
                      333-69957) on December 30, 1998.

         4.2 Stock Purchase Agreement dated as of December 5, 1997 by and among Burnham Pacific Properties, Inc., Burnham
                      Pacific Operating Partnership, L.P., Westbrook Burnham
                      Holdings, L.L.C. and Westbrook Burnham Co-Holdings,
                      L.L.C., incorporated by reference to Exhibit 4.1 of the January 14, 1998 Form 8-K.

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

        10.1.3        Third Amendment to Agreement of Limited Partnership of
                      Burnham Pacific Operating Partnership, L.P., dated as of
                      December 31, 1997 (the "First Amendment"), incorporated by reference to Exhibit 10.1 of the Company's report on Form
                      8-K dated June 1, 1998.

        10.1.4        Exhibit C to the First Amendment (defining the rights of
                      Preferred Units and Common Units of Burnham Pacific
                      Operating Partnership, L.P.), incorporated by reference to
                      Exhibit 10.1.3 to the Company's Form 10-K Report for 1997.


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

        10.7          Form of Indemnification Agreement among Burnham Pacific
                      Properties, Inc. and Burnham Pacific Operating Partnership,
                      L.P. as indemnitors and their Officers and Directors as indemnitees, incorporated by reference to Exhibit 10.4 filed with the Company's registration statement (No. 333-69957) on December 30, 1998.

        10.8          Operating Agreement of BPP Retail, LLC dated August 31,
                      1998. This document constitutes the joint venture agreement between the state of California Public
                      Employees' Retirement System and Burnham Pacific Operating
                      Partnership, L.P., reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended
                      September 30, 1998.

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

                                     Burnham Pacific Properties, Inc.

                                     By: /s/ J. David Martin
                                        ------------------------------------
                                          J. David Martin, President

                                     Dated: March 29, 1999
                                           ---------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                            Title                       Date
   ---------                            -----                       ----
/s/ Malin Burnham                Chairman of the Board          March 29, 1999
-------------------------
Malin Burnham

/s/ J. David Martin              President, Director            March 29, 1999
-------------------------
J. David Martin

/s/ Daniel B. Platt              Chief Financial Officer        March 29, 1999
-------------------------
Daniel B. Platt

/s/ Marc T. Artino               Chief Accounting Officer       March 29, 1999
-------------------------
Marc T. Artino

/s/ James D. Harper, Jr.         Director                       March 29, 1999
-------------------------
James D. Harper, Jr.

/s/ James D. Klingbeil           Director                       March 29, 1999
-------------------------
James D. Klingbeil

/s/ Nina Matis                   Director                       March 29, 1999
-------------------------
Nina Matis

/s/ Donne P. Moen                Director                       March 29, 1999
-------------------------
Donne P. Moen

/s/ Thomas A. Page               Director                       March 29, 1999
-------------------------
Thomas A. Page

/s/ Phillip S. Schlein           Director                       March 29, 1999
-------------------------
Phillip S. Schlein

/s/ Robin Wolaner                Director                       March 29, 1999
-------------------------
Robin Wolaner

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1998

                                                                             COSTS CAPITALIZED SUBSEQUENT
                                                   INITIAL COST TO COMPANY:        TO ACQUISITION:
                                                   ------------------------  ----------------------------
                                                             BUILDINGS &               BUILDINGS &
PROPERTY                         ENCUMBRANCES       LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
SAN DIEGO REGION
WIEGAND PLAZA                    $ 6,814,992   $ 4,986,224  $ 9,279,037   $  414,463  $ 3,972,462
  Encinitas, California
POWAY PLAZA                                -     2,747,538    6,413,725            -      365,563
  Poway, California
SANTEE VILLAGE SQUARE                      -     3,019,122    4,528,684            -    1,418,477
  San Diego, California
POINT LOMA PLAZA                  14,797,386    11,942,554   23,885,108       23,408    1,700,150
  San Diego, California
INDEPENDENCE SQUARE                        -             -    4,213,782            -    3,950,531
  San Diego, California
NAVAJO SHOPPING CENTER                     -       571,588      961,731    1,197,679    8,364,264
  San Diego, California
RUFFIN VILLAGE                             -             -    3,779,139            -      307,674
  San Diego, California
MESA SHOPPING CENTER               7,875,295     2,962,405    5,924,810       18,169    2,732,150
  San Diego, California
SAN DIEGO FACTORY OUTLET                   -     4,533,576    9,067,910    2,285,747    7,094,140
  San Diego, California
SDFOC-KMART                        2,550,747     1,933,333    3,866,667            -            -
  San Diego, California
SAN MARCOS LUCKY PLAZA                     -     2,457,807    4,915,613      266,185      531,319
  San Diego, California
BERGEN BRUNSWIG BUILDING           9,400,491     7,878,067   15,756,135       10,754      144,151
  Orange, California
ANACOMP BUILDING                           -     7,467,253   14,934,506        6,747       42,728
  Poway, California
MARCOA BUILDING                            -     1,432,434    3,342,347          247          576
  San Diego, California
SCRIPPS RANCH BUILDING                     -     2,085,891    2,081,981            -    2,691,789
  San Diego, California
                                 -----------   -----------  -----------   ----------  -----------
         SUBTOTAL                 41,438,911    54,017,792   112,951,175   4,223,399   33,315,974
                                 -----------   -----------  -----------   ----------  -----------
                                    AMOUNTS CARRIED AT END OF PERIOD:
                                    ---------------------------------
                                              BUILDINGS &    CARRYING    ACCUMULATED      DATE
PROPERTY                             LAND     IMPROVEMENTS     COSTS     DEPRECIATION   ACQUIRED      LIFE
SAN DIEGO REGION
WIEGAND PLAZA                    $ 5,400,687  $ 13,251,499  $18,652,186  $ 4,882,286      Sep-86        30
  Encinitas, California
POWAY PLAZA                        2,747,538     6,779,288    9,526,826    2,421,070      Oct-88        30
  Poway, California
SANTEE VILLAGE SQUARE              3,019,122     5,947,161    8,966,283    2,617,608      Jan-85        30
  San Diego, California
POINT LOMA PLAZA                  11,965,962    25,585,258   37,551,220    8,198,110      Dec-89        30
  San Diego, California
INDEPENDENCE SQUARE                        -     8,164,313    8,164,313    3,664,847      Sep-83       3-25
  San Diego, California
NAVAJO SHOPPING CENTER             1,769,267     9,325,995   11,095,262    2,327,570      Sep-83       3-15
  San Diego, California
RUFFIN VILLAGE                             -     4,086,813    4,086,813    2,154,788      Dec-85        25
  San Diego, California
MESA SHOPPING CENTER               2,980,574     8,656,960   11,637,534    4,613,770      Jun-84        25
  San Diego, California
SAN DIEGO FACTORY OUTLET           6,819,323    16,162,050   22,981,373    3,717,941      Jan-92        30
  San Diego, California
SDFOC-KMART                        1,933,333     3,866,667    5,800,000      699,218      Oct-93        30
  San Diego, California
SAN MARCOS LUCKY PLAZA             2,723,992     5,446,932    8,170,924      172,506      Dec-97        30
  San Diego, California
BERGEN BRUNSWIG BUILDING           7,888,821    15,900,286   23,789,107    3,323,086      Oct-92        30
  Orange, California


ANACOMP BUILDING                   7,474,000    14,977,234   22,451,234    2,991,696      Dec-92        30
  Poway, California
MARCOA BUILDING                    1,432,681     3,342,923    4,775,604    1,028,121      Sep-89        30
  San Diego, California
SCRIPPS RANCH BUILDING             2,085,891     4,773,770    6,859,661    1,755,892      May-87        30
  San Diego, California
                                  ----------   -----------   -----------  ----------
         SUBTOTAL                 58,241,191   146,267,149   204,508,340  44,568,509
                                  ----------   -----------   -----------  ----------



BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1998
                                                                             COSTS CAPITALIZED SUBSEQUENT
                                                   INITIAL COST TO COMPANY:        TO ACQUISITION:
                                                   ------------------------  ----------------------------
                                                             BUILDINGS &               BUILDINGS &
PROPERTY                         ENCUMBRANCES       LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
LOS ANGELES REGION
LA MANCHA SHOPPING CENTER                  -     2,202,830    5,981,355     168,770      955,265
  Fullerton, California
PLAZA AT PUENTE HILLS             32,394,106    19,333,333   38,666,667      48,674    1,598,120
  City of Industry, California
WEST LANCASTER                             -       635,257    1,274,663           -       49,942
  Lancaster, California
ONTARIO VILLAGE                            -     1,582,802    3,195,733           -      167,607
  Ontario, California
VALLEY CENTRAL                    24,858,317    13,291,904   26,680,586           -      235,016
  Lancaster, California
CRENSHAW-IMPERIAL                  5,156,121     3,019,923    6,159,881       8,685     (20,879)
  Inglewood, California
SANTA FE SPRINGS PLAZA                     -     5,682,205   11,403,070           -      159,656
  Whitier, California
CENTRAL SHOPPING CENTER                    -     1,886,518    3,795,868       1,500        6,449
  Ventura, California
MOUNTAINGATE PLAZA                23,593,248     9,587,636   19,419,490    (19,547)       81,341
  Simi Valley, California
SIMI VALLEY PLAZA                 16,143,450     8,219,957   16,439,914      78,894      170,880
  Simi Valley, California
WESTMINSTER CENTER                         -    18,604,973   37,209,946   1,767,404    1,953,780
  Westminster, California
BELL GARDEN MARKETPLACE                    -             -   11,854,933           -    1,465,403
  Bell Garden, California
BUENA VISTA MARKETPLACE                    -     4,216,270    8,432,541     399,168      790,831
  Duarte, California
RALPH'S CENTER                             -     3,686,051    7,372,102       9,798       11,089
  Redondo Beach, California
CENTERWOOD PLAZA                           -     2,108,031    4,216,062     170,709      336,617
  Bellflower, California
LAKE ARROWHEAD                    19,551,006    10,606,587   21,695,708           -            -
  Lake Arrowhead, California
OLYMPIAD PLAZA                     6,104,449     3,413,703    6,871,283        9,974      101,735
  Mission Viejo, California
MENIFEE TOWN CENTER                        -     3,952,698    7,905,397       10,329       17,437
  Menifee, California
PLAZA DE MONTEREY                  3,956,664     1,999,305    4,071,522           -            -
  Palm Desert, California
PALMS TO PINES WEST                        -     1,013,724    2,119,429           -            -
  Palm Desert, California
MISSION PLAZA                              -     1,517,422    3,106,356           -            -
  Cathedral City, California
                                 -----------    -----------  -----------  ---------    ---------
         SUBTOTAL                131,757,361    116,561,129  247,872,506  2,654,358    8,080,289
                                 -----------    -----------  -----------  ---------    ---------
                                    AMOUNTS CARRIED AT END OF PERIOD:
                                    ---------------------------------
                                              BUILDINGS &    CARRYING    ACCUMULATED      DATE
PROPERTY                             LAND     IMPROVEMENTS     COSTS     DEPRECIATION   ACQUIRED     LIFE
LOS ANGELES REGION
LA MANCHA SHOPPING CENTER         2,371,600     6,936,620    9,308,220   4,442,998       Dec-88       30
  Fullerton, California
PLAZA AT PUENTE HILLS            19,382,007    40,264,787   59,646,794   7,295,057       Oct-93       30
  City of Industry, California
WEST LANCASTER                      635,257     1,324,605    1,959,862      85,777       Jan-97       30
  Lancaster, California
ONTARIO VILLAGE                   1,582,802     3,363,340    4,946,142     213,243       Jan-97       30
  Ontario, California
VALLEY CENTRAL                   13,291,904    26,915,602   40,207,506   1,727,112       Jan-97       30
  Lancaster, California
CRENSHAW-IMPERIAL                 3,028,608     6,139,002    9,167,610     363,788       Apr-97       30
  Inglewood, California
SANTA FE SPRINGS PLAZA            5,682,205    11,562,726   17,244,931     674,767       Apr-97       30
  Whitier, California

CENTRAL SHOPPING CENTER           1,888,018     3,802,317    5,690,335     222,812      Apr-97        30
  Ventura, California
MOUNTAINGATE PLAZA                9,568,089    19,500,831   29,068,920     815,466      Oct-97        30
  Simi Valley, California
SIMI VALLEY PLAZA                 8,298,851    16,610,794   24,909,645     554,100      Dec-97        30
  Simi Valley, California
WESTMINSTER CENTER               20,372,377    39,163,726   59,536,103   1,270,688      Dec-97        30
  Westminster, California
BELL GARDEN MARKETPLACE                   -    13,320,336   13,320,336     392,675      Dec-97        30
  Bell Gardens, California
BUENA VISTA MARKETPLACE           4,615,438     9,223,372   13,838,810     291,475      Dec-97        30
  Duarte, California
RALPH'S CENTER                    3,695,849     7,383,191   11,079,040     258,829      Dec-97        30
  Redondo Beach, California
CENTERWOOD PLAZA                  2,278,740     4,552,679    6,831,419     142,753      Dec-97        30
  Bellflower, California
LAKE ARROWHEAD                   10,606,587    21,695,708   32,302,295     440,305      May-98        30
  Lake Arrowhead, California
OLYMPIAD PLAZA                    3,423,677     6,973,018   10,396,695     350,200      Jun-97        30
  Mission Viejo, California
MENIFEE TOWN CENTER               3,963,027     7,922,834   11,885,861     264,578      Dec-97        30
  Menifee, California
PLAZA DE MONTEREY                 1,999,305     4,071,522    6,070,827      67,165      Jun-98        30
  Palm Desert, California
PALMS TO PINES WEST               1,013,724     2,119,429    3,133,153      34,924      Jun-98        30
  Palm Desert, California
MISSION PLAZA                     1,517,422     3,106,356    4,623,778      51,056      Jun-98        30
  Cathedral City, California
                                -----------   -----------  -----------  ----------
         SUBTOTAL               119,215,487   255,952,795  375,168,282  19,959,768
                                -----------   -----------  -----------  ----------



BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1998
                                                                             COSTS CAPITALIZED SUBSEQUENT
                                                   INITIAL COST TO COMPANY:        TO ACQUISITION:
                                                   ------------------------  ----------------------------
                                                             BUILDINGS &               BUILDINGS &
PROPERTY                         ENCUMBRANCES       LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
SAN FRANCISCO REGION
RICHMOND SHOPPING CENTER          6,854,781      3,139,965    6,264,175      71,473       433,456
  Richmond, California
HILLTOP PLAZA                             -      1,923,807    3,847,815   3,798,993    21,050,533
  Richmond, California
GATEWAY CENTER                   16,716,239              -   23,041,102           -     2,297,321
  Marin City, California
FOOTHILL PLAZA                            -      2,082,995    4,373,836           -       110,069
  Los Altos, California
CAMERON PARK                              -      1,898,032    3,810,110           -       436,107
  Cameron Park, California
FREMONT HUB SHOPPING CENTER               -     15,750,424   33,274,814           -     2,180,296
  Fremont, California
STANFORD RANCH                    6,265,630      3,669,386    7,449,220           -       205,308
  Rocklin, California
AUBURN VILLAGE                            -      4,828,725    9,773,678           -       421,694
  Auburn, California
PROSPECTOR'S PLAZA                        -      6,762,001   13,524,001     548,265     1,080,646
  Placerville, California
SANTA ROSA VALUE CENTER                   -      5,964,704   11,929,409      15,858        47,194
  Santa Rosa, California
FREMONT GATEWAY PLAZA                     -      9,898,097   19,796,193     398,376       783,521
  Fremont, California
SOUTHAMPTON CENTER                        -      6,964,868   13,929,736     600,421     1,184,481
  Benicia, California
SILVER CREEK PLAZA                        -      5,793,858   11,587,715     401,575       795,636
  San Jose, California
SUMMERHILLS SHOPPING CENTER               -      3,463,199    6,926,397      94,852       192,398
  Sacramento, California
SHASTA CROSSROADS                         -      4,554,787    9,109,575     468,732       928,513
  Redding, California
CREEKSIDE SHOPPING CENTER                 -      2,883,083    5,766,165     492,088       977,405
  Vacaville, California
580 MARKETPLACE                           -      5,575,805   11,151,611     374,641       736,183
  Castro Valley, California
DISCOVERY PLAZA                           -              -    9,216,732     415,576       914,928
  Sacramento, California
SUNSET CENTER                             -      2,396,340    4,792,681     130,594       257,508
  Suisin City, California
HALLMARK TOWN CENTER                      -      2,797,702    5,595,405     284,839       563,367
  Madera, California
ARCADE SQUARE                             -      2,779,626    5,559,253     267,143       527,755
  Sacramento, California
VAN NESS                         20,544,880      2,271,199   50,231,739           -             -
San Francisco, California
                                 ----------     ----------   -----------  ---------    ----------
         SUBTOTAL                50,381,530     95,398,603   270,951,362  8,363,426    36,124,319
                                 ----------     ----------   -----------  ---------    ----------
                                    AMOUNTS CARRIED AT END OF PERIOD:
                                    ---------------------------------
                                              BUILDINGS &    CARRYING    ACCUMULATED      DATE
PROPERTY                             LAND     IMPROVEMENTS     COSTS     DEPRECIATION   ACQUIRED      LIFE
SAN FRANCISCO REGION
RICHMOND SHOPPING CENTER          3,211,438    6,697,631    9,909,069     750,371      Dec-95        30
  Richmond, California
HILLTOP PLAZA                     5,722,800   24,898,348   30,621,148     714,604      Dec-96        30
  Richmond, California
GATEWAY CENTER                            -   25,338,423   25,338,423   1,116,286      Aug-97        30
  Marin City, California
FOOTHILL PLAZA                    2,082,995    4,483,905    6,566,900      285,020     Feb-97        30
  Los Altos, California
CAMERON PARK                      1,898,032    4,246,217    6,144,249      243,637     Jan-97        30
  Cameron Park, California
FREMONT HUB SHOPPING CENTER      15,750,424   35,455,110   51,205,534    1,925,085     Apr-97        30
  Fremont, California
STANFORD RANCH                    3,669,386    7,654,528   11,323,914      396,450     May-97        30
  Rocklin, California
AUBURN VILLAGE                    4,828,725   10,195,372   15,024,097      533,223     May-97        30
  Auburn, California
PROSPECTOR'S PLAZA                7,310,266   14,604,647   21,914,913      464,054     Dec-97        30
  Placerville, California
SANTA ROSA VALUE CENTER           5,980,562   11,976,603   17,957,165      399,220     Dec-97        30
  Santa Rosa, California
FREMONT GATEWAY PLAZA            10,296,473   20,579,714   30,876,187      678,355     Dec-97        30
  Fremont, California
SOUTHAMPTON CENTER                7,565,289   15,114,217   22,679,506      489,375     Dec-97        30
  Benicia, California
SILVER CREEK PLAZA                6,195,433   12,383,351   18,578,784      387,134     Dec-97        30
  San Jose, California
SUMMERHILLS SHOPPING CENTER       3,558,051    7,118,795   10,676,846      233,194     Dec-97        30
  Sacramento, California
SHASTA CROSSROADS                 5,023,519   10,038,088   15,061,607      328,038     Dec-97        30
  Redding, California
CREEKSIDE SHOPPING CENTER         3,375,171    6,743,570   10,118,741      202,349     Dec-97        30
  Vacaville, California
580 MARKETPLACE                   5,950,446   11,887,794   17,838,240      385,410     Dec-97        30
  Castro Valley, California
DISCOVERY PLAZA                     415,576   10,131,660   10,547,236      330,122     Dec-97        30
  Sacramento, California
SUNSET CENTER                     2,526,934    5,050,189    7,577,123      167,061     Dec-97        30
  Suisin City, California
HALLMARK TOWN CENTER              3,082,541    6,158,772    9,241,313      204,030     Dec-97        30
  Madera, California
ARCADE SQUARE                     3,046,769    6,087,008    9,133,777      185,583     Dec-97        30
  Sacramento, California
VAN NESS                          2,271,199   50,231,739   52,502,938      457,205     July-98        30
San Francisco, California
                                -----------  -----------  -----------  ----------
         SUBTOTAL               103,762,029  307,075,681  410,837,710  10,875,806
                                -----------  -----------  -----------  ----------



BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1998
                                                                             COSTS CAPITALIZED SUBSEQUENT
                                                   INITIAL COST TO COMPANY:        TO ACQUISITION:
                                                   ------------------------  ----------------------------
                                                             BUILDINGS &               BUILDINGS &
PROPERTY                         ENCUMBRANCES       LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
PACIFIC NORTHWEST REGION
CHAMBERS CREEK                    1,573,943        887,118    1,856,899           -       13,631
  Tacoma, Washington
DESIGN MARKET                             -      3,765,179    7,892,149           -       41,339
  Bellevue, Washington
FAIRWOOD SQUARE                           -      1,684,060    3,568,011           -      135,594
  Renton, Washington
PUGET PARK                        2,510,915      1,477,327    3,103,651           -       78,360
  Everett, Washington
MERIDIAN VILLAGE SHOPPING                 -      7,001,009   14,002,019      29,513      102,751
CENTER
  Bellingham, Washington
BEAR CREEK VILLAGE (ERNST)                -              -    3,474,379           -       69,677
  Redmond, Washington
VILLAGE EAST SHOPPING CENTER              -      4,995,041   10,016,631           -            -
  Salem, Oregon
KEIZER CREEKSIDE                          -      1,831,640    3,746,464           -            -
  Salem, Oregon
PARK MANOR                                -        973,248    2,010,606           -            -
  Bellingham, Washington
FARMINGTON VILLAGE                        -      1,400,223    2,811,045           -            -
  Aloha, Oregon
GREENWAY TOWN CENTER                      -      2,546,298    5,090,877           -            -
  Tigard, Oregon
GREENTREE PLAZA                           -      3,266,219    6,598,434           -            -
  Everett, Washington
YOUNG'S BAY                               -      1,717,485    3,438,212           -            -
  Warrenton, Oregon
JAMES' VILLAGE (LYNNWOOD ERNST)           -              -    2,141,260           -            -
  Lynnwood, Washington
                                  ---------     ----------   ----------      ------      -------
         SUBTOTAL                 4,084,858     31,544,847   69,750,637      29,513      441,352
                                  ---------     ----------   ----------      ------      -------
                                    AMOUNTS CARRIED AT END OF PERIOD:
                                    ---------------------------------
                                              BUILDINGS &    CARRYING    ACCUMULATED      DATE
PROPERTY                             LAND     IMPROVEMENTS     COSTS     DEPRECIATION   ACQUIRED      LIFE
PACIFIC NORTHWEST REGION
CHAMBERS CREEK                     887,118     1,870,530     2,757,648     76,684       Oct-97        30
  Tacoma, Washington
DESIGN MARKET                    3,765,179     7,933,488    11,698,667    326,574       Oct-97        30
  Bellevue, Washington
FAIRWOOD SQUARE                  1,684,060     3,703,605     5,387,665    147,512       Oct-97        30
  Renton, Washington
PUGET PARK                       1,477,327     3,182,011     4,659,338    132,698       Oct-97        30
  Everett, Washington
MERIDIAN VILLAGE SHOPPING        7,030,522    14,104,770    21,135,292    471,696       Dec-97        30
CENTER
  Bellingham, Washington
BEAR CREEK VILLAGE (ERNST)               -     3,544,056     3,544,056    350,804       Dec-97        30
  Redmond, Washington
VILLAGE EAST SHOPPING CENTER     4,995,041    10,016,631    15,011,672    306,255       Feb-98        30
  Salem, Oregon
KEIZER CREEKSIDE                 1,831,640     3,746,464     5,578,104     72,409       Jun-98        30
  Salem, Oregon
PARK MANOR                         973,248     2,010,606     2,983,854     38,902       Jun-98        30
  Bellingham, Washington
FARMINGTON VILLAGE               1,400,223     2,811,045     4,211,268     39,295       Jul-98        30
  Aloha, Oregon
GREENWAY TOWN CENTER             2,546,298     5,090,877     7,637,175     70,707       Jul-98        30
  Tigard, Oregon
GREENTREE PLAZA                  3,266,219     6,598,434     9,864,653     91,221       Jul-98        30
  Everett, Washington
YOUNG'S BAY                      1,717,485     3,438,212     5,155,697     47,753       Jul-98        30
  Warrenton, Oregon
JAMES' VILLAGE (LYNNWOOD ERNST)           -     2,141,260     2,141,260     28,678       Oct-98        30
  Lynnwood, Washington
                                ----------    ----------   -----------  ---------
         SUBTOTAL               31,574,360    70,191,989   101,766,349  2,201,188
                                ----------    ----------   -----------  ---------



BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1998
                                                                             COSTS CAPITALIZED SUBSEQUENT
                                                   INITIAL COST TO COMPANY:        TO ACQUISITION:
                                                   ------------------------  ----------------------------
                                                             BUILDINGS &               BUILDINGS &
PROPERTY                         ENCUMBRANCES       LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
MOUNTAIN REGION
                                ------------    -----------   -----------     ----------  -----------
BRICKYARD PLAZA (ERNST)
  Salt Lake City, Utah                     -              -     1,047,007              -            -
                                ------------    -----------   -----------     ----------  -----------


SOUTHWEST REGION

SILVER PLAZA                         300,000        318,364       675,644              -        3,669
  Silver City, New Mexico
CRUCES NORTE                               -        827,222     1,701,026              -            -
  Las Cruces, New Mexico
                                 -----------    -----------   -----------     ----------   ----------
         SUBTOTAL                    300,000      1,145,586     2,376,670              -        3,669
                                ------------    -----------   -----------     ----------  -----------
BURNHAM PACIFIC GRAND TOTAL     $227,962,660    $298,667,957  $704,949,357   $15,270,696  $77,965,603
                                ============    ============  ============   ===========  ===========

                                    AMOUNTS CARRIED AT END OF PERIOD:
                                    ---------------------------------
                                              BUILDINGS &    CARRYING    ACCUMULATED      DATE
PROPERTY                             LAND     IMPROVEMENTS     COSTS     DEPRECIATION   ACQUIRED      LIFE
MOUNTAIN REGION
                                ------------  -----------   ------------   -----------
BRICKYARD PLAZA (ERNST)
  Salt Lake City, Utah                     -    1,047,007      1,047,007        50,458     Sep-98      30
                                ------------  -----------   ------------   -----------


SOUTHWEST REGION

SILVER PLAZA                         318,364      679,313        997,677        27,897     Oct-97      30
  Silver City, New Mexico
CRUCES NORTE                         827,222    1,701,026      2,528,248        33,283     Jun-98      30
  Las Cruces, New Mexico
                                ------------  -----------   ------------   -----------
         SUBTOTAL                  1,145,586    2,380,339      3,525,925        61,180
                                ------------  -----------   ------------   -----------
BURNHAM PACIFIC GRAND TOTAL     $313,938,653  $782,914,960  $1,096,853,613 $77,716,909
                                ============  ============  ============== ===========

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III NOTES
DECEMBER 31, 1998

NOTE 1

Poway Shopping Center, Santee Village Square, Independence Square, Navajo Shopping Center, San Diego Factory Outlet, La Mancha Shopping Center, Santa Fe Springs Plaza, Central Shopping Center, Foothill Plaza, Fremont Hub Shopping Center, Auburn Village, Keizer Creekside, Park Manor, Meridian Village Shopping Center, and Greentree Plaza are jointly encumbered under the Company's secured line of credit, under which $111,017,713 was outstanding at December 31, 1998, which was not included in Schedule III.

NOTE 2

Menifee Town Center, San Marcos Lucky Plaza, Westminster Center, Buena Vista Marketplace, Ralph's Center, Centerwood Plaza, Prospector's Plaza, Santa Rosa Value Center, Fremont Gateway Plaza, Southampton Center, Silver Creek Plaza, Summerhills Shopping Center, Shasta Crossroads, Creekside Shopping Center, 580 Marketplace, Discovery Plaza, Sunset Center, Hallmark Town Center, and Arcade Square are jointly encumbered under a $148,109,955 Mortgage Loan at December 31, 1998, which was not included in Schedule III.

NOTE 3

Design Market, Fairwood Square, and Village East are jointly encumbered under a $16,005,128 Mortgage loan at December 31, 1998, which was not included in
Schedule III.

NOTE 4

Schedule III does not include approximately $6,111,000 of furniture fixtures and equipment and acquisitions in progress and $2,120,000 of related accumulated depreciation, and $34,764,000 of costs incurred to date on development of a retail center which is also classified with property in the consolidated financial statements of the Company.

NOTE 5

The aggregate cost for federal income tax purposes for buildings and improvements at December 31, 1998 was approximately $724,683,000.

                                                      Land, Buildings &             Accumulated
                                                         Improvements              Depreciation
Balance at January 1, 1997                               $ 350,764,889             $ 48,322,678
Additions During Period                                    636,986,047               13,107,995
Cost of Real Estate Sold                                   (72,672,630)              (6,631,279)
                                                  ---------------------      -------------------

Balance at December 31, 1997                               915,078,306               54,799,394
Additions During Period                                    187,460,623               24,302,044
Cost of Real Estate Sold                                    (5,685,316)              (1,384,529)
                                                  ---------------------      -------------------
Balance at December 31, 1998                            $1,096,853,613             $ 77,716,909
                                                  =====================      ===================

A) Additions during the period are broken down as follows:

                                                          1998                      1997
                                                  ---------------------      -------------------
Cash Expenditures                                        $ 144,000,716            $ 447,653,868
Assumption of Debt                                          25,147,110               61,008,444
Operating Partnership Units Issued                          18,312,797               58,323,735
Issuance of Convertible Preferred Stock                              -               70,000,000
                                                  ---------------------      -------------------
                                                         $ 187,460,623            $ 636,986,047
                                                  =====================      ===================