Form 10-K405/A
period 1998-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 1999-04-30
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K 405/A-1

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1998    Commission file number  1-9524

                        BURNHAM PACIFIC PROPERTIES, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)

          Maryland                                    33-0204162
------------------------------------                  ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

610 West Ash Street, San Diego, California               92101
------------------------------------------               -----
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

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               -
--------------------------------------------------------------------------------
Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                              -
--------------------------------------------------------------------------------
At March 16, 1999 the aggregate market value of the Registrant's shares of common stock, $.01 par value, held by non-affiliates of the Registrant was $321,609,463.

--------------------------------------------------------------------------------
There were 31,954,008 shares of common stock outstanding at March 16, 1999.

--------------------------------------------------------------------------------
Part III and Item 5 incorporate certain provisions of the Registrant's Proxy Statement for its 1999 Annual Meeting to be filed subsequently.

[Item 7A as previously filed is amended in its entirety to read as follows:]

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its credit facility used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. As of December 31, 1998, the Company's long-term debt primarily consisted of fixed-rate secured mortgage indebtedness, a variable rate construction loan, a variable rate secured mortgage indebtedness, fixed rate lease obligations and a variable rate credit facility. The average interest rate on the $371,910,000 of secured mortgage indebtedness outstanding at December 31, 1998 was approximately 7.70%, with maturities at various dates through 2026. The weighted average interest rate on the construction loan at December 31, 1998 was approximately 7.61%. The construction loan which matures in December 1999, had an outstanding balance at December 31, 1998 of approximately $5,427,000. The balance outstanding and interest rate on the variable rate secured indebtedness as of December 31, 1998 was approximately $1,574,000 and 7.00%, respectively. This loan is scheduled to mature in February 2017. The fixed rate lease obligations are in connection with the historic portion of the Company's 1000 Van Ness project. At December 31, 1998, the present value of the related minimum lease payments was approximately $15,118,000. The weighted average interest rate on the credit facility at December 31, 1998 was approximately 7.07%. The credit facility, with an outstanding balance at December 31, 1998 of approximately $180,999,000, matures November 1999. The carrying value of the credit facility, construction loan, variable rate secured mortgage loan and lease obligations at December 31, 1998 approximate its fair value.

The aggregate scheduled principal amortization of all debt consists of the following at December 31, 1998 (in thousands):

                  1999                               $218,401
                  2000                                  5,951
                  2001                                  6,578
                  2002                                 19,421
                  2003                                  6,684
                  Thereafter                          317,993
                                                     --------
                                                     $575,028
                                                     --------
                                                     --------

As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 BURNHAM PACIFIC PROPERTIES, INC.


Date: April 30, 1999             By: /s/ J. David Martin
     -------------------------      --------------------------------------------
                                      J. David Martin, Chief Executive Officer


Date: April 30, 1999             By: /s/ Daniel B. Platt
     -------------------------      --------------------------------------------
                                      Daniel B. Platt, Chief Financial Officer