Form 10-Q
period 1999-03-31
BURNHAM PACIFIC PROPERTIES INC
filed 1999-05-17
CIK 805730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to ________________

Commission file number 1-9524


                       BURNHAM PACIFIC PROPERTIES, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


          Maryland                                        33-0204162
----------------------------                   ---------------------------------
(State of other jurisdiction                   (IRS Employer Identification No.)
      of incorporation)


610 West Ash Street, San Diego, California                  92101
------------------------------------------     ---------------------------------
 (Address of principal executive offices)                 (Zip Code)


                                (619) 652-4700
                           ------------------------
              Registrant's telephone number, including area code


                                      NA
                           ------------------------
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

Number of shares of the Registrant's common stock outstanding at May 14, 1999: 31,960,008.

                         PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       BURNHAM PACIFIC PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                     March 31, 1999                   December 31, 1998
                                                           ------------------------------     ------------------------------
ASSETS
Real Estate                                                            $1,142,778                        $1,137,799
Less Accumulated Depreciation                                             (86,480)                          (79,837)
                                                           ------------------------------     ------------------------------
Real Estate-Net                                                         1,056,298                         1,057,942
Cash and Cash Equivalents                                                   3,326                            20,873
Restricted Cash                                                             9,085                             7,737
Receivables-Net                                                             6,889                             7,697
Investment in Unconsolidated Subsidiaries                                   3,426                             3,438
Other Assets                                                               16,734                            16,489
                                                           ------------------------------     ------------------------------
Total                                                                  $1,095,758                        $1,114,176
                                                           ------------------------------     ------------------------------
                                                           ------------------------------     ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable and Other Liabilities                                 $   39,536                        $   50,572
Tenant Security Deposits                                                    2,954                             2,982
Notes Payable                                                             396,149                           394,029
Line of Credit Advances                                                   179,803                           180,999
                                                           ------------------------------     ------------------------------

Total Liabilities                                                         618,442                           628,582
                                                           ------------------------------     ------------------------------

Commitments and Contingencies

Minority Interest                                                          69,707                            70,217
                                                           ------------------------------     ------------------------------

Stockholders' Equity:
Preferred Stock, Par Value $.01/share 5,000,000
    Shares Authorized, 4,800,000 Shares Designated as
    Series 1997-A Convertible Preferred, 2,800,000
    Shares Outstanding at March 31, 1999 and
    December 31, 1998                                                          28                                28


Common Stock, Par Value $.01/share, 95,000,000
    Shares Authorized, 31,960,008 and 31,954,008
    Outstanding at March 31, 1999 and December 31,
    1998, respectively                                                        320                               319
Paid in Capital in Excess of Par                                          525,266                           524,957
Dividends Paid in Excess of Net Income                                   (118,005)                         (109,927)
                                                           ------------------------------     ------------------------------
Total Stockholders' Equity                                                407,609                           415,377
                                                           ------------------------------     ------------------------------

Total                                                                  $1,095,758                        $1,114,176
                                                           ------------------------------     ------------------------------
                                                           ------------------------------     ------------------------------

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                            March 31,
                                                                          --------------------------------------------
                                                                                  1999                     1998
                                                                          -------------------      -------------------
REVENUES

Rents                                                                             $34,435                  $29,639
Fee Income                                                                            384                        -
Interest                                                                              316                      228
                                                                          -------------------      -------------------

Total Revenues                                                                     35,135                   29,867
                                                                          -------------------      -------------------

EXPENSES

Interest                                                                            9,888                    9,466
Rental Operating                                                                    9,374                    8,252
General and Administrative                                                          1,754                    1,111
Restructuring Charge                                                                1,500                        -
Abandoned Acquisition Costs                                                           748                        -
Depreciation and Amortization                                                       7,161                    6,431
                                                                          -------------------      -------------------
Total Costs and Expenses                                                           30,425                   25,260
                                                                          -------------------      -------------------
Income From Operations Before Income (Loss) from Unconsolidated
    Subsidiaries, Minority Interest and Cumulative Effect of Change
    in Accounting Principle                                                         4,710                    4,607
Income (Loss) from Unconsolidated Subsidiaries                                        (31)                      95
Minority Interest                                                                  (1,102)                  (1,166)
                                                                          -------------------      -------------------
Net Income Before Cumulative Effect of Change in Accounting Principle               3,577                    3,536
Cumulative Effect of Change in Accounting Principle                                (1,866)                       -
                                                                          -------------------      -------------------
Net Income                                                                        $ 1,711                  $ 3,536
Dividends Paid to Preferred Stockholders                                           (1,400)                  (1,400)
                                                                          -------------------      -------------------
Income Available to Common Stockholders                                           $   311                  $ 2,136
                                                                          -------------------      -------------------
                                                                          -------------------      -------------------

BASIC AND DILUTED EARNINGS PER SHARE:
Income Before Cumulative Effect of Change in Accounting Principle                 $  0.07                  $  0.09
Cumulative Effect of Change in Accounting Principle                                 (0.06)                       -
                                                                          -------------------      -------------------
Net Income                                                                        $  0.01                  $  0.09
                                                                          -------------------      -------------------
                                                                          -------------------      -------------------

Proforma Amounts Assuming the Change in Accounting Principle
     is Applied Retroactively:
Net Income                                                                        $ 3,577                  $ 3,280
Net Income Per Share - Basic and Diluted                                          $  0.07                  $  0.08


See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       1999                     1998
                                                               -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                           $  1,711                 $  3,536
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
   Depreciation and Amortization                                        7,161                    6,431
   Cumulative Effect of Change in Accounting Principle                  1,866                        -
   Abandoned Acquisitions Costs                                           748                        -
   Provision for Bad Debt                                                 175                      175
   Common Stock - Directors' Fees                                          63                       87
   Stock Options - Compensation Expense                                    67                       88
   Minority Interest                                                    1,102                    1,166
   Changes in Other Assets and Liabilities:
      Receivables and Other Assets                                     (2,715)                    (173)
      Accounts Payable and Other Liabilities                              145                   (1,039)
      Tenant Security Deposits                                            (28)                      32
                                                               -------------------      -------------------
Net Cash Provided By Operating Activities                              10,295                   10,303
                                                               -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
 Capital Improvements                                                 (19,618)                 (42,650)
Reimbursement of Development Costs                                      7,450                        -
                                                               -------------------      -------------------
Net Cash Used For Investing Activities                                (12,168)                 (42,650)
                                                               -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements                                  -                   10,000
Repayments Under Line of Credit Agreements                             (1,196)                 (80,000)
Principal Payments of Notes Payable                                    (1,880)                 (20,094)
Proceeds from Issuance of Notes Payable                                     -                   26,472
Restricted Cash                                                        (1,348)                     692
Dividends Paid                                                         (9,789)                  (7,560)
Issuance of Stock-Net                                                      43                  113,135
Distributions Made to Minority Interest Holders                        (1,504)                  (1,328)
                                                               -------------------      -------------------
Net Cash Provided (Used) for Financing Activities                     (15,674)                  41,317
                                                               -------------------      -------------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (17,547)                   8,970
Cash and Cash Equivalents at Beginning Of Period                       20,873                    6,841
                                                               -------------------      -------------------
Cash and Cash Equivalents at End Of Period                           $  3,326                 $ 15,811
                                                               -------------------      -------------------
                                                               -------------------      -------------------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash Paid During Three Months For Interest                           $ 11,816                 $  9,719
                                                               -------------------      -------------------
                                                               -------------------      -------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Notes Payable Issued for Additional Consideration of
  Real Estate Acquired                                               $  4,000
                                                               -------------------
                                                               -------------------

See the Accompanying Notes

                       BURNHAM PACIFIC PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 31, 1999, DECEMBER 31, 1998, AND MARCH 31, 1998
                                  (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the audited financial statements of Burnham Pacific Properties, Inc. for the year ended December 31, 1998. Certain of the 1998 amounts have been reclassified to conform to 1999 presentation.

      Dividends Per Share - Dividends of .2625 cents per share were paid on March 31,1999 to shareholders of record on March 24, 1999.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Positions ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". This SOP requires that entities expense the costs of start-up activities and organization costs incurred and is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 in the first quarter of 1999. This initial application is reported as a cumulative effect of change in accounting principle and represents start-up and organization costs previously carried and amortized as other assets. These costs of approximately $1,866,000, represent unamortized costs related primarily to the Company becoming self-advised in 1991, the conversion to an "UPREIT" Structure in 1997 and the formation of its joint venture with the California Public Employees' Retirement System ("CalPERS") during 1998.

2.    NET INCOME PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated. Basic EPS excludes dilution created by stock equivalents and is computed by dividing net income available to common stockholders for the respective periods by the weighted average number of shares outstanding during the applicable period. Diluted EPS reflects the potential dilution created by stock equivalents if such equivalents are converted into common stock (in thousands, except per share amounts):


                                                                          Three Months Ended
                                                                              March 31,
                                                                1999                                1998
------------------------------------------------   ------------------------------     ------------------------------
Numerator:
Net Income                                                          $ 1,711                               $ 3,536
Less:
Dividends Paid to Preferred Stockholders                             (1,400)                               (1,400)
                                                   ------------------------------     ------------------------------
Income Available to Common
   Stockholders for Basic and Diluted
   Earnings Per Share                                               $   311                               $ 2,136
                                                   ------------------------------     ------------------------------
                                                   ------------------------------     ------------------------------

Denominator:
Shares for Basic Earnings Per Share -
   weighted average shares outstanding                               31,954                                23,641
Effect of Dilutive Securities:
Stock Options                                                             -                                   125
                                                   ------------------------------     ------------------------------
Shares for Diluted Earnings Per Share                                31,954                                23,766
                                                   ------------------------------     ------------------------------
                                                   ------------------------------     ------------------------------

Basic Earnings Per Share                                            $  0.01                               $  0.09
                                                   ------------------------------     ------------------------------
                                                   ------------------------------     ------------------------------
Diluted Earnings Per Share                                          $  0.01                               $  0.09
                                                   ------------------------------     ------------------------------
                                                   ------------------------------     ------------------------------


      In 1999 and 1998, dividends and shares from conversion of Preferred Stock and minority interest expense and shares from the conversion of Operating Partnership units were excluded from the diluted earnings per share calculations because they were anti-dilutive.

3.    RESTRUCTURING

      On April 2, 1999, the Company announced its plans to restructure its internal operations to outsource its property management function to third party providers. The outsourcing will result in an approximately 26 percent reduction in the Company's workforce and the closure of three of its property management offices. As a result, the Company has recorded a restructuring charge of $1,500,000 during the three months ended March 31, 1999 and expects the restructuring to be completed during the third quarter of 1999.

4.    SEGMENT INFORMATION

      The Company has two reportable segments: Retail Operating properties and Office/Industrial properties. The Company focuses its investments on retail shopping centers located in major metropolitan areas. As of March 31, 1999, the Company owns interests in 71 retail operating properties and has one retail project currently under development.

      The Company also owns interests in four office and industrial properties which it considers non-strategic and therefore does not allocate a material amount of Company resources to this segment. For the three months ended March 31, 1999 and 1998 there was no tenant of the Company that accounted for ten percent or more of the total revenues of the Company.

      The Company evaluates the performance of its assets within these segments based on the net operating income of the respective property. Net operating income is calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment is as follows (in thousands):


                                                                                              1999
                                                              ---------------------------------------------------------------------
                                                                    Retail                   Office                   Total
Rental Revenues                                                     $   32,553                  $ 1,882               $   34,435
                                                              --------------------     --------------------     -------------------
                                                              --------------------     --------------------     -------------------
Net Operating Income                                                $   23,779                  $ 1,666               $   25,445
                                                              --------------------     --------------------     -------------------
                                                              --------------------     --------------------     -------------------
Real Estate at March 31                                             $1,078,800                  $57,884               $1,136,684
                                                              --------------------     --------------------     -------------------
                                                              --------------------     --------------------     -------------------

                                                                                              1998
                                                              ---------------------------------------------------------------------
                                                                    Retail                   Office                   Total
Rental Revenues                                                     $   27,735                  $  1,904              $   29,639
                                                              --------------------     --------------------     -------------------
                                                              --------------------     --------------------     -------------------
Net Operating Income                                                $   19,698                  $  1,689              $   21,387
                                                              --------------------     --------------------     -------------------
                                                              --------------------     --------------------     -------------------
Real Estate at March 31                                              $ 944,362                  $ 57,861              $1,002,223
                                                              --------------------     --------------------     -------------------
                                                              --------------------     --------------------     -------------------

The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the periods presented (in thousands):


                                                                           Three Months Ended
                                                                                March 31,
                                                                      1999                     1998
                                                               -------------------      -------------------
REVENUES:
Total Rental Revenues for Reportable Segments                         $34,435                  $29,639
Fee Income                                                                384                        -
Interest Revenue                                                          316                      228
                                                               -------------------      -------------------
   TOTAL CONSOLIDATED REVENUES                                        $35,135                  $29,867
                                                               -------------------      -------------------
                                                               -------------------      -------------------

NET OPERATING INCOME:
                                                               -------------------      -------------------
Total Net Operating Income for Reportable Segments                    $25,445                  $21,387
                                                               -------------------      -------------------
Additions:
   Interest Revenue                                                       316                      228
   Income from Unconsolidated Subsidiaries                                  -                       95
                                                               -------------------      -------------------
Total Additions                                                           316                      323
                                                               -------------------      -------------------
Deductions:
   Interest Expense                                                     9,888                    9,466
   General and Administrative Expenses                                  1,754                    1,111
   Restructuring Charge                                                 1,500                        -
   Abandoned Acquisition Costs                                            748                        -
   Loss from Unconsolidated Subsidiaries                                   31                        -
   Depreciation and Amortization                                        7,161                    6,431
   Minority Interest                                                    1,102                    1,166
                                                               -------------------      -------------------
Total Deductions                                                       22,184                   18,174
                                                               -------------------      -------------------

Net Income Before Cumulative Effect of Change
   in Accounting Principle                                            $ 3,577                  $ 3,536
Cumulative Effect of Change in Accounting Principle                    (1,866)                       -
                                                               -------------------      -------------------
Net Income                                                            $ 1,711                  $ 3,536
                                                               -------------------      -------------------
                                                               -------------------      -------------------


The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at March 31, 1999 and 1998 (in thousands):


                                                                      1999                      1998
                                                               -------------------      -------------------
Total Real Estate for Reportable Segments                           $1,136,684               $1,002,223
Other Real Estate                                                        6,094                    4,527
                                                               -------------------      -------------------
Total Real Estate                                                   $1,142,778               $1,006,750
Accumulated Depreciation                                               (86,480)                 (61,681)
                                                               -------------------      -------------------
Real Estate - Net                                                    1,056,298                  945,069
Other Assets                                                            39,460                   42,565
                                                               -------------------      -------------------
Consolidated Assets                                                 $1,095,758               $  987,634
                                                               -------------------      -------------------
                                                               -------------------      -------------------


Other real estate includes assets related to the corporate offices of the Company, which are not included in segment information.

5.    REAL ESTATE

      Real Estate is summarized as follows (in thousands):


                                                           March 31, 1999                    December 31, 1998
                                                   ------------------------------     ------------------------------
      Retail Centers                                           $1,038,680                         $1,038,978
      Retail Centers Under Development                             40,120                             34,814
      Office/Industrial Buildings                                  57,884                             57,876
      Other                                                         6,094                              6,111
                                                   ------------------------------     ------------------------------
      Total Real Estate                                         1,142,778                          1,137,779
      Accumulated Depreciation                                    (86,480)                           (79,837)
                                                   ------------------------------     ------------------------------
      Real Estate-Net                                          $1,056,298                         $1,057,942
                                                   ------------------------------     ------------------------------
                                                   ------------------------------     ------------------------------


      During the three month period ended March 31, 1999, the Company was paid the remainder of the reimbursable costs (approximately $7,450,000) related to the acquisition and construction of the residential portion of the 1000 Van Ness project. Upon receipt of the final payment of the reimbursable costs (which totaled approximately $18,200,000) the Company conveyed all of the unsold residential units.

      On March 9, 1999, BPP Retail, LLC (the joint venture between the Company and CalPERS) agreed to acquire 28 shopping centers owned by AMB Property Corporation aggregating 5.1 million square feet for approximately $663.4 million. The properties are expected to be acquired in three separate closings; on or about June 15, July 31 and December 1, 1999. The Company has agreed to acquire six additional shopping centers from AMB aggregating
      1.5 million square feet for approximately $284.4 million; if completed, this purchase, which is subject to the Company's obtaining financing and other conditions, is currently expected to close by year-end 1999. In connection with the AMB transaction, CalPERS and the Company agreed to increase the aggregate amount of indebtedness that the joint venture might incur through December 31, 2000 to approximately $450,000,000 and the Company agreed to grant CalPERS an option expiring June 30, 2000 to purchase 1 million shares of Common Stock of the Company at an exercise price of $15.375 per share.

6.    SECURITIES

      At March 31, 1999, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

7.    SUBSEQUENT EVENTS

      On April 1, 1999, the Company made its initial contribution of three retail properties (the "Initial Contribution") valued at approximately $22,800,000 into BPP Retail, LLC.

      Simultaneously, the put option contained in the Agreement Regarding Contribution of Certain Properties and Put Options entered into in December 1998 between the Company's Operating Partnership and BPP Retail, LLC expired. The purpose of the option was to permit the Company's Operating Partnership to contribute two retail properties (the "Contributed Projects") into BPP Retail, LLC even though CalPERS had not received all the required information (such as appraisals) to approve or disapprove the contribution. When the option agreement was entered into BPP Retail, LLC provided the Operating Partnership approximately $22,195,000 (the "Net Asset Value") in exchange for the economic interests in the Contributed Projects. The consolidated balance sheets of the Company as of March 31, 1999 and December 31, 1998 continue to include the net book value of the Contributed Projects, and the funds received for the Net Asset Value is included in accounts payable and other liabilities.

      With the Company's Initial Contribution and the expiration of the put option, the Company's interest in BPP Retail, LLC is approximately 14%.

      During April 1999, the Company borrowed $3,000,000 under its $5,000,000 unsecured Revolving Credit Agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three months ended March 31, 1999 compared to the three months ended March 31, 1998:

During the three months ended March 31, 1999, net income decreased $1,825,000 or 52%, to $1,711,000 ($0.01 per share) compared to $3,536,000 ($0.09 per share) for the same period in 1998. The primary reasons for the decrease are attributable to a $1,500,000 restructuring charge, abandoned acquisition costs of $748,000 and the $1,866,000 cumulative effect of change in accounting principle recorded during the three month period ended March 31, 1999. If these three charges were excluded, net income would have been approximately $5,825,000 ($0.14 per share) for the 1999 period or a $2,289,000 increase compared to the same period in 1998. This adjusted increase in net income is primarily attributable to increased net operating income (total rental revenues less rental operating expenses) aggregating $3,674,000, resulting from new leasing and higher levels of expense reimbursements of core portfolio properties, the acquisition of approximately $98,343,000 of shopping centers in 1998, and $384,000 of fee income related to the Company's new joint-venture ("BPP Retail, LLC") with the California Public Employees' Retirement System ("CalPERS"). The aforementioned increase to net income was partially offset by increases in depreciation and amortization, general and administrative expenses and interest expense of $730,000, $643,000, and $422,000, respectively.

Total revenues increased $5,268,000 to $35,135,000 in 1999 from $29,867,000 in 1998. This increase is primarily attributable to the acquisition activity in 1998 and $384,000 of fee income.

Rental operating expenses increased $1,122,000 to $9,374,000 in 1999 from $8,252,000 in 1998. This increase is primarily attributable to the addition of new properties in 1998.

Interest expense increased $422,000 to $9,888,000 in 1999 from $9,466,000 in 1998. The overall increase in interest expense is primarily related to debt incurred for the 1998 acquisitions. The debt outstanding (exclusive of $14,774,000 of fixed rate mortgage debt in unconsolidated subsidiaries) on March 31, 1999 and related weighted average rate were $575,952,000 and 7.27% respectively, compared to $486,758,000 and 7.53% on March 31, 1998. Interest capitalized in conjunction with development and expansion projects was $1,144,000 for the three months ended March 31, 1999, as compared to $1,137,000 for the same period in 1998.

Depreciation and Amortization expenses increased $730,000 to $7,161,000 in 1999 from $6,431,000 in 1998. The increase is primarily attributable to the growth related to the shopping centers acquired in 1998.

General and Administrative expenses increased $643,000 to $1,754,000 in 1999 from $1,111,000 in 1998. The increase is attributable to the growth of the Company primarily related to the 1998 acquisitions and developments.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Positions ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". This SOP requires that entities expense the costs of start-up activities and organization costs incurred and is effective for fiscal years beginning after December 15, 1998. The Company has implemented SOP 98-5 in the first quarter of 1999. The adoption of SOP 98-5 is reported as a cumulative effect of change in accounting principle and represents start up and organization costs previously carried and amortized as other assets. These costs of approximately $1,866,000, represent unamortized costs related primarily to the Company becoming self-advised in 1991, the conversion to an "UPREIT" Structure in 1997 and the formation of its joint venture with CalPERS during 1998.

During the three months ended March 31, 1999, the Company recorded a $748,000 charge related to the abandonment of acquisitions transactions.

On April 2, 1999, the Company announced its plans to restructure its internal operations to outsource its property management function to third party providers. The outsourcing will result in an approximately 26 percent reduction in the Company's workforce and the closure of three of its property management offices. As a result, the Company has recorded a restructuring charge of $1,500,000 during the three months ended March 31, 1999 and expects the restructuring to be completed during the third quarter of 1999.

FUNDS FROM OPERATIONS
Three months ended March 31, 1999 compared to the three months ended March 31, 1998:

The Company considers Funds from Operations ("FFO") to be a relevant supplemental measure of the performance of an equity REIT since such measure does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income producing real estate, which historically has not depreciated. Consistent with the standards established in the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995, the Company defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales of property and non-recurring items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions, needed capital replacements or expansions, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and information included elsewhere in this report.

For the three months ended March 31, 1999, diluted FFO increased $3,055,000 to $13,707,000 as compared to $10,652,000 for the same period in 1998. The increase was net of several effects, but was primarily attributable to the increase in revenues from core portfolio properties, acquisitions, and development.

The calculation of FFO for the respective periods is as follows (in thousands):


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                     --------------------------------------------
                                                                             1999                     1998
                                                                     -------------------      -------------------
Income Available to Common Stockholders                                     $   311                  $ 2,136
Adjustments:
Depreciation and Amortization of Real Estate and Tenant
    Improvements                                                              6,780                    5,950
Restructuring Charge                                                          1,500                        -
Abandoned Acquisitions Costs                                                    748                        -
Cumulative Effect of Change in Accounting Principle                           1,866                        -
                                                                     -------------------      -------------------
Funds from Operations-Basic                                                  11,205                    8,086
Effect of Dilutive Securities:
  Operating Partnership Units                                                 1,102                    1,166
  Convertible Preferred Stock                                                 1,400                    1,400
                                                                     -------------------      -------------------
Funds from Operations-Dilutive                                              $13,707                  $10,652
                                                                     -------------------      -------------------
                                                                     -------------------      -------------------



MATERIAL CHANGES IN FINANCIAL CONDITION
March 31, 1999 compared to December 31,1998:

As of March 31, 1999, and December 31, 1998 approximately $6,375,000 and $5,567,000, respectively, of straight-lined rent escalations and free rent are included in other assets.

The Company has a $205,000,000 Credit Facility of which $135,000,000 is secured or to be secured by mortgages on various of the Company's properties and $70,000,000 is unsecured. The Credit Facility bears interest at rates of LIBOR (London Inter-Bank Offer Rate) plus 1.40% for secured borrowings or LIBOR plus 1.50% for unsecured borrowings. At March 31, 1999 and December 31, 1998, the average rate of interest on line of credit advances was approximately 6.38% and 7.07%, respectively. The Credit Facility is scheduled to mature in November 1999. The lender has notified the Company that, due to a change in strategic focus, it intends to liquidate its line of credit business in 1999 and, therefore, will not entertain a request to renew the Credit Facility at maturity. The Company intends to refinance the credit facility with another lender prior to the maturity date. At March 31, 1999, borrowings of approximately $109,821,000 were outstanding under the secured portion of the Credit Facility and $69,982,000 was outstanding under the unsecured portion.

During January 1999, the Company entered into a $5,000,000 unsecured Revolving Credit Agreement with a bank. Outstanding borrowings will accrue interest at LIBOR plus 2.00% or prime. The Company had not borrowed against this Revolving Credit Agreement as of March 31, 1999. During April 1999, the Company borrowed $3,000,000 under this Revolving Credit Agreement. This facility is scheduled to mature in November 1999.

At March 31, 1999, the Company had $5,097,000 outstanding under a construction loan, secured by one of the Company's development properties. Borrowings under this loan bear interest at LIBOR plus 1.90% or at prime plus
 .50%. The loan matures in December 1999.

At March 31, 1999, the Company's capitalization consisted of $575,952,000 of debt (excluding the Company's proportionate share of joint venture mortgage debt which is approximately 25% of $14,774,000), $120,000,000 of preferred stock and preferred operating partnership units, and $355,588,000 of market equity (market equity is defined as (i) the sum of the number of outstanding shares of Common Stock of the Company plus Common Units of the Operating Partnership held by partners of the Operating Partnership other than the Company, multiplied by (ii) the closing price of the shares of Common Stock on the New York Stock Exchange at March 31, 1999 of $10.50) resulting in a debt to total market capitalization ratio of .55 to 1.0 compared to the ratio of .52 to 1.0 at December 31, 1998. At March 31, 1999, the Company's total debt consisted of $370,383,000 of fixed rate debt, and $201,569,000 of variable rate debt.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings, private placements of debt and equity securities and proceeds from sales of non-strategic assets. At March 31, 1999, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate", "assume", "plan", and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements also include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 complaint in a timely manner. Reference is made to the Company's Form 10-K Report for the year ended December 31, 1998 under the caption "Forward Looking Statements and Certain Risk Factors" for a discussion of certain factors which could cause the Company's actual results to differ materially from those set forth in the forward-looking statements.

YEAR 2000 READINESS

The Company has substantially completed its Year 2000 evaluation of the systems used to run property operating systems such as security, energy, elevator and safety systems as well as the software and hardware used to run the Company's information systems. The Company will continue to identify and monitor Year 2000 issues throughout the end of the year. The Company will test the time-sensitive property level systems that it has been informed are believed to be Year 2000 ready and will reprogram or replace the systems found not to be Year 2000 ready before the end of the year. The Company does not believe that the costs associated with becoming Year 2000 ready will exceed $250,000.

The manufacturer of the accounting software that the Company uses has indicated that its software is Year 2000 ready, and the Company plans to install this software during the second quarter of 1999. The Company has hired a Year 2000 consulting firm to test the Company's information systems. The Consultant has concluded that the hardware and software is substantially Year 2000 ready, but will require minor modifications that will be obtained from the computer manufacturers and installed prior to the end of the third quarter.

The Company's ability to complete all Year 2000 modifications prior to any anticipated impact on its operating systems is based on assumptions of future events and depends upon the ability of third party manufacturers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. Accordingly, these modifications may not be successful.

Even if all of the Company's own systems are Year 2000 ready, its business could still be disrupted if its tenants, business partners, suppliers and other parties are not ready. The Company is currently surveying and monitoring its material vendors and tenants regarding the Year 2000 readiness status of their computer hardware and software systems. The Company will review the results of this survey, assess the impact of the results on its operations and take whatever action it deems necessary. Testing may be required for several, but not all, third parties. Test strategies and schedules will be unique to each situation once the Company understands the respective requirements and readiness levels.

The Company's business could be harmed if other entities, including governmental units and utility companies, that provide services to the Company's properties, tenants and customers fail to be Year 2000 ready. Accordingly, in addition to its significant tenants, the Company is seeking to ascertain the Year 2000 readiness of:

     -    each utility company servicing each property; and

     - each city, town, county or other governmental unit providing police, fire, traffic control and other governmental services relevant to the efficient operation of the property.

After the Company surveys the Year 2000 readiness of other parties, it intends to determine if it will need any contingency plans to deal with the non-readiness of others. At the present time, the Company does not believe that Year 2000 non-readiness of tenants is likely to have any significant effect on it and its operations. However, if a major tenant of any of its properties is not Year 2000 ready, its business could suffer, which in turn could result in:

     -    that tenant's inability to pay rent; and

     - decrease in customer traffic and business of other tenants at that property.

The Company does not anticipate that it will need contingency plans to deal with tenant non-readiness. However, the Company does recognize that it may need to develop contingency plans to provide for the continued operation of one or more individual properties whose suppliers of services necessary for the efficient operation of the property may not be fully Year 2000 ready by January 1, 2000. The Company believes that the most reasonable worst-case year 2000 scenario that may affect its business would be a prolonged failure of a supplier of these services, particularly utility services, that may harm operations of one or several of its tenants.


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

The Corporation was not a party to any material legal proceedings during the period covered by this report.

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


                                        BURNHAM PACIFIC PROPERTIES, INC.


Date:    May 17, 1999              By:  /s/ J. David Martin
     --------------------------       ------------------------------------------
                                        J. David Martin, Chief Executive Officer


Date:    May 17, 1999              By:  /s/ Daniel B. Platt
     --------------------------       ------------------------------------------
                                        Daniel B. Platt, Chief Financial Officer