Form 10-K405/A
period 1998-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 1999-06-11
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K 405/A-2

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

-------------------------------------------------------------------------------
Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.
------------------------------------------------------------------

The Company is exposed to the risk of interest rate changes primarily as a result of its credit facility used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio. Specifically, the Company is exposed to the impact of changes in the LIBOR rate on its variable rate borrowings. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company typically replaces borrowings under its credit facility, as necessary, with long-term fixed rate financing secured by the Company's real estate. The Company manages its exposure to interest rate risk by borrowing primarily at fixed rates and may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate the impact of changes in interest rates on variable rate debt. The Company mitigates interest rate risk by seeking to balance its fixed rate and variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 1998, the Company's long-term debt primarily consisted of fixed-rate secured mortgage indebtedness, a variable rate construction loan, a variable rate secured mortgage indebtedness, fixed rate lease obligations and a variable rate credit facility. The average interest rate on the $371,910,000 of secured mortgage indebtedness outstanding at December 31, 1998 was approximately 7.70%, with maturities at various dates through 2026. The weighted average interest rate on the construction loan at December 31, 1998 was approximately 7.61%. The construction loan which matures in December 1999, had an outstanding balance at December 31, 1998 of approximately $5,427,000. The balance outstanding and interest rate on the variable rate secured indebtedness as of December 31, 1998 was approximately $1,574,000 and 7.00%, respectively. This loan is scheduled to mature in February 2017. The fixed rate lease obligations are in connection with the historic portion of the Company's 1000 Van Ness project. At December 31, 1998, the present value of the related minimum lease payments was approximately $15,118,000. The weighted average interest rate on the credit facility at December 31, 1998 was approximately 7.07%. The credit facility, with an outstanding balance at December 31, 1998 of approximately $180,999,000, matures November 1999. The carrying value of the credit facility, construction loan, variable rate secured mortgage loan and lease obligations at December 31, 1998 approximate their fair value.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt as of December 31, 1998 (dollars in thousands):


                                        Fixed Rate                                    Variable Rate
                           --------------------------------------         --------------------------------------
                                                   Average                                          Average
                               Dollars               Rate                     Dollars                 Rate
                           -----------------    -----------------         -----------------     ----------------
      1999                        $31,879            8.01%                      $186,522             7.10%
      2000                          5,848            7.49                            103             7.26
      2001                          6,467            7.60                            111             7.26
      2002                         19,302            9.23                            120             7.26
      2003                          6,555            7.57                            129             7.26
      Thereafter                  301,859            7.57                         16,133             7.45
                           -----------------    -----------------         -----------------     ----------------
                           -----------------    -----------------         -----------------     ----------------
      Total                      $371,910            7.70%                      $203,118             7.12%
                           -----------------    -----------------         -----------------     ----------------
                           -----------------    -----------------         -----------------     ----------------

                           -----------------                              -----------------
                           -----------------                              -----------------
      Fair Value                 $374,530                                       $203,118
                           -----------------                              -----------------
                           -----------------                              -----------------

As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at December 31, 1998, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BURNHAM PACIFIC PROPERTIES, INC.

Date:  June 11, 1999           By:   /s/ J. David Martin
       -------------              -------------------------------------------
                                     J. David Martin, Chief Executive Officer

Date:  June 11, 1999           By:   /s/ Daniel B. Platt
       -------------              -------------------------------------------
                                     Daniel B. Platt, Chief Financial Officer