Form 10-Q/A
period 1999-03-31
BURNHAM PACIFIC PROPERTIES INC
filed 1999-08-13
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1

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

                                        NA
      -------------------------------------------------------------------
      Former name, former address and former fiscal year if changed since last report.


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

[PART 1, Items 1 and 2 as previously filed is amended in its entirety to read as follows:]

                         PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       BURNHAM PACIFIC PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                     March 31, 1999                   December 31, 1998
                                                           ------------------------------     ------------------------------
ASSETS
Real Estate                                                            $1,142,778                        $1,137,779
Less Accumulated Depreciation                                             (86,480)                          (79,837)
                                                           ------------------------------     ------------------------------
Real Estate-Net                                                         1,056,298                         1,057,942
Cash and Cash Equivalents                                                   3,326                            20,873
Restricted Cash                                                             9,085                             7,737
Receivables-Net                                                             6,889                             7,697
Investment in Unconsolidated Subsidiaries                                   3,426                             3,438
Other Assets                                                               16,734                            16,489
                                                           ------------------------------     ------------------------------
Total                                                                  $1,095,758                        $1,114,176
                                                           ------------------------------     ------------------------------
                                                           ------------------------------     ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable and Other Liabilities                                 $   39,536                        $   50,572
Tenant Security Deposits                                                    2,954                             2,982
Notes Payable                                                             396,149                           394,029
Line of Credit Advances                                                   179,803                           180,999
                                                           ------------------------------     ------------------------------

Total Liabilities                                                         618,442                           628,582
                                                           ------------------------------     ------------------------------

Commitments and Contingencies

Minority Interest                                                          69,707                            70,217
                                                           ------------------------------     ------------------------------

Stockholders' Equity:
Preferred Stock, Par Value $.01/share 5,000,000
    Shares Authorized, 4,800,000 Shares Designated as
    Series 1997-A Convertible Preferred, 2,800,000
    Shares Outstanding at March 31, 1999 and
    December 31, 1998                                                          28                                28


Common Stock, Par Value $.01/share, 95,000,000
    Shares Authorized, 31,960,008 and 31,954,008
    Outstanding at March 31, 1999 and December 31,
    1998, respectively                                                        320                               319
Paid in Capital in Excess of Par                                          525,266                           524,957
Dividends Paid in Excess of Net Income                                   (118,005)                         (109,927)
                                                           ------------------------------     ------------------------------
Total Stockholders' Equity                                                407,609                           415,377
                                                           ------------------------------     ------------------------------

Total                                                                  $1,095,758                        $1,114,176
                                                           ------------------------------     ------------------------------
                                                           ------------------------------     ------------------------------

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

3.    RESTRUCTURING

        On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third party providers. This outsourcing is expected to benefit the Company in several ways. First, it enables the Company to more efficiently enter and exit selected markets and assets as opportunities present themselves. This ability is key to the Company's focus on maximizing the return on invested capital. Secondly, it allows the Company to establish strategic relationships with national property management companies as well as local providers. These relationships should benefit the Company with increased opportunities and improved services. Third, it allows the management team to focus more time on value-added activities that will more directly impact the bottom line. The outsourcing will result in an approximately 26 percent reduction in the Company's workforce and the closure of three of its property management offices. The anticipated monthly recurring costs of outsourcing to third party providers are approximately the same as the current recurring internal costs ($250,000).

        The Company has also recorded a restructuring charge of $1,500,000 during the three months ended March 31, 1999 and expects the restructuring to transpire during the second and third quarters of 1999. As of March 31, 1999, no expenditures have been incurred or applied against the reserve. This restructuring charge is primarily attributable to personnel related costs for the employees subject to the restructuring, and the costs associated with reducing and eliminating offices, furniture and equipment. The personnel related costs include severance benefits, the Company's portion of related payroll taxes, insurance and 401(k) match. During the week of March 22, 1999, all 37 employees in the Company's property management department were notified of the terms of their benefits package. The personnel related costs comprise approximately one-half of the total reserve ($750,000).

        The costs attributable to reducing and eliminating offices include lease termination fees, rental losses for vacated office spaces and tenant improvements and design fees attributable to abandoned office space. The costs attributable to reducing and eliminating offices comprise approximately one-third of the total reserve ($500,000). The costs associated with reducing and eliminating furniture and equipment include the write-off of the net book value of the furniture and equipment for the terminated employees to the extent that these assets could not be redeployed in other functional areas of the Company. The costs attributable to eliminating the furniture and equipment are approximately one-sixth of the total reserve ($250,000).

        The Company believes that during the second quarter of 1999 it will complete its hiring of third party providers, and begin the process of closing property management offices and reducing its workforce. It is estimated that in the second quarter of 1999, approximately $600,000 of expenditures will be charged against the reserve with the remainder expended in the third quarter of 1999.

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

On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third party providers. This outsourcing is expected to benefit the Company in several ways. First, it enables the Company to more efficiently enter and exit selected markets and assets as opportunities present themselves. This ability is key to the Company's focus on maximizing the return on invested capital. Secondly, it allows the Company to establish strategic relationships with national property management companies as well as local providers. These relationships should benefit the Company with increased opportunities and improved services. Third, it allows the management team to focus more time on value-added activities that will more directly impact the bottom line. The outsourcing will result in an approximately 26 percent reduction in the Company's workforce and the closure of three of its property management offices. The anticipated monthly recurring costs of outsourcing to third party providers are approximately the same as the current recurring internal costs ($250,000).

The Company has also recorded a restructuring charge of $1,500,000 during the three months ended March 31, 1999 and expects the restructuring to transpire during the second and third quarters of 1999. As of March 31, 1999, no expenditures have been incurred or applied against the reserve. This restructuring charge is primarily attributable to personnel related costs for the employees subject to the restructuring, and the costs associated with reducing and eliminating offices, furniture and equipment. The personnel related costs include severance benefits, the Company's portion of related payroll taxes, insurance and 401(k) match. During the week of March 22, 1999, all 37 employees in the Company's property management department were notified of the terms of their benefits package. The personnel related costs comprise approximately one-half of the total reserve ($750,000).

The costs attributable to reducing and eliminating offices include lease termination fees, rental losses for vacated office spaces and tenant improvements and design fees attributable to abandoned office space. The costs attributable to reducing and eliminating offices comprise approximately one-third of the total reserve ($500,000). The costs associated with reducing and eliminating furniture and equipment include the write-off of the net book value of the furniture and equipment for the terminated employees to the extent that these assets could not be redeployed in other functional areas of the Company. The costs attributable to eliminating the furniture and equipment are approximately one-sixth of the total reserve ($250,000).

The Company believes that during the second quarter of 1999 it will complete its hiring of third party providers, and begin the process of closing property management offices and reducing its workforce. It is estimated that in the second quarter of 1999, approximately $600,000 of expenditures will be charged against the reserve with the remainder expended in the third quarter of 1999.

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


The Company believes that the adjustments for restructuring charges and abandoned acquisition costs are appropriate FFO adjustments.

As described elsewhere, the restructuring charge was related to the Company's plans to outsource its internal property management function to third-party providers. The Company has traditionally provided all functions necessary to run the business from internal sources. The Company believed that a fully integrated company could operate more efficiently than a company that relies on third party providers. Due to the Company's plans for growth, the philosophy has changed. The Company believes that outsourcing property management helps the Company be more efficient than having internal property management. The restructuring plan requires the complete and one-time elimination of the Company's property management function. The costs incurred to complete the restructuring plan will not recur in future periods.

The abandoned acquisition costs relate to costs associated with projects that the Company had to abandon in connection with its committing to the AMB transactions and entering into a joint venture agreement with CalPERS. These costs are unusual since the Company does not normally expend such costs until it is reasonably assured that the associated properties will be acquired. Also, these costs are nonrecurring since these costs will no longer be incurred by the Company, but will be incurred by BPP Retail (the "Joint Venture").

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

The manufacturer of the accounting software that the Company uses has indicated that its software is Year 2000 ready, and the Company plans to install this software during the second quarter of 1999. The Company intends to test this accounting software during the third quarter of 1999. The Company has hired a Year 2000 consulting firm to test the Company's information systems. The consultant evaluated, assessed and tested both the Company's hardware and other software systems; the consultant has concluded that the hardware and other software is substantially Year 2000 ready but will require minor modifications. These modifications and/or upgrades will be obtained from the computer manufacturers and installed prior to the end of the third quarter.

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

Even if all of the Company's own systems are Year 2000 ready, its business could still be disrupted if its tenants, business partners, suppliers and other parties are not ready. The Company is currently surveying and monitoring its material vendors and tenants regarding the Year 2000 readiness status of their computer hardware and software systems. Informational letters were sent to all of the Company's tenants advising them of the Year 2000 issue in the fourth quarter of 1998. Also in the fourth quarter of 1998, the Company's Year 2000 survey was sent to its material tenants. Responses to the survey were returned to the Company beginning in the first quarter of 1999. To date, approximately 46 % of those surveyed have responded, and there have been no major deficiencies noted. The Company's survey was sent to its material vendors, including its landlords, in the fourth quarter of 1998. Responses to the survey were returned to the Company beginning in the first quarter of 1999. To date, approximately 37% of those surveyed have responded, and there have been no major deficiencies noted. The Company will continue to review the results of these surveys, assess the impact of the results on its operations and take whatever action it deems necessary. Testing may be required for several, but not all, third parties. Test strategies and schedules will be unique to each situation once the Company understands the respective requirements and readiness levels. The Company's business could be harmed if other entities, including governmental units and utility companies, that provide services to the Company's properties, tenants and customers fail to be Year 2000 ready. Accordingly, in addition to its significant tenants, the Company is seeking to ascertain the Year 2000 readiness of:

-    each utility company servicing each property; and

- each city, town, county or other governmental unit providing police, fire, traffic control and other governmental services relevant to the efficient operation of the property.

The Company's survey was sent to such utility companies and governmental units during the first quarter of 1999. To date, approximately 45 % of those surveyed have responded and there have been no major discrepancies noted.

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


                                       BURNHAM PACIFIC PROPERTIES, INC.


Date:    August 12, 1999            By:      /s/ J. David Martin
     -----------------------------     ---------------------------------------
                                       J. David Martin, Chief Executive Officer


Date:    August 12, 1999            By:      /s/ Daniel B. Platt
     -----------------------------     ---------------------------------------
                                       Daniel B. Platt, Chief Financial Officer