Form 10-Q
period 1999-06-30
BURNHAM PACIFIC PROPERTIES INC
filed 1999-08-16
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission file number  _______________


                        BURNHAM PACIFIC PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Maryland                                    33-0204162
----------------------------               ---------------------------------
(State of other jurisdiction               (IRS Employer Identification No.)
     of incorporation)


610 West Ash Street, San Diego, California                 92101
------------------------------------------  -----------------------------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Number of shares of the Registrant's common stock outstanding at August 12, 1999: 31,965,600.

                          PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


ASSETS                                                     June 30, 1999   December 31, 1998
                                                           -------------  ------------------
Real Estate                                                 $ 1,045,711       $ 1,137,779
Less Accumulated Depreciation                                   (77,257)          (79,837)
                                                            -----------       -----------
Real Estate-Net                                                 968,454         1,057,942
Real Estate Held for Sale                                        19,006                --
Cash and Cash Equivalents                                         3,058            20,873
Restricted Cash                                                   8,664             7,737
Receivables-Net                                                  11,189             7,697
Investment in Unconsolidated Subsidiaries                        61,693             3,438
Other Assets                                                     16,797            16,489

                                                            -----------       -----------
Total                                                       $ 1,088,861       $ 1,114,176
                                                            -----------       -----------
                                                            -----------       -----------

LIABILITIES AND STOCKHOLDERS'  EQUITY
Liabilities:
Accounts Payable and Other Liabilities                      $    18,765       $    50,572
Tenant Security Deposits                                          2,785             2,982
Notes Payable                                                   412,456           394,029
Line of Credit Advances                                         183,375           180,999
                                                            -----------       -----------

Total Liabilities                                               617,381           628,582
                                                            -----------       -----------

Commitments and Contingencies

Minority Interest                                                69,383            70,217
                                                            -----------       -----------

Stockholders' Equity:
Preferred Stock, Par Value $.01/share 5,000,000 Shares
    Authorized, 4,800,000 Shares Designated as Series
    1997-A Convertible Preferred, 2,800,000 Shares
    Outstanding at June 30, 1999 and
    December 31, 1998                                                28                28

Common Stock, Par Value $.01/share, 95,000,000 Shares
    Authorized, 31,965,600 and 31,954,008 Shares
    Outstanding at June 30, 1999 and
    December 31, 1998, respectively                                 320               319
Paid in Capital in Excess of Par                                525,743           524,957
Dividends Paid in Excess of Net Income                         (123,994)         (109,927)
                                                            -----------       -----------
Total Stockholders' Equity                                      402,097           415,377
                                                            -----------       -----------

Total                                                       $ 1,088,861       $ 1,114,176
                                                            -----------       -----------
                                                            -----------       -----------


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three Months Ended             Six Months Ended
REVENUES                                                         June 30,                      June 30,
                                                             1999           1998          1999           1998
                                                         -------------- ---------      -------------- --------
Rents                                                    $ 32,456       $ 31,899       $ 66,891       $ 61,538
Fee Income                                                  1,582             --          1,966             --
Interest                                                      331            226            647            454
                                                         --------       --------       --------       --------

Total Revenues                                             34,369         32,125         69,504         61,992
                                                         --------       --------       --------       --------

EXPENSES

Interest                                                    9,275          7,749         19,163         17,215
Rental Operating                                            9,541          8,596         18,915         16,848
General and Administrative                                  1,905          1,392          3,659          2,503
Restructuring Charge                                           --             --          1,500             --
Abandoned Acquisition Costs                                    --             --            748             --
Costs Associated with Unsolicited Proposal and
    Litigation                                                875             --            875             --
Impairment Write-Off                                        1,200             --          1,200             --
Depreciation and Amortization                               6,964          6,750         14,125         13,181
                                                         --------       --------       --------       --------
Total Costs and Expenses                                   29,760         24,487         60,185         49,747
                                                         --------       --------       --------       --------
Income From Operations Before Income from
    Unconsolidated Subsidiaries, Minority Interest
    and Cumulative Effect of Change in Accounting
    Principle                                               4,609          7,638          9,319         12,245
Income from Unconsolidated Subsidiaries                       473             33            442            128
Minority Interest                                          (1,281)        (1,159)        (2,383)        (2,325)
                                                         --------       --------       --------       --------
Net Income Before Cumulative Effect of Change in
    Accounting Principle                                    3,801          6,512          7,378         10,048
Cumulative Effect of Change in Accounting Principle
                                                               --             --         (1,866)            --
                                                         --------       --------       --------       --------
Net Income                                               $  3,801       $  6,512       $  5,512       $ 10,048
Dividends Paid to Preferred Stockholders                   (1,400)        (1,400)        (2,800)        (2,800)
                                                         --------       --------       --------       --------
Income Available to Common Stockholders                  $  2,401       $  5,112       $  2,712       $  7,248
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

BASIC AND DILUTED EARNINGS PER SHARE:
Net Income Before Cumulative Effect of Change in
    Accounting Principle                                 $   0.08       $   0.16       $   0.14       $   0.26
Cumulative Effect of Change in Accounting Principle
                                                               --             --          (0.06)            --
                                                         --------       --------       --------       --------
Net Income                                               $   0.08       $   0.16       $   0.08       $   0.26
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

Proforma Amounts Assuming the Change in Accounting
    Principle is Applied Retroactively:
Net Income                                               $  3,801       $  6,516       $  7,378       $  9,796
Net Income Per Share - Basic and Diluted                 $   0.08       $   0.16       $   0.08       $   0.25


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               Six Months Ended
                                                                    June 30,
                                                             1999            1998
                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $   5,512       $  10,048
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
  Depreciation and Amortization                               14,125          13,181
  Impairment Write-off                                         1,200              --
  Cumulative Effect of Change in Accounting Principle          1,866              --
  Abandoned Acquisitions Costs                                   748              --
  Restructuring Charge                                         1,500              --
  Provision for Bad Debt                                         350             350
  Common Stock - Directors' Fees                                 137             172
  Stock Options - Compensation Expense                           134             145
  Minority Interest                                            2,383           2,325
  Income from Unconsolidated Subsidiaries                       (442)           (128)
Changes in Other Assets and Liabilities:
   Receivables and Other Assets                               (9,280)         (4,041)
   Accounts Payable and Other Liabilities                     (3,467)            (74)
   Tenant Security Deposits                                     (197)            335
                                                           ---------       ---------
Net Cash Provided By Operating Activities                     14,569          22,313
                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
   Capital Improvements                                      (36,334)        (87,036)
Reimbursement of Development Costs                             7,450              --
Investment in Unconsolidated Subsidiaries                       (832)             --
                                                           ---------       ---------
Net Cash Used For Investing Activities                       (29,716)        (87,036)
                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements                     5,000          37,000
Repayments Under Line of Credit Agreements                    (2,624)        (80,000)
Principal Payments of Notes Payable                           (3,343)        (25,044)
Proceeds from Issuance of Notes Payable                       21,770          38,925
Restricted Cash                                                 (927)            188
Dividends Paid                                               (19,579)        (17,328)
Issuance of Stock-Net                                             43         112,976
Distributions Made to Minority Interest Holders               (3,008)         (2,441)
Payment for Minority Interest                                     --            (175)
                                                           ---------       ---------
Net Cash Provided by (Used For) Financing Activities          (2,668)         64,101
                                                           ---------       ---------

Net Decrease in Cash and Cash Equivalents                    (17,815)           (622)
Cash and Cash Equivalents at Beginning Of Period              20,873           6,841
                                                           ---------       ---------
Cash and Cash Equivalents at End Of Period                 $   3,058       $   6,219
                                                           ---------       ---------
                                                           ---------       ---------

                        BURNHAM PACIFIC PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D.)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
Cash Paid During Six Months For Interest                   $21,223      $19,870
                                                           -------      -------
                                                           -------      -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

Notes Payable Issued for Additional Consideration of
   Real Estate Acquired                                    $ 4,000      $    --
                                                           -------      -------
                                                           -------      -------

Notes Payable Assumed                                      $    --      $23,596
Operating Partnership Units Issued in Connection with
   Real Estate Acquisitions                                     --       18,083
Liability due to Seller                                         --        1,352
Cash Paid for Real Estate                                       --       13,532
                                                           -------      -------
Fair Value of Real Estate Acquired                         $    --      $56,563
                                                           -------      -------
                                                           -------      -------



See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 1999, DECEMBER 31, 1998, AND JUNE 30, 1998
                                   (UNAUDITED)

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

         Dividends Per Share - Dividends of .2625 cents per share were paid on June 30, 1999 to shareholders of record on June 23, 1999.

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


                                                           Three Months Ended            Six Months Ended
                                                               June 30,                      June 30,
                                                         1999           1998            1999          1998
         ----------------------------------------   -------------- --------------  -------------- ----------
         Numerator:
         Net Income                                    $  3,801       $  6,512       $  5,512       $ 10,048
         Less:
         Dividends Paid to Preferred Stockholders        (1,400)        (1,400)        (2,800)        (2,800)
                                                       --------       --------       --------       --------
         Income Available to Common
            Stockholders for Basic and Diluted
            Earnings Per Share                         $  2,401       $  5,112       $  2,712       $  7,248
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------

         Denominator:
         Shares for Basic Earnings Per Share -
            weighted average shares outstanding          31,960         31,911         31,957         27,799
         Effect of Dilutive Securities:
         Stock Options                                       40            210             40            210
                                                       --------       --------       --------       --------
         Shares for Diluted Earnings Per Share           32,000         32,121         31,997         28,009
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------

         Basic Earnings Per Share                      $   0.08       $   0.16       $   0.08       $   0.26
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------
         Diluted Earnings Per Share                    $   0.08       $   0.16       $   0.08       $   0.26
                                                       --------       --------       --------       --------
                                                       --------       --------       --------       --------

         In 1999 and 1998, dividends and shares from conversion of Preferred Stock and minority interest expense and shares from the conversion of Operating Partnership units were excluded from the diluted earnings per share calculations because they were anti-dilutive.

3.       REAL ESTATE

         Real Estate is summarized as follows (in thousands):

                                                                    June 30, 1999              December 31, 1998
                                                              --------------------------    -------------------------
         Retail Centers                                                 $ 952,077                   $1,038,978
         Retail Centers Under Development                                  53,465                       34,814
         Office/Industrial Buildings                                       34,087                       57,876
         Other                                                              6,082                        6,111
                                                              --------------------------    -------------------------
         Total Real Estate                                              1,045,711                    1,137,779
         Accumulated Depreciation                                         (77,257)                     (79,837)
                                                              --------------------------    -------------------------
         Real Estate-Net                                                $ 968,454                   $1,057,942
                                                              --------------------------    -------------------------
                                                              --------------------------    -------------------------

  4.     INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

         On April 1, 1999, the Company contributed three retail properties valued at approximately $22,800,000 into BPP Retail, LLC (the joint venture between the Company and CalPERS - the "Joint Venture").

         Simultaneously, the put option contained in the Agreement Regarding Contribution of Certain Properties and Put Options entered into in December 1998 between the Company's Operating Partnership and the Joint Venture expired. The purpose of the option was to permit the Company's Operating Partnership to contribute two retail properties (the "Contributed Projects") into the Joint Venture even though CalPERS had not received all the required information (such as appraisals) to approve or disapprove the contribution. When the option agreement was entered into, the Joint Venture provided the Operating Partnership approximately $22,195,000 (the "Net Asset Value") in exchange for the economic interests in the Contributed Projects.

         On June 15, 1999 the Joint Venture obtained a $421,000,000 Credit Facility of which $171,000,000 is supported by the Joint Venture partners' commitment to contribute additional equity to the Joint Venture by December 31, 2000 and $250,000,000 is unsecured. The Joint Venture's Credit Facility bears interest at rates of Eurodollar plus 1.00% or prime for secured borrowings or Eurodollar plus 1.38% or prime for unsecured borrowings. At June 30, 1999, the average rate of interest on the Joint Venture's Credit Facility advances was approximately 6.09%. This facility is scheduled to mature in June 2000.

         On June 15, 1999, the Joint Venture completed the acquisition of nine retail shopping centers contained in the first phase of the AMB Portfolio. The purchase price was approximately $207,400,000. The acquisition of the portfolio was financed primarily by $182,500,000 of borrowings under the Joint Venture's Credit Facility with the balance coming from CalPERS contributed capital. In connection with the closing of the first phase of the AMB Portfolio, the Company granted to CalPERS an option expiring June 30, 2000 to purchase 1 million shares of Common Stock of the Company at an exercise price of $15.375 per share. The value of the option as of the date of grant was estimated to be approximately $234,000 and is included at June 30, 1999 in investment in unconsolidated subsidiaries on the balance sheet of the Company.

         On June 15, 1999, the Company contributed one additional retail shopping center valued at approximately $15,900,000 into the Joint Venture.

         At June 30, 1999, the Company's interest in the Joint Venture was approximately 20%. The Company accounts for its investment using the equity method of accounting.

         On June 30, 1999, the Company announced that it had elected not to pursue Phase Four of the AMB Portfolio.

         On June 1, 1999, the operating agreement of BPP Retail, LLC, the Company's joint venture with CalPERS, was amended to expand the permitted geographical scope of the joint venture's investments from the western United States to nationwide, in order to permit the acquisition of properties in the AMB Portfolio. In addition, effective June 1, 1999, a newly formed limited liability company, Burnham Pacific Employees LLC ("BP Employees LLC"), was appointed the Manager of BPP Retail, LLC. The Operating Partnership is the sole Managing Member of BP Employees LLC, and certain members of the Company's management ("Employee Members") hold non-managing membership interests in BP Employees LLC. Under the terms of the BPP Retail, LLC joint venture, the Manager of BPP Retail, LLC is entitled to an incentive distribution ("Incentive Distribution") calculated on an annual basis. The right to Incentive Distributions is based and contingent upon, among other things, appreciation in the value of the BPP Retail, LLC assets over a specified threshold during each year. Under the terms of the BP Employees LLC limited liability company agreement, one-half of any Incentive Distribution received by BP Employees LLC will be distributed to the Operating Partnership and one-half will be distributed to the Employee Members.

5.       SEGMENT INFORMATION

         The Company has two reportable segments: Retail Operating properties and Office/Industrial properties. The Company focuses its investments on retail shopping centers located in major metropolitan areas. As of June 30, 1999, the Company owns interests in 70 retail operating properties and has one retail project currently under development.

         The Company also owns interests in four office and industrial properties which it considers non-strategic and therefore does not allocate a material amount of Company resources to this segment (see
         Note 10). For the three months ended June 30, 1999 and 1998 there was no tenant of the Company that accounted for ten percent or more of the total revenues of the Company.

         The Company evaluates the performance of its assets within these segments based on the net operating income of the respective property. Net operating income is calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment is as follows (in thousands):


                                           Three Months Ended
                                   ---------------------------------
                                              June 30, 1999
                                   ---------------------------------
                                    Retail       Office       Total
         Rental Revenues           $30,549      $ 1,907      $32,456
                                   -------      -------      -------
                                   -------      -------      -------
         Net Operating Income      $22,794      $ 1,703      $24,497
                                   -------      -------      -------
                                   -------      -------      -------


                                              June 30, 1998
                                   ---------------------------------
                                    Retail       Office       Total
         Rental Revenues           $30,029      $ 1,870      $31,899
                                   -------      -------      -------
                                   -------      -------      -------
         Net Operating Income      $21,641      $ 1,662      $23,303
                                   -------      -------      -------
                                   -------      -------      -------


                                             Six Months Ended
                                   ---------------------------------
                                              June 30, 1999
                                   ---------------------------------
                                    Retail       Office       Total
         Rental Revenues           $63,102      $ 3,789      $66,891
                                   -------      -------      -------
                                   -------      -------      -------
         Net Operating Income      $46,572      $ 3,370      $49,942
                                   -------      -------      -------
                                   -------      -------      -------

                                              June 30, 1998
                                   ---------------------------------
                                    Retail       Office       Total

         Rental Revenues           $57,764      $ 3,774      $61,538
                                   -------      -------      -------
                                   -------      -------      -------
         Net Operating Income      $41,339      $ 3,351      $44,690
                                   -------      -------      -------
                                   -------      -------      -------

                               June 30, 1999         December 31, 1998
                             -----------------     ---------------------
         Retail Real Estate      $1,005,542             $1,073,792
         Office Real Estate          34,087                 57,876
                             -----------------     ---------------------
         Total Real Estate       $1,039,629             $1,131,668
                             -----------------     ---------------------
                             -----------------     ---------------------

The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the periods presented (in thousands):

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                                  1999           1998             1999           1998
                                                              -------------  -------------    -------------  -------------
         REVENUES:
         Total Rental Revenues for Reportable Segments            $ 32,456      $ 31,899      $ 66,891       $ 61,538
         Fee Income                                                  1,582            --         1,966             --
         Interest Revenue                                              331           226           647            454
                                                              -------------  -------------    -------------  -------------
            TOTAL CONSOLIDATED REVENUES                           $ 34,369      $ 32,125      $ 69,504       $ 61,992
                                                              -------------  -------------    -------------  -------------

         NET OPERATING INCOME:
                                                              -------------  -------------    -------------  -------------
         Total Net Operating Income for Reportable Segments       $ 24,497      $ 23,303      $ 49,942       $ 44,690
                                                              -------------  -------------    -------------  -------------
         Additions:
            Interest Revenue                                           331           226           647            454
            Income from Unconsolidated Subsidiaries                    473            33           442            128
                                                              -------------  -------------    -------------  -------------
         Total Additions                                               804           259         1,089            582
                                                              -------------  -------------    -------------  -------------
         Deductions:
            Interest Expense                                         9,275         7,749        19,163         17,215
            General and Administrative Expenses                      1,905         1,392         3,659          2,503
            Restructuring Charge                                        --            --         1,500             --
            Abandoned Acquisition Costs                                 --            --           748             --
            Costs Associated with Unsolicited Proposal and
               Litigation                                              875            --           875             --
            Impairment Write-off                                     1,200            --         1,200             --
            Depreciation and Amortization                            6,964         6,750        14,125         13,181
            Minority Interest                                        1,281         1,159         2,383          2,325
                                                              -------------  -------------    -------------  -------------
         Total Deductions                                           21,500        17,050        43,653         35,224
                                                              -------------  -------------    -------------  -------------

         Net Income Before Cumulative Effect of Change
            in Accounting Principle                               $  3,801      $  6,512      $  7,378       $ 10,048
         Cumulative Effect of Change in Accounting Principle            --            --        (1,866)            --
                                                              -------------  -------------    -------------  -------------
         Net Income                                               $  3,801      $  6,512      $  5,512       $ 10,048
                                                              -------------  -------------    -------------  -------------
                                                              -------------  -------------    -------------  -------------

         The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at June 30, 1999 and December 31, 1998 (in thousands):

                                                          June 30, 1999      December 31, 1998
                                                        -----------------    -----------------
         Total Real Estate for Reportable Segments         $ 1,039,629          $ 1,131,668
         Other Real Estate                                       6,082                6,111
                                                        -----------------    -----------------
         Total Real Estate                                 $ 1,045,711          $ 1,137,779
         Accumulated Depreciation                              (77,257)             (79,837)
                                                        -----------------    -----------------
         Real Estate, Net                                      968,454            1,057,942
         Other Assets                                          120,407               56,234
                                                        -----------------    -----------------
         Consolidated Assets                               $ 1,088,861          $ 1,114,176
                                                        -----------------    -----------------
                                                        -----------------    -----------------

         Other real estate includes assets related to the corporate offices of the Company, which are not included in segment information.

6.       DEBT

         In May 1999, the Company obtained a $55,000,000 construction loan, secured by one of the Company's development properties. Borrowings under this loan bear interest at LIBOR (London Inter-Bank Offered Rates) plus 2.00% or prime. The loan is scheduled to mature in November 2000. The initial draw in May 1999 of approximately $18,400,000 was used to reduce borrowings under the Company's Credit Facility. The balance outstanding at June 30, 1999 was approximately $21,770,000 with an average interest rate of approximately 7.17% (see Note 10).

         During June 1999, the Company borrowed $5,000,000 under its $5,000,000 unsecured Revolving Credit Agreement which was repaid during July 1999 (see Note 10).

7.       RESTRUCTURING

         On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third party providers. The Company estimated and recorded in the first quarter of 1999 a restructuring charge of $1,500,000. This outsourcing is expected to benefit the Company in several ways. First, it enables the Company to more efficiently enter and exit selected markets and assets as opportunities present themselves. This ability is key to the Company's focus on maximizing the return on invested capital. Secondly, it allows the Company to establish strategic relationships with national property management companies as well as local providers. These relationships should benefit the Company with increased opportunities and improved services. Third, it allows the management team to focus more time on value-added activities that will more directly impact the bottom line. The outsourcing will result in an approximately 26 percent reduction in the Company's workforce and the closure of three of its property management offices. The anticipated monthly recurring costs of outsourcing to third party providers are approximately the same as the current recurring internal costs ($250,000).

         The restructuring charge is primarily attributable to personnel related costs for the employees subject to the restructuring, and the costs associated with reducing and eliminating offices, furniture and equipment. The personnel related costs include severance benefits, the Company's portion of related payroll taxes, insurance and 401(k) match. During the week of March 22, 1999, all 37 employees in the Company's property management department were notified of the terms of their benefits package. The personnel related costs comprise approximately one-half of the total reserve ($750,000).

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

         As of June 30, 1999, the Company had completed the hiring of its third party providers, completed approximately 76% of its planned reduction in workforce and began the process of closing its property management offices. The following table reflects the composition of the Company's restructuring reserve and the expenditures applied against it as of June 30, 1999:


                                                    Original                      Restructuring
                                                  Restructuring   Expenditures       Reserve
                                                     Reserve        Applied       June 30, 1999
                                                  -------------   ------------    -------------
         Personnel Related                         $  750,000      $  428,000      $  322,000
         Office Closures                              500,000         176,000         324,000
         Write-off of Furniture and Equipment         250,000              --         250,000
                                                  -------------   ------------    -------------
         Total                                     $1,500,000      $  604,000      $  896,000
                                                  -------------   ------------    -------------
                                                  -------------   ------------    -------------


         The Company expects the restructuring to be completed during the third quarter of 1999.

8.       COSTS ASSOCIATED WITH UNSOLICITED PROPOSAL AND LITIGATION

         On June 7, 1999, the Company received a proposal from Schottenstein Stores Corporation ("Schottenstein") and its affiliates to negotiate a business combination in which the Company would be merged into an acquisition affiliate of Schottenstein and the holders of the Company's common stock would receive $13 per share. Schottenstein filed a
         Schedule 13D with the Securities and Exchange Commission in which it also reported that Schottenstein and its affiliates had acquired approximately 8.2% of the Company's outstanding Common Stock. The merger proposal was subject to a number of conditions, including completion of due diligence satisfactory to Schottenstein, obtaining new senior debt financing, and the assumption of certain outstanding indebtedness of the Company. The proposed transaction was also made conditional upon approval of the Company's shareholders and the holders of units in the Company's operating partnership.

         On June 21, 1999, the Company announced that it had retained Goldman, Sachs & Co. to assist the Company in reviewing the acquisition proposal from Schottenstein and its affiliates. Also on June 19, 1999, the Company's Board of Directors adopted a Shareholder Rights Agreement (the "Rights Agreement") to help ensure that the Company's shareholders receive fair and equal treatment in the event of any proposed acquisition of the Company.

         On July 14, 1999, the Company responded to a letter from Schottenstein dated July 12, 1999, in which Schottenstein increased its contingent offer to $13.50 per share. In its response, the Company assured Schottenstein that the Board of Directors had been seriously reviewing the Schottenstein offer and its revised offer, and that the Board of

         Directors remains committed to acting in the best interests of all of the Company's shareholders. The Company also stated that a representative of the Company would contact Schottenstein or its financial advisor once the Board of Directors is in a position to make an informed response to the Schottenstein proposal. The letter from the Company also indicated that its financial advisor, Goldman, Sachs & Co., had been in contact with Schottenstein's financial advisor, had offered to meet with them and had communicated to them that the Company was seriously reviewing the Schottenstein proposal.

         On July 23, 1999, after extensive review of the Schottenstein proposal and after receiving advice from Goldman, Sachs & Co., the Company's Board of Directors concluded that it would not be in the best interests of the Company's Common Shareholders to accept the proposal and unanimously voted to reject Schottenstein's conditional and unsolicited proposal to purchase the outstanding stock of the Company and the outstanding units of the Company's operating partnership. Nevertheless, so long as this proposal is outstanding, the Company will remain uncertain about its ability to implement its current business plan and about its future generally. This uncertainty may harm the Company's business and may result in the loss of business opportunities that may be otherwise pursued. Although the Company has entered into various arrangements intended to preserve the attention and dedication of its employees, including members of its senior management, as described below, the Company's management team may be distracted from the day-to-day operations of its business as a result of such uncertainty and some may decide to leave their employment with the Company. The loss of their services and their distraction could have a material adverse effect on the Company's operations. In addition, the Company is incurring (and may continue to incur) significant costs for financial advisory, legal and other consulting services expended in evaluating and responding to this proposal and its consequences. As of June 30, 1999, the Company incurred $875,000 of these related costs and expects to incur an additional $2,000,000 in costs prior to the end of 1999. Total future costs could exceed these estimates.

         On June 19, 1999, the Company adopted an Executive Severance Plan, a Management Severance Plan and a Rank and File Severance Plan. These plans, as subsequently amended as of July 23, 1999 (collectively, the "Plans"), are intended to reinforce and encourage the continued attention and dedication of the Company's employees to their assigned duties, as well as assist the Company in recruiting new employees, notwithstanding the possibility, threat or occurrence of a change in control of the Company. The Company believes that the possibility or threat of a change in control inevitably creates distractions, risks and uncertainties for its executives and other employees. Since the Company considers it essential to the best interests of its stockholders to foster the continuous employment of key management and other personnel, and since the Company did not have any employment or other severance agreements with any of its executives or employees that could have served such function, the Company believes that the adoption of the Plans was an adequate mechanism by which to promote an environment in which its executives and employees may continue performing their duties without distraction.

         For the same reasons cited above, on June 30, 1999, the Company entered into Senior Executive Severance Agreements (the "Severance Agreements") with certain of its most senior executives not otherwise entitled to participate in the aforementioned Plans (i.e., J. David Martin, Joseph William Byrne, James W. Gaube, Daniel B. Platt and Scott C. Verges (the "Senior Executives")), whose leadership and management expertise is vital to the continued operation of the Company's business. In general, the Severance Agreements provide that in the event certain Terminating Events (as defined in the

         Severance Agreements) occur with respect to a Senior Executive following a Change in Control (as defined in the Severance Agreements), then the Company shall pay the Senior Executive an aggregate of three times such Senior Executive's then current annual base salary plus three times such Senior Executive's then current target annual bonus. In addition, the Severance Agreements provide for the continuation of certain health, dental and life insurance and other welfare benefits for thirty-six (36) months, provided that any such benefits are offset against any amounts payable under any other Company plan. The Severance Agreements also provide for the reimbursement of certain excise tax liabilities that may arise in connection with the benefits provided pursuant thereto.

         Finally, effective as of August 1, 1999, the Company entered into Phantom Shares Agreements (the "Phantom Agreements") with the Senior Executives. The phantom share awards (the "Phantom Awards") granted pursuant to the Phantom Agreements are used solely as a device for the measurement and determination of certain amounts to be paid to the executive in lieu of granting additional equity interests. In general, the Phantom Awards vest ratably over ten years from the date of grant, subject to acceleration upon a Change of Control (as defined in the Phantom Agreements), at which time the Company must redeem the Phantom Awards at a price per award equal to the fair market value of one share of the Company's common stock as of the vesting date. The total number of Phantom Shares granted was 545,926.

         The above descriptions of the Rights Agreement, the Plans, the Severance Agreements and the Phantom Agreements are not complete and are qualified in their entirety by reference to such documents, all of which have been filed as exhibits to reports of the Company on Form 8-K.

9.       SECURITIES

         At June 30, 1999, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

10.      SUBSEQUENT EVENTS

         On July 2, 1999, the Company sold its interest in four retail shopping centers for approximately $44,400,000, resulting in a gain of approximately $8,300,000. Proceeds were used to repay mortgage debt secured by the centers sold, reduce borrowings under the Company's $5,000,000 unsecured Revolving Credit Agreement and repay borrowings under the Company's Credit Facility.

         On July 26, 1999, the Company borrowed approximately $2,048,000 on its construction loan (see Note 6) in connection with the construction of its development property in Pleasant Hill, California.

         On August 4, 1999, the Joint Venture completed the acquisition of twelve retail shopping centers contained in the second phase of the AMB Portfolio. The purchase price was approximately $246,000,000. The acquisition of the portfolio was financed primarily by $121,000,000 of borrowings under the Joint Venture's Credit Facility, with the remaining balance coming from CalPERS contributed capital.

         Bergen Brunswig exercised its option to acquire its headquarters office building from the Company, under the terms of their lease. The sale is expected to be completed on or before March 31, 2000. The Company expects to receive approximately $19,300,000 in gross proceeds before the repayment of a mortgage obligation of approximately $9,340,000. Remaining proceeds will be used to reduce borrowings under the Company's Credit Facility. As a result, the Company took a one-time impairment write-down of $1,200,000 during the second quarter of 1999. The net book value of the office building prior to the write-down was approximately $20,200,000. The Bergen Building's net operating income for the three month and six month periods ended
         June 30, 1999 was $835,000 and $1,655,000, respectively. At June 30,
         1999, the adjusted net book value of this asset is reflected as "Real Estate Held for Sale" on the balance sheet.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three months ended June 30, 1999 compared to June 30, 1998:

Income available to Common Stockholders was $2,401,000 ($0.08 per share) for the three month period ended June 30, 1999, a decrease of $2,711,000 (53%), as compared to $5,112,000 ($0.16 per share) for the same period in 1998. The primary reasons for this change are discussed in the following paragraphs.

Revenues in the 1999 three month period increased approximately $2,244,000 as compared to the same period of 1998 as a result of: (a) fee income in the amount of $1,582,000 related to the Company's new joint-venture ("BPP Retail, LLC") with the California Public Employees' Retirement System ("CalPERS") and (b) an increase in rental revenues as a result of new leasing activity, higher levels of expense reimbursements, and the acquisition of approximately $98,343,000 of shopping centers during 1998. These increases were offset by a decrease in lease termination fees of approximately $995,000.

Total Costs and Expenses increased approximately $5,273,000 during the three months ended June 30, 1999 as compared to the same period of 1998 partially due to an increase in interest expense ($1,526,000), Rental Operating expenses ($945,000), General and Administrative expenses ($513,000) and Depreciation and Amortization ($214,000). These increased expenses were primarily the result of the shopping centers acquired during 1998 and the growth of the Company. In addition, the second quarter of 1999 Costs and Expenses included one-time charges for an impairment write-off in the amount of $1,200,000 and costs associated with an unsolicited proposal and litigation offer in the amount of $875,000.

Income From Unconsolidated Subsidiaries increased approximately $440,000 in 1999 as compared to the same three-month period of 1998 as a result of the Company's investment in BPP Retail, LLC.

Six months ended June 30, 1999 compared to June 30, 1998:

Income available to Common Stockholders was $2,712,000 ($0.08 per share) for the six month period ended June 30, 1999, a decrease of $4,536,000 (63%), as compared to $7,248,000 ($0.26 per share) for the same period in 1998.
The primary reasons for this change are discussed in the following paragraphs.

Revenues in 1999 increased approximately $7,512,000 as compared to the same period of 1998 as a result of Fee Income in the amount of $1,966,000 related to the Company's new joint-venture with CalPERS and an increase in rental revenues as a result of new leasing activity, higher levels of expense reimbursements, and the acquisition of approximately $98,343,000 of shopping centers during 1998. These increases were offset by a decrease in lease termination fees of approximately $295,000.

Total Costs and Expenses increased approximately $10,438,000 during the six months ended June 30, 1999 as compared to the same period of 1998 partially due to an increase in interest expense ($1,948,000), Rental Operating expenses ($2,067,000), General and Administrative expenses ($1,156,000) and Depreciation and Amortization ($944,000). These increased expenses were primarily the result of the shopping centers acquired during 1998 and the growth of the Company. In addition, the six months ended June 30, 1999 included one-time charges for an impairment write-off in the amount of $1,200,000, costs associated with unsolicited proposal and litigation in the amount of $875,000, a $1,500,000 restructuring charge and abandoned acquisition costs of $748,000.

Income From Unconsolidated Subsidiaries increased approximately $314,000 in 1999 as compared to the same six-month period of 1998 as a result of the Company's investment in BPP Retail, LLC.

During the six months ended June 30, 1999 the Company recorded a $1,866,000 cumulative effect of a change in accounting principle. In April 1998, the American Institute of Certified Public Accountants issued Statement of Positions ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". This SOP requires that entities expense the costs of start-up activities and organization costs incurred and is effective for fiscal years beginning after December 15, 1998. The Company has implemented SOP 98-5 in the first quarter of 1999. The adoption of SOP 98-5 is reported as a cumulative effect of change in accounting principle and represents start-up and organization costs previously carried and amortized as other assets. These costs of approximately $1,866,000 represent unamortized costs related primarily to the Company becoming self-advised in 1991, the conversion to an "UPREIT" Structure in 1997 and the formation of its joint venture with CalPERS during 1998.

Costs Associated with Unsolicited Proposal and Litigation:

On June 7, 1999, the Company received a proposal from Schottenstein Stores Corporation ("Schottenstein") and its affiliates to negotiate a business combination in which the Company would be merged into an acquisition affiliate of Schottenstein and the holders of the Company's common stock would received $13 per share. Schottenstein filed a Schedule 13D with the Securities and Exchange Commission in which it also reported that Schottenstein and its affiliates had acquired approximately 8.2% of the Company's outstanding Common Stock. The merger proposal was subject to a number of conditions, including completion of due diligence satisfactory to Schottenstein, obtaining new senior debt financing, and the assumption of certain outstanding indebtedness of the Company. The proposed transaction was also made conditional upon approval of the Company's shareholders and the holders of units in the Company's operating partnership.

On June 21, 1999, the Company announced that it had retained Goldman, Sachs & Co. to assist the Company in reviewing the acquisition proposal from Schottenstein and its affiliates. Also on June 19, 1999, the Company's Board of Directors adopted a Shareholder Rights Agreement (the "Rights Agreement") to help ensure that the Company's shareholders receive fair and equal treatment in the event of any proposed acquisition of the Company.

On July 14, 1999, the Company responded to a letter from Schottenstein dated July 12, 1999, in which Schottenstein increased its contingent offer to $13.50 per share. In its response, the Company assured Schottenstein that the Board of Directors had been seriously reviewing the Schottenstein offer and its revised offer, and that the Board of Directors remains committed to acting in the best interests of all of the Company's shareholders. The Company also stated that a representative of the Company would contact Schottenstein or its financial advisor once the Board of Directors is in a position to make an informed response to the Schottenstein proposal. The letter from the Company also indicated that its financial advisor, Goldman, Sachs & Co., had been in contact with Schottenstein's financial advisor, had offered to meet with them and had communicated to them that the Company was seriously reviewing the Schottenstein proposal.

On July 23, 1999, after extensive review of the Schottenstein proposal and after receiving advice from Goldman, Sachs & Co., the Company's Board of Directors concluded that it would not be in the best interests of the Company's Common Shareholders to accept the proposal and unanimously voted to reject Schottenstein's conditional and unsolicited proposal to purchase the outstanding stock of the Company and the outstanding units of the Company's operating partnership. Nevertheless, so long as this proposal is outstanding, the Company will remain uncertain about its ability to implement its current business plan and about its future generally. This uncertainty may harm the Company's business and may result in the loss of business opportunities that may be otherwise pursued. Although the Company has entered into various arrangements intended to preserve the attention and dedication of its employees, including members of its senior management, as described below, the Company's management team may be distracted from the day-to-day operations of its business as a result of such uncertainty and some may decide to leave their employment with the Company. The loss of their services and their distraction could have a material adverse effect on the Company's operations. In addition, the Company is incurring (and may continue to incur) significant costs for financial advisory, legal and other consulting services expended in evaluating and responding to this proposal and its consequences. As of June 30, 1999, the Company incurred $875,000 of these related costs and expects to incur an additional $2,000,000 in costs prior to the end of 1999. Total future costs could exceed these estimates.

On June 19, 1999, the Company adopted an Executive Severance Plan, a Management Severance Plan and a Rank and File Severance Plan. These plans, as subsequently amended as of July 23, 1999 (collectively, the "Plans"), are intended to reinforce and encourage the continued attention and dedication of the Company's employees to their assigned duties, as well as assist the Company in recruiting new employees, notwithstanding the possibility, threat or occurrence of a change in control of the Company. The Company believes that the possibility or threat of a change in control inevitably creates distractions, risks and uncertainties for its executives and other employees. Since the Company considers it essential to the best interests of its stockholders to foster the continuous employment of key management and other personnel, and since the Company did not have any employment or other severance agreements with any of its executives or employees that could have served such function, the Company believes that the adoption of the Plans was an adequate mechanism by which to promote an environment in which its executives and employees may continue performing their duties without distraction.

For the same reasons cited above, on June 30, 1999, the Company entered into Senior Executive Severance Agreements (the "Severance Agreements") with certain of its most senior executives not otherwise entitled to participate in the aforementioned Plans (i.e., J. David Martin, Joseph William Byrne, James W. Gaube, Daniel B. Platt and Scott C. Verges (the "Senior Executives")), whose leadership and management expertise is vital to the continued operation of the Company's business. In general, the Severance Agreements provide that in the event certain Terminating Events (as defined in the Severance Agreements) occur with respect to a Senior Executive following a Change in Control (as defined in the Severance Agreements), then the Company shall pay the Senior Executive an aggregate of three times such Senior Executive's then current annual base salary plus three times such Senior Executive's then current target annual bonus. In addition, the Severance Agreements provide for the continuation of certain health, dental and life insurance and other welfare benefits for thirty-six (36) months, provided that any such benefits are offset against any amounts payable under any other Company plan. The Severance Agreements also provide for the reimbursement of certain excise tax liabilities that may arise in connection with the benefits provided pursuant thereto.

Finally, effective as of August 1, 1999, the Company entered into Phantom Shares Agreements (the "Phantom Agreements") with the Senior Executives. The phantom share awards (the "Phantom Awards") granted pursuant to the Phantom Agreements are used solely as a device for the measurement and determination of certain amounts to be paid to the executive in lieu of granting additional equity interests. In general, the Phantom Awards vest ratably over ten years from the date of grant, subject to acceleration upon a Change of Control (as defined in the Phantom Agreements), at which time the Company must redeem the Phantom Awards at a price per award equal to the fair market value of one share of the Company's Common Stock as of the vesting date. The total number of Phantom Shares granted was 545,926.

The above descriptions of the Rights Agreement, the Plans, the Severance Agreements and the Phantom Agreements are not complete and are qualified in their entirety by reference to such documents, all of which have been filed as exhibits to reports of the Company on Form 8-K.

Impairment Write-Off:

Bergen Brunswig exercised its option to acquire its headquarters office building from the Company, under the terms of their lease. The sale is expected to be completed on or before March 31, 2000. As a result, the Company took a one-time impairment write-down of $1,200,000 during the second quarter of 1999. The net book value of the office building prior to the write-down was approximately $20,200,000. The Bergen Building's net operating income for the three month and six month periods ended June 30, 1999 was $835,000 and $1,655,000, respectively. At June 30, 1999, the adjusted net book value of this asset is reflected as "Real Estate Held for Sale" on the balance sheet.


Restructuring Charge:

On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third party providers. The Company estimated and recorded in the first quarter of 1999 a restructuring charge of $1,500,000. This outsourcing is expected to benefit the Company in several ways. First, it enables the Company to more efficiently enter and exit selected markets and assets as opportunities present themselves. This ability is key to the Company's focus on maximizing the return on invested capital. Secondly, it allows the Company to establish strategic relationships with national property management companies as well as local providers. These relationships should benefit the Company with increased opportunities and improved services. Third, it allows the management team to focus more time on value-added activities that will more directly impact the bottom line. The outsourcing will result in an approximately 26 percent reduction in the Company's workforce and the closure of three of its property management offices. The anticipated monthly recurring costs of outsourcing to third party providers are approximately the same as the current recurring internal costs ($250,000).

The restructuring charge is primarily attributable to personnel related costs for the employees subject to the restructuring, and the costs associated with reducing and eliminating offices, furniture and equipment. The personnel related costs include severance benefits, the Company's portion of related payroll taxes, insurance and 401(k) match. During the week of March 22,

1999, all 37 employees in the Company's property management department were notified of the terms of their benefits package. The personnel related costs comprise approximately one-half of the total reserve ($750,000).

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

As of June 30, 1999, the Company had completed the hiring of its third party providers, completed approximately 76% of its planned reduction in workforce and began the process of closing its property management offices. The following table reflects the composition of the Company's restructuring reserve and the expenditures applied against it as of June 30, 1999:


                                                Original                               Restructuring
                                             Restructuring         Expenditures           Reserve
                                                Reserve               Applied          June 30, 1999
                                            -----------------    -----------------    -----------------
Personnel Related                              $  750,000           $  428,000         $  322,000
Office Closures                                   500,000              176,000            324,000
Write-off of Furniture and Equipment              250,000                   --            250,000
                                            -----------------    -----------------    -----------------

Total                                          $1,500,000           $  604,000         $  896,000
                                            -----------------    -----------------    -----------------
                                            -----------------    -----------------    -----------------

The Company expects the restructuring to be completed during the third quarter of 1999.

Abandoned Acquisition Costs:

As noted above, during the three months ended March 31, 1999, the Company recorded a $748,000 charge related to the abandonment of transactions in process prior to the AMB portfolio acquisition.


FUNDS FROM OPERATIONS
June 30, 1999 and 1998:

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

For the three and six months ended June 30, 1999, diluted FFO increased $164,000 and $3,219,000 respectively, compared to the same periods in 1998. The change was net of several effects, but was primarily attributable to the increase in revenues from fee income and rental revenues from core portfolio properties, acquisitions, and development, offset by a decrease in lease termination fees and increases in rental operating expenses, interest expenses and general and administrative expenses.

The calculation of FFO for the respective periods is as follows (in thousands):

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                         -----------------------    ---------------------
                                                           1999         1998         1999         1998
                                                         --------     --------     --------     --------
Income Available to Common Stockholders                  $ 2,401      $ 5,112      $ 2,712      $ 7,248
  Adjustments:
Depreciation and Amortization of Real Estate and
    Tenant Improvements                                    6,928        6,250       13,708       12,200
Restructuring Charge                                          --           --        1,500           --
Abandoned Acquisitions Costs                                  --           --          748           --
Costs Associated with Unsolicited Proposal and
    Litigation                                               875           --          875           --
Impairment Write-off                                       1,200           --        1,200           --
Cumulative Effect of Change in Accounting Principle           --           --        1,866           --
                                                         --------     --------     --------     --------
Funds from Operations-Basic                               11,404       11,362       22,609       19,448
Effect of Dilutive Securities:
    Operating Partnership Units                            1,281        1,159        2,383        2,325
    Convertible Preferred Stock                            1,400        1,400        2,800        2,800
                                                         --------     --------     --------     --------
Funds from Operations-Dilutive                           $14,085      $13,921      $27,792      $24,573
                                                         --------     --------     --------     --------
                                                         --------     --------     --------     --------

The Company believes that the adjustments for costs associated with unsolicited proposal and litigation, restructuring charges and abandoned acquisition costs are appropriate FFO adjustments.

The costs associated with unsolicited proposal and litigation relate to certain events which were described elsewhere. Due to the unusual nature of these events the Company believes that the related costs should be an adjustment to FFO in order not to distort the comparative measurement of the Company's performance.

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


MATERIAL CHANGES IN FINANCIAL CONDITION
June 30, 1999 compared to December 31, 1998:

At June 30, 1999 and December 31, 1998, approximately $6,236,000 and $5,567,000, respectively, of straight-lined rent escalations and free rent are included in other assets.

The Company has a $205,000,000 Credit Facility of which $135,000,000 is secured or to be secured by mortgages on various of the Company's properties and $70,000,000 is unsecured. The Credit Facility bears interest at rates of LIBOR (London Inter-Bank Offer Rate) plus 1.40% for secured borrowings or LIBOR plus 1.50% for unsecured borrowings. At June 30, 1999 and December 31, 1998, the average rate of interest on line of credit advances was approximately 6.68% and 7.07%, respectively. The Credit Facility is scheduled to mature in November 1999. The lender has notified the Company that, due to a change in strategic focus, it intends to liquidate its line of credit business in 1999 and, therefore, will not entertain a request to renew the credit facility at maturity. The Company intends to refinance the credit facility with another lender prior to the maturity date. At June 30, 1999, borrowings of approximately $108,393,000 were outstanding under the secured portion of the Credit Facility and $69,982,000 was outstanding under the unsecured portion.

During January 1999, the Company entered into a $5,000,000 unsecured Revolving Credit Agreement with a bank. Outstanding borrowings accrue interest at LIBOR plus 2.00% or prime. The Company had $5,000,000 borrowed against this Revolving Credit Agreement as of June 30, 1999 at a rate of interest of approximately 7.24%. This facility is scheduled to mature in November 1999.

On April 1, 1999, the Company contributed three retail properties valued at approximately $22,800,000 into BPP Retail, LLC (the joint venture between the Company and CalPERS - the "Joint Venture").

Simultaneously, the put option contained in the Agreement Regarding Contribution of Certain Properties and Put Options entered into in December 1998 between the Company's Operating Partnership and the Joint Venture expired. The purpose of the option was to permit the Company's Operating Partnership to contribute two retail properties (the "Contributed Projects") into the Joint Venture even though CalPERS had not received all the required information (such as appraisals) to approve or disapprove the contribution. When the option agreement was entered into, the Joint Venture provided the Operating Partnership approximately $22,195,000 (the "Net Asset Value") in exchange for the economic interests in the Contributed Projects.

On June 15, 1999 the Joint Venture obtained a $421,000,000 Credit Facility of which $171,000,000 is supported by the Joint Venture partners' commitment to contribute additional equity to the Joint Venture by December 31, 2000 and $250,000,000 is unsecured. The Joint Venture's Credit Facility bears interest at rates of Eurodollar plus 1.00% or prime for secured borrowings or Eurodollar plus 1.38% or prime for unsecured borrowings. At June 30, 1999, the average rate of interest on the Joint Venture's Credit Facility advances was approximately 6.09%. This facility is scheduled to mature in June 2000.

On June 15, 1999, the Joint Venture completed the acquisition of nine retail shopping centers contained in the first phase of the AMB Portfolio. The purchase price was approximately $207,400,000. The acquisition of the portfolio was financed primarily by $182,500,000 of borrowings under the Joint Venture's Credit Facility with the balance coming from CalPERS contributed capital. In connection with the closing of the first phase of the AMB Portfolio, the Company granted to CalPERS an option expiring June 30, 2000 to purchase 1 million shares of Common Stock of the Company at an exercise price of $15.375 per share. The value of the option as of the date of grant was estimated to be approximately $234,000 and is included at June 30, 1999 in investment in unconsolidated subsidiaries on the balance sheet of the Company.

On June 15, 1999, the Company contributed one additional retail shopping center valued at approximately $15,900,000 into the Joint Venture.

At June 30, 1999, the Company's interest in the Joint Venture was approximately 20%. The Company accounts for its investment using the equity method of accounting.

On June 30, 1999, the Company announced that it had elected not to pursue Phase Four of the AMB Portfolio.

On June 1, 1999, the operating agreement of BPP Retail, LLC, the Company's joint venture with CalPERS, was amended to expand the permitted geographical scope of the joint venture's investments from the western United States to nationwide, in order to permit the acquisition of properties in the AMB Portfolio. In addition, effective June 1, 1999, a newly formed limited liability company, Burnham Pacific Employees LLC ("BP Employees LLC"), was appointed the Manager of BPP Retail, LLC. The Operating Partnership is the sole Managing Member of BP Employees LLC, and certain members of the Company's management ("Employee Members") hold non-managing membership interests in BP Employees LLC. Under the terms of the BPP Retail, LLC joint venture, the Manager of BPP Retail, LLC is entitled to an incentive distribution ("Incentive Distribution") calculated on an annual basis. The right to Incentive Distributions is based and contingent upon, among other things, appreciation in the value of the BPP Retail, LLC assets over a specified threshold during each year. Under the terms of the BP Employees LLC limited liability company agreement, one-half of any Incentive Distribution received by BP Employees LLC will be distributed to the Operating Partnership and one-half will be distributed to the Employee Members.

At June 30, 1999, the Company had $5,097,000 outstanding under a construction loan, secured by one of the Company's properties. Borrowings under this loan bear interest at LIBOR plus

1.90% or at prime plus .50%. As of June 30, 1999 the rate of interest is approximately 7.08%. The loan matures in December 1999.

In May 1999, the Company obtained a $55,000,000 construction loan, secured by one of the Company's development properties. Borrowings under this loan bear interest at LIBOR (London Inter-Bank Offered Rates) plus 2.00% or prime. The loan is scheduled to mature in November 2000. The initial draw in May 1999 of approximately $18,400,000 was used to reduce borrowings under the Company's Credit Facility. The balance outstanding at June 30, 1999 was approximately $21,770,000 with an average interest rate of approximately 7.17%.

The debt outstanding (exclusive of approximately $197,219,000 of debt in unconsolidated subsidiaries) on June 30, 1999 and related weighted average rate were $595,831,000 and 7.37% respectively, compared to $544,857,000 and 7.61% on
June 30, 1998. Interest capitalized in conjunction with development and expansion projects was approximately $1,100,000 and $2,400,000 for the three and six months ended June 30, 1999, respectively, as compared to approximately $2,009,000 and $3,146,000 for the same periods in 1998.

At June 30, 1999, the Company's capitalization consisted of $595,831,000 of debt (excluding the Company's proportionate share of joint venture debt which is approximately $40,200,000), $120,000,000 of preferred stock and preferred operating partnership units, and $416,954,000 of market equity (market equity is defined as (i) the sum of the number of outstanding shares of Common Stock of the Company plus Common Units of the Operating Partnership held by partners of the Operating Partnership other than the Company, multiplied by (ii) the closing price of the shares of Common Stock on the New York Stock Exchange at June 30, 1999 of $12.31) resulting in a debt to total market capitalization ratio of .53 to 1.0 compared to the ratio of .52 to 1.0 at December 31, 1998. At June 30, 1999, the Company's total debt consisted of $368,943,000 of fixed rate debt, and $226,888,000 of variable rate debt.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings, private placements of debt and equity securities and proceeds from sales of non-strategic assets. At June 30, 1999, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate", "assume", "plan", and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements also include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 complaint in a timely manner. Reference is made to the Company's Form 10-K Report for the year ended December 31, 1998 under the caption "Forward-Looking Statements and Certain Risk Factors" for a discussion of certain factors which could cause the Company's actual results to differ materially from those set forth in the forward-looking statements.


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

The manufacturer of the accounting software that the Company uses has indicated that its software is Year 2000 ready, and the Company has installed this software during the second quarter of 1999. The Company intends to test this accounting software during the third quarter of 1999. The Company has hired a Year 2000 consulting firm to test the Company's information systems. During the second quarter of 1999, the consultant evaluated, assessed and tested both the Company's hardware and other software systems; the consultant has concluded that the hardware and other software is substantially Year 2000 ready but would require minor modifications. These modifications and/or upgrades have been obtained from the computer manufacturers and will be installed prior to the end of the third quarter.

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

Even if all of the Company's own systems are Year 2000 ready, its business could still be disrupted if its tenants, business partners, suppliers and other parties are not ready. The Company is currently surveying and monitoring its material vendors and tenants regarding the Year 2000 readiness status of their computer hardware and software systems. Informational letters were sent to all of the Company's tenants advising them of the Year 2000 issue in the fourth quarter of 1998. Also in the fourth quarter of 1998, the Company's Year 2000 survey was sent to its material tenants. Responses to the survey were returned to the Company beginning in the first quarter of 1999. To date, approximately 53 % of those surveyed have responded, and there have been no major deficiencies noted. The Company's survey was sent to its material vendors, including its landlords, in the fourth quarter of 1998. Responses to the survey were returned to the Company beginning in the first quarter of 1999. To date, approximately 51 % of those surveyed have responded, and there have been no major deficiencies noted. The Company will continue to review the results of these surveys, assess the impact of the results on its operations and take whatever action it deems necessary. Testing may be required for several, but not all, third parties. Test strategies and schedules will be unique to each situation once the Company understands the respective requirements and readiness levels. The Company's business could be harmed if other entities, including governmental units and utility companies, that provide services to the Company's properties, tenants and customers fail to be Year 2000 ready.

Accordingly, in addition to its significant tenants, the Company is seeking to ascertain the Year 2000 readiness of:

         -        each utility company servicing each property; and
         - each city, town, county or other governmental unit providing police, fire, traffic control and other governmental services relevant to the efficient operation of the property.

The Company's survey was sent to such utility companies and governmental units during the first quarter of 1999. To date, approximately 70 % of those surveyed have responded and there have been no major discrepancies noted.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

On June 23, 1999, a class action lawsuit was filed in the Superior Court of the State of California, County of San Diego, against the Company and its Board of Directors. The complaint was purportedly filed on behalf of the public shareholders of the Company and alleges that the Board of Directors violated their fiduciary duties to the Company's shareholders because they adopted a shareholder rights agreement designed to halt the acquisition attempt by Schottenstein and deter other unsolicited takeover attempts. The plaintiffs seeks to enjoin the adoption of the shareholders rights agreement. The Company believes the complaint is without merit and intends to vigorously defend the lawsuit. However, there can be no assurance that such defense will be successful. If the Company does not prevail, the suit could render the shareholder rights plan ineffective, thereby making the Company more vulnerable to unsolicited acquisition proposals and increasing the possibility that the Company will have to allocate material amounts of financial and management resources to protect the Company from unwanted takeover attempts that may not maximize shareholder value.

ITEM 2.  CHANGES IN SECURITIES:

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On May 11, 1999, the Company held its regular Annual Meeting of Shareholders. Proxies for such meeting were solicited pursuant to Regulation 14 under the Act. At such meeting, one matter was presented for vote. The matter was the election of eight directors. There was no solicitation in opposition to the nominated Directors and all such directors were elected for a one-year term.

Shares were voted as follows:

                                                FOR                         WITHHELD
                                                ---                         --------
ELECTION OF DIRECTORS
---------------------
Malin Burnham                               32,598,303                       286,261
James D. Harper, Jr.                        32,600,503                       284,061
James D. Klingbeil                          32,604,604                       279,960
J. David Martin                             32,589,834                       294,730
Nina B. Matis                               32,595,525                       289,039
Donne P. Moen                               32,600,943                       283,621
Philip S. Schlein                           32,602,538                       282,026
Robin Wolaner                               32,596,453                       288,111

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following Exhibits are part of this report:

         27.0  Financial Data Schedule.

(b) The following reports on Form 8-K were filed during or with respect to matters occurring within the period covered by this report:

         Form 8-K Report filed June 11, 1999, (earliest event reported June 7,
         1999): Item 5, regarding the announcement of the unsolicited proposal from Schottenstein Stores Corporation to negotiate a business combination in which the Company would be merged into an acquisition affiliate of Schottenstein, and holders of the Company's Common Stock would receive $13 per share.

         Form 8-K Report filed June 19, 1999 (earliest event reported June 19,
         1999): Item 5, regarding the Board of Directors of the Company adopting a Shareholder Rights Agreement.

         Form 8-K Report filed June 24, 1999 (earliest event reported June 15,
         1999): Item 5, regarding the announcement of the completion of the acquisition of nine retail centers from AMB Property Corporation for $207.4 million by BPP Retail LLC, a co-investment entity between the Company and the California Public Employees' Retirement System ("CalPERS").

         Form 8-K Report filed July 30, 1999 (earliest event reported July 13,
         1999): Item 5, regarding the letter sent to Schottenstein Stores Corporation, dated July 23, 1999, stating that the Board had decided that it is not interested in pursuing discussions with Schottenstein.

         Form 8-K Report filed August 9, 1999 (earliest event reported June 19,
         1999): Item 5, regarding employee retention program.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BURNHAM PACIFIC PROPERTIES, INC.


Date:    August 16, 1999               By:      /s/ J. David Martin
     -----------------------           ----------------------------------------
                                       J. David Martin, Chief Executive Officer


Date:    August 16, 1999               By:      /s/ Daniel B. Platt
     -----------------------           ----------------------------------------
                                       Daniel B. Platt, Chief Financial Officer