Form 10-Q
period 1999-09-30
BURNHAM PACIFIC PROPERTIES INC
filed 1999-11-15
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the quarterly period ended September 30, 1999

/ /Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the transition period from ______________ to ________________

Commission file number  _______________


                        BURNHAM PACIFIC PROPERTIES, INC.
                    ------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                  Maryland                               33-0204162
          ------------------------                   --------------------
(State of other jurisdiction of incorporation) (IRS Employer Identification No.)


110 West "A" Street, San Diego, California                        92101
------------------------------------------               ---------------------
(Address of principal executive offices)                       (Zip Code)

                                 (619) 652-4700
                       --------------------------------
               Registrant's telephone number, including area code

                  610 West Ash Street, San Diego, California
                       --------------------------------
          Former name, former address and former fiscal year if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO_____

Number of shares of the Registrant's common stock outstanding at November 12, 1999: 32,268,296.

                                          PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                         BURNHAM PACIFIC PROPERTIES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                    (UNAUDITED)


ASSETS                                                            September 30, 1999            December 31, 1998
                                                               -------------------------    --------------------------
Real Estate                                                            $1,027,840                   $1,137,779
Less Accumulated Depreciation                                             (63,586)                     (79,837)
                                                               -------------------------    --------------------------
Real Estate-Net                                                           964,254                    1,057,942
Real Estate Held for Sale                                                  21,671                            -
Cash and Cash Equivalents                                                   1,089                       20,873
Restricted Cash                                                            10,182                        7,737
Receivables-Net                                                             8,945                        7,697
Investment and Advances in Unconsolidated Subsidiaries                     62,028                        3,438
Other Assets                                                               17,965                       16,489
                                                               -------------------------    --------------------------
Total                                                                  $1,086,134                   $1,114,176
                                                               =========================    ==========================

LIABILITIES AND STOCKHOLDERS'  EQUITY
Liabilities:
Accounts Payable and Other Liabilities                                 $   35,302                   $   50,572
Tenant Security Deposits                                                    2,565                        2,982
Notes Payable                                                             405,770                      394,029
Line of Credit Advances                                                   170,082                      180,999
                                                               -------------------------    --------------------------

Total Liabilities                                                         613,719                      628,582
                                                               -------------------------    --------------------------

Commitments and Contingencies

Minority Interest                                                          66,571                       70,217
                                                               -------------------------    --------------------------

Stockholders' Equity:
Preferred Stock, Par Value $.01/share, 5,000,000 Shares
    Authorized, 4,800,000 Shares Designated as Series
    1997-A Convertible Preferred, 2,800,000 Shares
    Outstanding at September 30, 1999 and
    December 31, 1998                                                          28                           28

Common Stock, Par Value $.01/share, 95,000,000 Shares
    Authorized, 32,261,046 and 31,954,008 Shares
    Outstanding at September 30, 1999 and
    December 31, 1998, respectively                                           323                          319
Paid in Capital in Excess of Par                                          528,834                      524,957
Dividends Paid in Excess of Net Income                                   (123,341)                    (109,927)
                                                               -------------------------    --------------------------
Total Stockholders' Equity                                                405,844                      415,377
                                                               -------------------------    --------------------------

Total                                                                  $1,086,134                   $1,114,176
                                                               =========================    ==========================


See the Accompanying Notes

                                BURNHAM PACIFIC PROPERTIES, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          (UNAUDITED)


                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
REVENUES                                                       1999           1998            1999           1998
                                                         -------------- --------------  -------------- --------------
Rents                                                       $29,104        $34,112         $95,995        $95,650
Fee Income                                                    2,092            248           4,058            248
Interest and Other                                              355            179           1,002            633
                                                         -------------- --------------  -------------- --------------

Total Revenues                                               31,551         34,539         101,055         96,531
                                                         -------------- --------------  -------------- --------------

EXPENSES

Interest                                                      8,706          8,980          27,869         26,195
Rental Operating                                              8,897          9,374          27,812         26,222
General and Administrative                                    2,242          1,455           5,901          3,958
Restructuring Charge (Reversal)                               (147)              -           1,353              -
Abandoned Acquisition Costs                                       -              -             748              -
Costs Associated with Unsolicited Proposal and
    Litigation                                                1,797              -           2,672              -
Impairment Write-Offs                                         1,000              -           2,200              -
Depreciation and Amortization                                 6,670          7,741          20,795         20,922
                                                         -------------- --------------  -------------- --------------
Total Costs and Expenses                                     29,165         27,550          89,350         77,297
                                                         -------------- --------------  -------------- --------------
Income From Operations Before Income from
    Unconsolidated Subsidiaries, Minority Interest
    and Cumulative Effect of Change in Accounting
    Principle                                                 2,386          6,989          11,705         19,234
Income from Unconsolidated Subsidiaries                         204             32             646            160
Minority Interest                                            (1,567)        (1,327)         (3,950)        (3,652)
Gain on Sales of Real Estate                                  9,499              -           9,499              -
                                                         -------------- --------------  -------------- --------------
Net Income Before Cumulative Effect of Change in
    Accounting Principle                                     10,522          5,694          17,900         15,742
Cumulative Effect of Change in Accounting Principle               -              -          (1,866)             -
                                                         -------------- --------------  -------------- --------------
Net Income                                                  $10,522         $5,694         $16,034        $15,742
Dividends Paid to Preferred Stockholders                     (1,400)        (1,400)         (4,200)        (4,200)
                                                         -------------- --------------  -------------- --------------
Income Available to Common Stockholders                      $9,122         $4,294         $11,834        $11,542
                                                         ============== ==============  ============== ==============

BASIC EARNINGS PER SHARE:
Net Income Before Cumulative Effect of Change in
    Accounting Principle                                      $0.28          $0.13           $0.43          $0.40
Cumulative Effect of Change in Accounting Principle
                                                                  -              -           (0.06)             -
                                                         -------------- --------------  -------------- --------------
Net Income                                                    $0.28          $0.13           $0.37          $0.40
                                                         ============== ==============  ============== ==============

DILUTED EARNINGS PER SHARE:
Net Income Before Cumulative Effect of Change in              $0.28          $0.13           $0.43          $0.39
    Accounting Principle
Cumulative Effect of Change in Accounting Principle
                                                                  -              -           (0.06)             -
                                                         -------------- --------------  -------------- --------------
Net Income                                                    $0.28          $0.13           $0.37          $0.39
                                                         ============== ==============  ============== ==============
                                                                                                         (Continued)


                          BURNHAM PACIFIC PROPERTIES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME (cont'd)
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                              Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                             1999           1998            1999           1998
                                                         -------------- --------------  -------------- --------------
Pro Forma Amounts Assuming the Change in
    Accounting Principle is Applied Retroactively:
Net Income                                                  $10,522          $5,662        $16,034         $15,429
Net Income Per Share - Basic                                $  0.28          $ 0.13        $  0.37         $  0.39
Net Income Per Share - Diluted                              $  0.28          $ 0.13        $  0.37         $  0.38

                                                                                                       (Concluded)



See the Accompanying Notes

                            BURNHAM PACIFIC PROPERTIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (IN THOUSANDS)
                                     (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    1999                  1998
                                                                                 -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                          $ 16,034             $  15,742
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
  Depreciation and Amortization                                                       20,795                20,922
  Gain on Sale of Assets                                                              (9,499)                    -
  Impairment Write-offs                                                                2,200                     -
  Cumulative Effect of Change in Accounting Principle                                  1,866                     -
  Abandoned Acquisitions Costs                                                           748                     -
  Restructuring Charge                                                                   371                     -
  Provision for Bad Debt                                                                 627                   519
  Common Stock - Directors' Fees                                                         192                   256
  Stock Options - Compensation Expense                                                   201                   221
  Minority Interest                                                                    3,950                 3,652
  Income from Unconsolidated Subsidiaries                                               (646)                    -
Changes in Other Assets and Liabilities:
   Receivables and Other Assets                                                      (10,363)               (1,321)
   Accounts Payable and Other Liabilities                                            (20,541)                2,515
   Tenant Security Deposits                                                             (417)                  541
                                                                                 -----------          ------------
Net Cash Provided By Operating Activities                                              5,518                43,047
                                                                                 -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
   Capital Improvements                                                              (55,659)             (138,963)
Reimbursement of Development Costs                                                     7,450                     -
Proceeds from Sale of Assets                                                          44,726                13,182
Investment in Unconsolidated Subsidiaries                                             (1,153)                    -
                                                                                 -----------          ------------
Net Cash Used For Investing Activities                                                (4,636)             (125,781)
                                                                                 -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Line of Credit Agreements                                            17,000                76,030
Repayments Under Line of Credit Agreements                                           (27,917)              (83,000)
Principal Payments of Notes Payable                                                   (4,407)              (29,123)
Proceeds from Issuance of Notes Payable                                               30,945                38,925
Restricted Cash                                                                       (2,445)               (3,666)
Dividends Paid                                                                       (29,448)              (27,114)
Issuance of Stock-Net                                                                     43               113,101
Distributions Made to Minority Interest Holders                                       (4,437)               (3,923)
Payment for Minority Interest                                                              -                  (774)
                                                                                 -----------          ------------
Net Cash Provided by (Used For) Financing Activities                                 (20,666)               80,456
                                                                                 -----------          ------------

Net Decrease in Cash and Cash Equivalents                                            (19,784)               (2,278)
Cash and Cash Equivalents at Beginning Of Period                                      20,873                 6,841
                                                                                 -----------          ------------
Cash and Cash Equivalents at End Of Period                                          $  1,089             $   4,563
                                                                                 ===========          ============

                                                                                                       (Continued)

                                 BURNHAM PACIFIC PROPERTIES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D.)
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                          (IN THOUSANDS)
                                            (UNAUDITED)



                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    1999                  1998
                                                                                 -----------          ------------

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
Cash Paid During Nine Months For Interest                                           $ 31,792             $  29,638
                                                                                 -----------          ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

Notes Payable Assumed                                                               $      -             $  23,596
Operating Partnership Units Issued in Connection with
   Real Estate Acquisitions                                                                -                18,313
Liability due to Seller                                                                    -                 1,452
Cash Paid for Real Estate                                                                  -                13,532
                                                                                 -----------          ------------
Fair Value of Real Estate Acquired                                                  $      -             $  56,893
                                                                                 ===========          ============

                                                                                                       (Concluded)


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 30, 1999, DECEMBER 31, 1998, AND SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

         Common Dividends of approximately $ 8,467,000 ($0.2625 per share) were paid on September 30, 1999 to common stockholders of record on September 23, 1999.

         Preferred dividends of $1,400,000 were paid on September 30, 1999 to preferred stockholders.

         Accounts Receivable is net of an allowance for doubtful accounts of approximately $2,262,000 and $1,778,000 at September 30, 1999 and December 31, 1998.

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


                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                    1999            1998            1999           1998
                                                -------------- --------------  -------------- --------------
Numerator:
Net Income                                         $10,522         $ 5,694        $16,034         $15,742
Less:
Dividends Paid to Preferred Stockholders            (1,400)         (1,400)        (4,200)         (4,200)
                                                -------------- --------------  -------------- --------------
Income Available to Common
   Stockholders for Basic and Diluted
   Earnings Per Share                              $ 9,122         $ 4,294        $11,834         $11,542
                                                -------------- --------------  -------------- --------------
                                                -------------- --------------  -------------- --------------
Denominator:
Shares for Basic Earnings Per Share -
   weighted average shares outstanding              32,063          31,933         31,993          29,161
Effect of Dilutive Securities:
Stock Options                                           17             191             15             188
                                                -------------- --------------  -------------- --------------
Shares for Diluted Earnings Per Share               32,080          32,124         32,008          29,349
                                                -------------- --------------  -------------- --------------
                                                -------------- --------------  -------------- --------------

Basic Earnings Per Share                           $  0.28         $  0.13        $  0.37         $  0.40
                                                -------------- --------------  -------------- --------------
                                                -------------- --------------  -------------- --------------
Diluted Earnings Per Share                         $  0.28         $  0.13        $  0.37         $  0.39
                                                -------------- --------------  -------------- --------------
                                                -------------- --------------  -------------- --------------

          In 1999 and 1998, dividends and shares from conversion of Preferred Stock and minority interest expense and shares from the conversion of Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") units were excluded from the diluted earnings per share calculations because they were anti-dilutive.

3.       REAL ESTATE

         Real Estate is summarized as follows (in thousands):

                                                       September 30, 1999            December 31, 1998
                                                    --------------------------    -------------------------
Retail Centers                                                $  919,677                   $1,038,978
Retail Centers Under Development                                  75,451                       34,814
Office/Industrial Buildings                                       29,311                       57,876
Other                                                              3,401                        6,111
                                                     --------------------------    -------------------------
Total Real Estate                                              1,027,840                    1,137,779
Accumulated Depreciation                                         (63,586)                     (79,837)
                                                     --------------------------    -------------------------
Real Estate-Net                                               $  964,254                   $1,057,942
                                                     --------------------------    -------------------------
                                                     --------------------------    -------------------------


         On July 2, 1999, the Company sold its interest in four retail shopping centers for approximately $44,400,000, resulting in a gain of approximately $8,350,000. Proceeds were used to repay mortgage debt secured by the centers sold, reduce borrowings under the Company's $5,000,000 unsecured Revolving Credit Agreement with Union Bank and repay borrowings under the Company's Credit Facility with Nomura
         Asset Capital Corporation.

         On August 18, 1999, the Company sold its interest in a retail shopping center for approximately $3,500,000, resulting in a gain of approximately $1,149,000. Proceeds were used to repay borrowings under the Company's Credit Facility.

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

         On June 15, 1999, the Joint Venture obtained a $421,000,000 Credit Facility of which $171,000,000 is supported by the Joint Venture partners' commitment to contribute additional equity to the Joint Venture by December 31, 2000 and $250,000,000 is unsecured. The Joint Venture's Credit Facility bears interest at rates of Eurodollar plus 1.00% or prime for secured borrowings or Eurodollar plus 1.38% or prime for unsecured borrowings. At September 30, 1999, the average rate of interest on the Joint Venture's

         Credit Facility advances was approximately 6.5%. The secured facility is scheduled to mature in December 2000. The unsecured facility is scheduled to mature in June 2000.

         On June 15, 1999, the Joint Venture completed the acquisition of nine retail shopping centers contained in the first phase of the AMB Portfolio. The purchase price was approximately $207,400,000. The acquisition of the portfolio was financed primarily by $182,500,000 of borrowings under the Joint Venture's Credit Facility with the balance coming from CalPERS contributed capital. In connection with the closing of the first phase of the AMB Portfolio, the Company granted to CalPERS an option expiring June 30, 2000 to purchase 1 million shares of Common Stock of the Company at an exercise price of $15.375 per share. The value of the option as of the date of grant was estimated to be approximately $234,000 and was included in investment in unconsolidated subsidiaries on the consolidated balance sheet of the Company.

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

         On August 26, 1999, the Joint Venture completed the acquisition of a retail shopping center. The purchase price was approximately $17,600,000. The acquisition of the shopping center was financed primarily from CalPERS contributed capital.

         At September 30, 1999, the Company's equity interest in the Joint Venture was approximately 11.23%. The Company accounts for this investment using the equity method of accounting.

         On June 1, 1999, the operating agreement of the Company's Joint Venture with CalPERS, was amended to expand the permitted geographical scope of the Joint Venture's investments from the western United States to nationwide, in order to permit the acquisition of properties in the AMB Portfolio. In addition, effective June 1, 1999, a newly formed limited liability company, Burnham Pacific Employees LLC ("BP Employees LLC"), was appointed the Manager of BPP Retail, LLC. The Operating Partnership is the sole Managing Member of BP Employees LLC, and certain members of the Company's management ("Employee Members") hold non-managing membership interests in BP Employees LLC. Under the terms of the BPP Retail, LLC joint venture, the Manager of BPP Retail, LLC is entitled to an incentive distribution ("Incentive Distribution") calculated on an annual basis. The right to Incentive Distributions is based and contingent upon, among other things, appreciation in the value of the BPP Retail, LLC assets over a calculated threshold during each year. Under the terms of the BP Employees LLC limited liability company agreement, one-half of any Incentive Distribution received by BP Employees LLC will be distributed to the Operating Partnership and one-half will be distributed to the Employee Members.

         During the nine months ended September 30, 1999, the Company's Operating Partnership earned asset and property management, leasing and acquisition fees from the Joint Venture totaling approximately $3,964,000.

5.       SEGMENT INFORMATION

         The Company has two reportable segments: Retail Operating properties and Office/Industrial properties. The Company focuses its investments on retail shopping centers located in major metropolitan areas. As of September 30, 1999, the Company owns interests in 104 retail operating properties and has one retail project currently under development.

         The Company also owns interests in four office and industrial properties which it considers non-strategic and therefore does not allocate a material amount of Company resources to this segment (see
         Note 9). For the three months ended September 30, 1999 and 1998, there was no tenant of the Company that accounted for ten percent or more of the total revenues of the Company.

         The Company evaluates the performance of its assets within these segments based on the net operating income of the respective property. Net operating income is calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment is as follows (in thousands):



                                                                              Three Months Ended
                                                           ----------------------------------------------------------
                                                                              September 30, 1999
                                                           ----------------------------------------------------------
                                                               Retail               Office                Total
           Rental Revenues                                     $27,210               $1,894              $29,104
                                                           ---------------      ---------------     ----------------
                                                           ---------------      ---------------     ----------------
           Net Operating Income                                $20,626               $1,673              $22,299
                                                           ---------------      ---------------     ----------------
                                                           ---------------      ---------------     ----------------


                                                                              September 30, 1998
                                                           ----------------------------------------------------------
                                                               Retail               Office                Total
           Rental Revenues                                     $32,248               $1,864              $34,112
                                                           ---------------      ---------------     ----------------
                                                           ---------------      ---------------     ----------------
           Net Operating Income                                $23,327               $1,659              $24,986
                                                           ---------------      ---------------     ----------------
                                                           ---------------      ---------------     ----------------


                                                                               Nine Months Ended
                                                           ----------------------------------------------------------
                                                                              September 30, 1999
                                                           ----------------------------------------------------------
                                                               Retail               Office                Total
           Rental Revenues                                       $90,312               $5,683              $95,995
                                                           ---------------      ---------------     ----------------
                                                           ---------------      ---------------     ----------------
           Net Operating Income                                  $67,198               $5,043              $72,241
                                                           ---------------      ---------------     ----------------
                                                           ---------------      ---------------     ----------------



                                                                              September 30, 1998
                                                           ----------------------------------------------------------
                                                               Retail               Office                Total
           Rental Revenues                                       $90,012               $5,638              $95,650
                                                           ---------------      ---------------     ----------------
                                                           ---------------      ---------------     ----------------
           Net Operating Income                                  $64,666               $5,010              $69,676
                                                           ---------------      ---------------     ----------------
                                                           ---------------      ---------------     ----------------


                                                              September 30, 1999            December 31, 1998
                                                           -------------------------     -------------------------
           Retail Real Estate                                        $995,128                   $1,073,792
           Office Real Estate                                          29,311                       57,876
                                                           -------------------------     -------------------------
           Total Real Estate                                       $1,024,439                   $1,131,668
                                                           -------------------------     -------------------------
                                                           -------------------------     -------------------------


The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the periods presented (in thousands):


                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                   September 30,
                                                                 1999          1998              1999           1998
                                                               -------        -------          --------        -------
REVENUES:
Total Rental Revenues for Reportable Segments                  $29,104        $34,112          $ 95,995        $95,650
Fee Income                                                       2,092            248             4,058            248
Interest Revenue                                                   355            179             1,002            633
                                                               -------        -------          --------        -------
   TOTAL CONSOLIDATED REVENUES                                 $31,551        $34,539          $101,055        $96,531
                                                               =======        =======          ========        =======

NET OPERATING INCOME:
                                                               -------        -------          --------        -------
Total Net Operating Income for Reportable Segments             $22,299        $24,986          $ 72,241        $69,676
                                                               -------        -------          --------        -------
Additions:
   Interest and Other Revenue                                      355            179             1,002            633
   Restructuring Charge Reversal                                   147              -                 -              -
   Income from Unconsolidated Subsidiaries                         204             32               646            160
   Gain on Sales of Real Estate                                  9,499              -             9,499              -
                                                               -------        -------          --------        -------
Total Additions                                                 10,205            211            11,147            793
                                                               -------        -------          --------        -------
Deductions:
   Interest Expense                                              8,706          8,980            27,869         26,195
   General and Administrative Expenses                           2,242          1,455             5,901          3,958
   Restructuring Charge                                              -              -             1,353              -
   Abandoned Acquisition Costs                                       -              -               748              -
   Costs Associated with Unsolicited Proposal and
      Litigation                                                 1,797              -             2,672              -
   Impairment Write-offs                                         1,000              -             2,200              -
   Depreciation and Amortization                                 6,670          7,741            20,795         20,922
   Minority Interest                                             1,567          1,327             3,950          3,652
                                                               -------        -------          --------        -------
Total Deductions                                                21,982         19,503            65,488         54,727
                                                               -------        -------          --------        -------

Net Income Before Cumulative Effect of Change
   in Accounting Principle                                     $10,522         $5,694           $17,900        $15,742
Cumulative Effect of Change in Accounting Principle                  -              -            (1,866)             -
                                                               -------        -------          --------        -------
Net Income                                                     $10,522         $5,694          $ 16,034        $15,742
                                                               =======        =======          ========        =======


         The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at September 30, 1999 and December 31, 1998 (in thousands):


                                                               September 30, 1999            December 31, 1998
                                                           -------------------------     -------------------------
           Total Real Estate for Reportable Segments               $1,024,439                    $1,131,668
           Other Real Estate                                            3,401                         6,111
                                                           -------------------------     -------------------------
           Total Real Estate                                       $1,027,840                    $1,137,779
           Accumulated Depreciation                                  (63,586)                      (79,837)
                                                           -------------------------     -------------------------
           Real Estate, Net                                           964,254                     1,057,942
           Other Assets                                               121,880                        56,234
                                                           -------------------------     -------------------------
           Consolidated Assets                                     $1,086,134                    $1,114,176
                                                           =========================     =========================


         Other real estate includes assets related to the corporate offices of the Company, which are not included in segment information.

6.       RESTRUCTURING

         On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third party providers. The Company estimated and recorded in the first quarter of 1999 a restructuring charge of $1,500,000. This outsourcing is expected to benefit the Company in several ways. First, it enables the Company to more efficiently enter and exit selected markets and assets as opportunities present themselves. This ability is key to the Company's focus on maximizing the return on invested capital. Secondly, it allows the Company to establish strategic relationships with national property management companies as well as local providers. These relationships should benefit the Company with increased opportunities and improved services. Third, it allows the management team to focus more time on value-added activities that will more directly impact the bottom line. The outsourcing resulted in an approximately 26 percent reduction in the Company's workforce and the closure of three of its property management offices. The anticipated monthly recurring costs of outsourcing to third party providers are approximately the same as the current recurring internal costs ($250,000).

         The restructuring charge is primarily attributable to personnel related costs for the employees subject to the restructuring, and the costs associated with reducing and eliminating offices, furniture and equipment. The personnel related costs include severance benefits, the Company's portion of related payroll taxes, insurance and 401(k) match. During the week of March 22, 1999, all 37 employees in the Company's property management department were notified of the terms of their benefits package. The personnel related costs comprise approximately one-half ($750,000) of the total reserve.

         The costs attributable to reducing and eliminating offices include lease termination fees, rental losses for vacated office spaces (offset by sub-leases) and tenant improvements and design fees attributable to abandoned office space. The costs attributable to reducing and eliminating offices comprise approximately one-third ($500,000) of the total reserve. The costs associated with reducing and eliminating furniture and equipment include the write-off of the net book value of the furniture and equipment for the terminated employees to the extent that these assets could not be redeployed in other functional areas of the Company. The costs attributable to eliminating the furniture and equipment are approximately one-sixth ($250,000) of the total reserve.

         During the quarter ended September 30, 1999, the Company completed the hiring of its third party providers, its planned reduction in workforce and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of reserve during the quarter ended September 30, 1999. The remaining reserve for personnel related costs ($30,000) represents funds needed for consultants hired to assist with the transition to third party managers. The remaining reserve for office closures ($341,000) represents future obligated lease payments for corporate offices which were closed, offset by future receipts for sub-leases entered into with the Company for the related closed office spaces. The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it and the portion of the reserve reversed as of September 30, 1999:


                                                                                                          Restructuring
                                                 Original                                                    Reserve
                                              Restructuring       Expenditures          Reserve           September 30,
                                                 Reserve             Applied            Reversed               1999
                                              ---------------    ----------------    ---------------     ----------------
Personnel Related Costs                         $  750,000         $ (600,000)         $(120,000)             $ 30,000
Office Closures                                    500,000           (259,000)            100,000              341,000
Write-off of Furniture and Equipment               250,000           (123,000)          (127,000)                    -
                                              ---------------    ----------------    ---------------     ----------------

Total                                           $1,500,000         $ (982,000)         $(147,000)             $371,000
                                              ===============    ================    ===============     ================


7.       COSTS ASSOCIATED WITH UNSOLICITED PROPOSAL AND LITIGATION

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

         On June 21, 1999, the Company announced that it had retained Goldman, Sachs & Co. to assist the Company in evaluating the acquisition proposal from Schottenstein and its affiliates. Also on June 19, 1999, the Company's Board of Directors adopted a Shareholder Rights Agreement (the "Rights Agreement") to help ensure that the Company's shareholders receive fair and equal treatment in the event of any proposed acquisition of the Company.

         On July 14, 1999, the Company responded to a letter from Schottenstein dated July 12, 1999, in which Schottenstein increased its contingent offer to $13.50 per share. In its response, the Company assured Schottenstein that the Board of Directors had been seriously evaluating the Schottenstein offer and its revised offer, and that the Board of Directors remains committed to acting in the best interests of all of the Company's shareholders. The Company also stated that a representative of the Company would contact Schottenstein or its financial advisor once the Board of Directors was in a position to make an informed response to the Schottenstein proposal. The letter from the Company also indicated that its financial advisor, Goldman, Sachs & Co., had been in contact with Schottenstein's financial advisor, had offered to meet with them and had communicated to them that the Company was seriously evaluating the Schottenstein proposal.

         On July 23, 1999, after an extensive evaluation of the Schottenstein proposal and after receiving advice from Goldman, Sachs & Co., the Company's Board of Directors concluded that it would not be in the best interests of the Company's Common

         Shareholders to accept the proposal and unanimously voted to reject Schottenstein's conditional and unsolicited proposal to purchase the outstanding stock of the Company and the outstanding units of the Company's Operating Partnership. Nevertheless, so long as this proposal is outstanding, the Company will remain uncertain about its ability to implement its current business plan and about its future generally. This uncertainty may harm the Company's business and may result in the loss of business opportunities that may be otherwise pursued. Although the Company has entered into various arrangements intended to preserve the attention and dedication of its employees, including members of its senior management, as described below, the Company's management team may be distracted from the day-to-day operations of its business as a result of such uncertainty and some may decide to leave their employment with the Company. The loss of their services and their distraction could have a material adverse effect on the Company's operations. In addition, the Company is incurring (and may continue to incur) significant costs for financial advisory, legal and other consulting services expended in evaluating and responding to this proposal and its consequences. As of September 30, 1999, the Company incurred approximately $2,672,000 of these related costs and expects to incur significant additional costs prior to the end of 1999.

         On June 19, 1999, the Company adopted an Executive Severance Plan, a Management Severance Plan and a Rank and File Severance Plan. These plans, as subsequently amended as of July 23, 1999 (collectively, the "Plans"), are intended to reinforce and encourage the continued attention and dedication of the Company's employees to their assigned duties, as well as assist the Company in recruiting new employees, notwithstanding the possibility, threat or occurrence of a change in control of the Company. The Company believes that the possibility or threat of a change in control inevitably creates distractions, risks and uncertainties for its executives and other employees. Since the Company considers it essential to the best interests of its shareholders to foster the continuous employment of key management and other personnel, and since the Company did not have any employment or other severance agreements with any of its executives or employees that could have served such function, the Company believes that the adoption of the Plans was an appropriate mechanism by which to promote an environment in which its executives and employees may continue performing their duties without distraction.

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

         Effective as of August 1, 1999, the Company entered into Phantom Shares Agreements (the "Phantom Agreements") with the Senior Executives. The Phantom Share Awards (the "Phantom Awards") granted pursuant to the Phantom Agreements, as subsequently amended as of November 11, 1999, are used solely as a device for the measurement and determination of certain amounts to be paid to the executive in lieu of granting additional equity interests. In general, the Phantom Awards as amended vest upon a Change of Control (as defined in the Phantom Agreements), or upon the death or disability of the Senior Executive. At vesting, the Company must redeem the Phantom Awards at a price per award equal to the fair market value of one share of the Company's common stock as of the vesting date. In addition, on November 11, 1999, 66,667 shares of Phantom Awards were rescinded, which brings the total adjusted number of Phantom Shares granted and outstanding to 479,259 (See Note 9).

         The above descriptions of the Rights Agreement, the Plans, the Severance Agreements and the Phantom Agreements are not complete and are qualified in their entirety by reference to such documents, all of which have been filed as exhibits to reports of the Company on Form 8-K or herewith as it relates to amendments to the Phantom Agreements.

         On November 12, 1999, the Company announced that the Board of Directors had instructed management and Goldman, Sachs & Co. to expand the scope of their activities to include actively pursuing a full range of strategic alternatives in order to maximize shareholder value. Separately, the Company has commenced the active marketing of certain properties to provide the Company with additional liquidity and financial flexibility.

8.       SECURITIES

         At September 30, 1999, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

         During the three months ended September 30, 1999, 290,196 units of the Operating Partnership, of which the Company is the general partner, were tendered for redemption by the holders thereof and the Company issued 290,196 shares of common stock in exchange therefor.

9.       SUBSEQUENT EVENTS

         On October 28, 1999, the Company sold its interest in an office building for approximately $19,250,000, resulting in a gain on sale of approximately $71,000. During the second quarter of 1999, the Company took a one-time impairment write-down of $1,200,000 in anticipation of this sale. Proceeds were used to repay mortgage debt secured by the office building and repay borrowings under the Company's Credit Facility. In connection with the sale the Company received a lease termination payment of approximately $1,500,000. At September 30, 1999, the adjusted net book value of this asset is reflected as "Real
         Estate Held for Sale" on the consolidated balance sheet.

         Subsequent to September 30, 1999, the Company entered into a letter of intent to sell its interest in the Marcoa office building. The Company expects to receive approximately $2,750,000, which will be used to reduce borrowings under the Company's Senior bank debt. As a result, the Company took a one-time impairment write-down of $1,000,000 during the third quarter of 1999. The net book value of the office building prior to the write-down was approximately $3,660,000. The Marcoa building's net operating income for the three month and nine month periods ended September 30, 1999 was $169,000 and $508,000, respectively. At September 30, 1999, the adjusted net book value of this asset is reflected as "Real Estate Held for Sale" on the consolidated balance sheet.

         The Company is in the process of negotiating with an institutional lender for a new credit facility (the "Replacement Facility") that would replace the existing Credit Facility as well as provide the Company with additional working capital availability. It is expected that the Replacement Facility will be secured by certain assets of the Company and its subsidiaries, including 24 properties, and will bear interest at a higher rate than the existing Credit Facility. Management of the Company believes that the process for implementing the Replacement Facility can be completed prior to the maturity date of the existing Credit Facility. However, the Replacement Facility may not be in place prior to such maturity date. The lender under the proposed Replacement Facility may not be in place prior to such maturity date. The lender under the proposed Replacement Facility is not obligated to enter into it and it is subject to numerous closing conditions, including a requirement that the mortgages and other security interests in favor of the lender be in place. Therefore, no assurance can be given as to when the Replacement Facility will be available, if at all.

         To date, the lender under the existing Credit Facility has been unwilling to grant any extension of that facility beyond its current maturity date. Absent such an extension, the failure of the Company to repay its obligations under the existing Credit Facility in full on November 18, 1999 would give rise to a default under that facility. In addition to any other remedies that the lender may have against the Company, including the right to foreclose on the collateral, the interest rate payable on the amounts outstanding under the Credit Facility would increase by five percentage points. Moreover, such a default would constitute a cross-default under other existing credit arrangements to which the Company and/or its subsidiaries are parties. No assurances can be given regarding the availability or terms of additional capital for the Company in the future and no assurances can be given regarding the Company's ability to successfully refinance or extend the maturity of existing indebtedness. If the Company is unable to obtain an extension of the maturity of the existing Credit Facility, is unable to successfully refinance its existing indebtedness, or is unable to secure additional sources of financing in the future, no assurance can be given that the Company will be able to meet its financial obligations as they come due without the substantial disposition of assets, restructuring of debt, externally forced revisions of its operations or similar actions. Additionally, no assurances can be given that the lack of future financing would not have a material adverse effect on the Company's financial condition and results of operations.

         As described in Note 7, on November 11, 1999, the Company's Board of Directors and its executive officers agreed to amend the Phantom Stock Agreement to discontinue the annual vesting and dividend payment. These changes will reverse the previously reported dilutive impact on earnings. In addition, 66,667 shares of Phantom Awards were rescinded. For the agreements which remained in effect, vesting will remain in the event of a Change of Control transaction as defined in the agreement, or the death or disability of the Senior Executives.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the footnotes to the Company's consolidated financial statements, contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "plan," and other similar expressions in this Form 10-Q, that predict or indicate future events or trends or that do not relate to historical matters. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. In addition, information concerning the following are forward-looking statements:

        - the completion, and the timing and cost of completion, of properties under development or redevelopment;
        -  the timing of lease-up and occupancy of properties;
        -  the availability and timing of financing;
        -  cost, yield and earnings estimates; and
        -  the timing and effectiveness of Year 2000 compliance.

Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements were disclosed in the Company's Registration Statement on Form S-3 that was filed with the SEC on August 13, 1999. The risk factors disclosed in that Form S-3, as well as any supplements or modifications to that information that are contained in filings made with the SEC after August 13, 1999, are hereby incorporated by reference. The risk factors contained in that Form S-3 may not be exhaustive. Therefore, the information in that Form S-3 should be read together with other reports and documents that are filed by the Company with the SEC from time to time, including this quarterly report on Form 10-Q, which may supplement, modify, supersede or update those risk factors. Updated information concerning certain risk factors would include the following:

        - Debt and equity financing for the Company's business, including the development and redevelopment of the Company's properties, may not be available, or may not be available on favorable terms. In this connection, the Company's existing Credit Facility with Nomura Asset Capital Corporation matures on November 18, 1999. The
           Company may encounter problems in attempting to replace this indebtedness prior to or after that date, on favorable terms or at all. Because the Company needs to make distributions to its stockholders to qualify as a REIT, the Company may need to borrow the funds necessary to make such distributions; however, the Company may be unable to borrow such funds on favorable terms or at all. See "Material Changes in Financial Conditions-September
           30, 1999 compared to December 31, 1998."

        - Because the Company borrows money to pay for the acquisition, development, redevelopment and operation of properties and for other general corporate purposes, if it is unable to replace its existing Credit Facility on favorable terms or at all, it may be unable to grow its asset base at rates consistent with its prior operating history.

        - The Company may experience delays in developing or redeveloping its properties, and such delays may adversely affect its ability to lease those properties on schedule. Certain delays during the third quarter of 1999 resulted in vacancies and the corresponding loss of rental revenue. If this trend continues, the Company will continue to generate less rental revenue than would otherwise be possible or than the Company expects.

        - The Company and its tenants and suppliers may experience unanticipated delays or expenses in achieving Year 2000 readiness.

The Company's unaudited consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 1998 and the notes included in the Company's annual report on Form 10-K should be read in conjunction with the following discussion.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three months ended September 30, 1999 compared to September 30, 1998:

Income Available to Common Stockholders for the three months ended September 30, 1999 totaled $9,122,000 as compared with $4,294,000 for the third quarter of 1998. Income Available to Common Stockholders for the 1999 three- month period was favorably impacted by a gain on sales of real estate of $9,499,000 and unfavorably impacted by an impairment write-off in the amount of $1,000,000 related to the prospective sale of an office building and by costs of $1,800,000 associated with the unsolicited proposal from Schottenstein stores.

Total Revenues decreased $2,988,000 to $31,551,000 in the 1999 quarter from $34,539,000 in the 1998 quarter. This decrease is primarily the result of asset sales and property contributions to BPP Retail, LLC, the Company's co-investment entity with CalPERS, which together reduced revenues by approximately $4,145,000, and a decrease in lease termination fees of $1,800,000. These decreases in revenues were offset by an increase in fee income from BPP Retail, LLC in the amount of $1,844,000, and the acquisition of four shopping centers during the third quarter of 1998.

Total Costs and Expenses increased approximately $1,615,000 during the three months ended September 30, 1999 as compared to the same period of 1998, partially due to the aforementioned costs associated with an unsolicited proposal and litigation in the amount of $1,800,000, and the impairment write-off of $1,000,000. Rental Operating Expenses decreased approximately $477,000, Interest Expense decreased approximately $274,000 and Depreciation and Amortization decreased approximately $1,071,000 as a result of the shopping centers sold during 1999 and the centers contributed to BPP Retail, LLC. General and Administrative Expenses increased approximately $787,000 as a reuslt of the growth of BPP Retail, LLC.

Income From Unconsolidated Subsidiaries increased approximately $172,000 in 1999 as compared to the same three-month period of 1998, as a result of the Company's investment in BPP Retail, LLC.

As indicated above, the Company's results for the three months ended September 30, 1999 were negatively impacted by asset sales, decreases in lease termination fees, and continued delays in new store openings. In addition, same-center performance for the 1999 quarter was essentially unchanged from the 1999 second quarter. The Company anticipates that these factors will continue to affect its results in the fourth quarter of 1999 and in 2000, and that results will also be adversely affected by increased borrowing costs. See "Material Changes in Financial Condition--September 30, 1999 compared to December 31, 1998."

Nine months ended September 30, 1999 compared to September 30, 1998:

Income Available to Common Stockholders for the nine-months ended September 30, 1999 totaled $11,834,000 as compared to $11,542,000 for the first nine months of 1998. Income Available to Common Stockholders for the 1999 nine-month period was favorably impacted by a gain on sales of real estate of $9,499,000 and unfavorably impacted by the following charges: impairment write-offs totaling $2,200,000; costs associated with an unsolicited proposal and litigation totaling $2,672,000; a $1,353,000 restructuring charge; abandoned acquisition costs of $748,000; and $1,866,000 recognized as the cumulative effect of a change in accounting principle.

Revenues in 1999 increased approximately $4,524,000 as compared to the same period of 1998 as a result of an increase in Fee Income in the amount of $3,810,000 related to BPP Retail, LLC and an increase in rental revenues as a result of the acquisition of shopping centers during 1998. These increases were partially offset by a decrease in lease termination fees of approximately $2,200,000 and a decrease in revenues due to the 1999 disposition of properties and the contribution of properties into BPP Retail, LLC.

Total Costs and Expenses increased approximately $12,053,000 during the nine months ended September 30, 1999 as compared to the same period of 1998. A portion of this increase is attributable to the aforementioned charges for: impairment write-offs totaling $2,200,000; costs associated with an unsolicited proposal and litigation totaling $2,672,000; a restructuring charge of $1,353,000; and abandoned acquisition costs of $748,000. Increases in Interest Expense of $1,674,000, Rental Operating Expenses of $1,590,000, and General and Administrative Expenses of $1,943,000 were related primarily to acquisitions during 1998 and growth in BPP Retail, LLC, during 1999, offset partially by properties sold in 1999 and properties contributed to BPP Retail, LLC.

Income From Unconsolidated Subsidiaries increased approximately $486,000 in 1999 as compared to the same nine-month period of 1998 as a result of the Company's investment in BPP Retail, LLC.

During the nine months ended September 30, 1999, the Company recorded a $1,866,000 cumulative effect of a change in accounting principle. In April 1998, the American Institute of Certified Public Accountants issued Statement of Positions ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". This SOP requires that entities expense the costs of start-up activities and organization costs incurred and was effective for fiscal years beginning after December 15, 1998. The Company implemented SOP 98-5 in the first quarter of 1999. The adoption of SOP 98-5 is reported as a cumulative effect of change in accounting principle and represents start-up and organization costs previously carried and amortized as other assets. These costs of approximately $1,866,000 represent unamortized costs related primarily to the Company becoming self-advised in 1991, the conversion to an "UPREIT" Structure in 1997 and the formation of its joint venture with CalPERS during 1998.

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

On June 21, 1999, the Company announced that it had retained Goldman, Sachs & Co. to assist the Company in evaluating the acquisition proposal from Schottenstein and its affiliates. Also on June 19, 1999, the Company's Board of Directors adopted a Shareholder Rights Agreement (the "Rights Agreement") to help ensure that the Company's shareholders receive fair and equal treatment in the event of any proposed acquisition of the Company.

On July 14, 1999, the Company responded to a letter from Schottenstein dated July 12, 1999, in which Schottenstein increased its contingent offer to $13.50 per share. In its response, the Company assured Schottenstein that the Board of Directors had been seriously evaluating the Schottenstein offer and its revised offer, and that the Board of Directors remains committed to acting in the best interests of all of the Company's shareholders. The Company also stated that a representative of the Company would contact Schottenstein or its financial advisor once the Board of Directors was in a position to make an informed response to the Schottenstein proposal. The letter from the Company also indicated that its financial advisor, Goldman, Sachs & Co., had been in contact with Schottenstein's financial advisor, had offered to meet with them and had communicated to them that the Company was seriously evaluating the Schottenstein proposal.

On July 23, 1999, after an extensive evaluation of the Schottenstein proposal and after receiving advice from Goldman, Sachs & Co., the Company's Board of Directors concluded that it would not be in the best interests of the Company's Common Shareholders to accept the proposal and unanimously voted to reject Schottenstein's conditional and unsolicited proposal to purchase the outstanding stock of the Company and the outstanding units of the Company's Operating Partnership. Nevertheless, so long as this proposal is outstanding, the Company will remain uncertain about its ability to implement its current business plan and about its future generally. This uncertainty may harm the Company's business and may result in the loss of business opportunities that may be otherwise pursued. Although the Company has entered into various arrangements intended to preserve the attention and dedication of its employees, including members of its senior management, as described below, the Company's management team may be distracted from the day-to-day operations of its business as a result of such uncertainty and some may decide to leave their employment with the Company. The loss of their services and their distraction could have a material adverse effect on the Company's operations. In addition, the Company is incurring (and may continue to incur) significant costs for financial advisory, legal and other consulting services in exploring its strategic alternatives. As of September 30, 1999, the Company incurred approximately $2,672,000 of these related costs and expects to incur significant additional costs prior to the end of 1999.

On June 19, 1999, the Company adopted an Executive Severance Plan, a Management Severance Plan and a Rank and File Severance Plan. These plans, as subsequently amended as of July 23, 1999 (collectively, the "Plans"), are intended to reinforce and encourage the continued attention and dedication of the Company's employees to their assigned duties, as well as assist the Company in recruiting new employees, notwithstanding the possibility, threat or occurrence of a change in control of the Company. The Company believes that the possibility or threat of a change in control inevitably creates distractions, risks and uncertainties for its executives and other employees. Since the Company considers it essential to the best interests of its shareholders to foster the continuous employment of key management and other personnel, and since the Company did not have any employment or other severance agreements with any of its executives or employees that could have served such function, the Company believes that the adoption of the Plans was an adequate mechanism by which to promote an environment in which its executives and employees may continue performing their duties without distraction.

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

Effective as of August 1, 1999, the Company entered into Phantom Shares Agreements (the "Phantom Agreements") with the Senior Executives. The Phantom Share Awards (the "Phantom Awards") granted pursuant to the Phantom Agreements, as subsequently amended as of November 11, 1999, are used solely as a device for the measurement and determination of certain amounts to be paid to the executive in lieu of granting additional equity interests. In general, the Phantom Awards as amended vest upon a Change of Control (as defined in the Phantom Agreements), or upon the death or disability of the Senior Executive. At vesting, the Company must redeem the Phantom Awards at a price per award equal to the fair market value of one share of the Company's common stock as of the vesting date. In addition, on November 11, 1999, 66,667 shares of Phantom Awards were rescinded, which brings the total adjusted number of Phantom Shares granted and outstanding to 479,259.

The above descriptions of the Rights Agreement, the Plans, the Severance Agreements and the Phantom Agreements are not complete and are qualified in their entirety by reference to such documents, all of which have been filed as exhibits to reports of the Company on Form 8-K or herewith as it relates to amendments to the Phantom Agreements.

On November 12, 1999, the Company announced that the Board of Directors had instructed management and Goldman, Sachs & Co. to expand the scope of their activities to include actively pursuing a full range of strategic alternatives in order to maximize shareholder value. Separately, the Company has commenced the active marketing of certain properties to provide the Company with additional liquidity and financial flexibility.

Sales of Real Estate and Impairment Write-Offs:

On July 2, 1999, the Company sold its interest in four retail shopping centers for approximately $44,400,000, resulting in a gain of approximately $8,350,000. Proceeds were used to repay mortgage debt secured by the centers sold, reduce borrowings under the Company's $5,000,000 unsecured Revolving Credit Agreement with Union Bank and repay borrowings under the Company's Credit Facility with Nomura Asset Capital Corporation.

On August 18, 1999, the Company sold its interest in a retail shopping center for approximately $3,500,000, resulting in a gain of approximately $1,149,000. Proceeds were used to repay borrowings under the Company's Credit Facility.

On October 28, 1999, the Company sold its interest in an office building for approximately $19,250,000, resulting in a gain on sale of approximately $71,000. During the second quarter of 1999, the Company took a one-time impairment write-down of $1,200,000 in anticipation of this sale. Proceeds were used to repay mortgage debt secured by the office building and repay borrowings under the Company's Credit Facility. In connection with the sale the Company received a lease termination payment of approximately $1,500,000. At September 30, 1999, the adjusted net book value of this asset is reflected as "Real Estate Held for Sale" on the consolidated balance sheet.

Subsequent to September 30, 1999, the Company has entered into a letter of intent to sell its interest in the Marcoa office building. The Company expects to receive sales proceeds of approximately $2,750,000, which will be used to reduce the Company's senior bank debt. As a result, the Company took a one-time impairment write-down of $1,000,000 during the third quarter of 1999. The net book value of the office building prior to the write-down was approximately $3,660,000. The Marcoa building's net operating income for the three month and nine month periods ended September 30, 1999 was $169,000 and $508,000, respectively. At September 30, 1999, the adjusted net book value of this asset is reflected as "Real Estate Held for Sale" on the consolidated balance sheet.

Restructuring Charge:

On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third party providers. The Company estimated and recorded in the first quarter of 1999 a restructuring charge of $1,500,000. This outsourcing is expected to benefit the Company in several ways. First, it enables the Company to more efficiently enter and exit selected markets and assets as opportunities present themselves. This ability is key to the Company's focus on maximizing the return on invested capital. Secondly, it allows the Company to establish strategic relationships with national property management companies as well as local providers. These relationships should benefit the Company with increased opportunities and improved services. Third, it allows the management team to focus more time on value-added activities that will more directly impact the bottom line. The outsourcing resulted in an approximately 26 percent reduction in the Company's workforce and the closure of three of its property management offices. The anticipated monthly recurring costs of outsourcing to third party providers are approximately the same as the current recurring internal costs ($250,000).

The restructuring charge is primarily attributable to personnel related costs for the employees subject to the restructuring, and the costs associated with reducing and eliminating offices, furniture and equipment. The personnel related costs include severance benefits, the Company's portion of related payroll taxes, insurance and 401(k) match. During the week of March 22, 1999, all 37 employees in the Company's property management department were notified of the terms of their benefits package. The personnel related costs comprise approximately one-half ($750,000) of the total reserve.

The costs attributable to reducing and eliminating offices include lease termination fees, rental losses for vacated office spaces (offset by sub-leases) and tenant improvements and design fees attributable to abandoned office space. The costs attributable to reducing and eliminating offices comprise approximately one-third ($500,000) of the total reserve. The costs associated with reducing and eliminating furniture and equipment include the write-off of the net book value of the furniture and equipment for the terminated employees to the extent that these assets could not be redeployed in other functional areas of the Company. The costs attributable to eliminating the furniture and equipment are approximately one-sixth ($250,000) of the total reserve.

During the quarter ended September 30, 1999, the Company completed the hiring of its third party providers, its planned reduction in workforce and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of the reserve during the quarter ended September 30, 1999. The remaining reserve for personnel related costs ($30,000) represents funds needed for consultants hired to assist with the transition to third party managers. The remaining reserve for office closures ($341,000) represents future obligated lease payments for corporate offices which were closed, offset by future receipts for sub-leases entered into with the Company for the related closed office spaces. The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it and the portion of the reserve reversed as of September 30, 1999:

                                                 Original                                                 Restructuring
                                              Restructuring       Expenditures          Reserve              Reserve
                                                 Reserve             Applied            Reversed          September 30,
                                                                                                              1999
                                              ---------------    ----------------    ---------------     ----------------
Personnel Related Costs                          $ 750,000         $ (600,000)         $(120,000)              $30,000
Office Closures                                    500,000           (259,000)           100,000               341,000
Write-off of Furniture and Equipment               250,000           (123,000)          (127,000)                    -
                                              ---------------    ----------------    ---------------     ----------------

Total                                           $1,500,000          $(982,000)         $(147,000)             $371,000
                                              ===============    ================    ===============     ================

Abandoned Acquisition Costs:

As noted above, during the three months ended March 31, 1999, the Company recorded a $748,000 charge related to the abandonment of transactions in process prior to the AMB portfolio acquisition.

FUNDS FROM OPERATIONS
September 30, 1999 and 1998:

The Company considers Funds from Operations ("FFO") to be a relevant supplemental measure of the performance of an equity REIT because such measure does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income producing real estate, which historically has not depreciated. Consistent with the standards established in the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995, the Company defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales of property and non-recurring items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions, needed capital replacements or expansions, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and information included elsewhere in this report.

For the three months ended September 30, 1999, FFO on a fully diluted basis was $8,904,000 as compared to $14,092,000 for the same period in 1998. Diluted FFO for the third quarter of 1999 does not assume the conversion of the Company's convertible preferred stock and other common stock equivalents because such conversion would be accretive to the Company. The remaining decrease is a result of asset dispositions, asset contributions to BPP Retail, LLC, a decrease in lease termination fees, and an increase in general and administrative expenses, offset by fee income earned by BPP Retail, LLC. For the nine months ended September 30, 1999, diluted FFO increased $998,000 as compared to the same period in 1998, primarily as a result of fee income earned from BPP Retail, LLC and the acquisition of properties in 1998, offset by asset dispositions, an increase in general and administrative expense, and a decrease in lease termination fees.

The calculation of FFO for the respective periods is as follows (in thousands):

                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                         -----------------------------  -----------------------------
                                                             1999           1998            1999           1998
                                                         -------------- --------------  -------------- --------------
Income Available to Common Stockholders                     $9,122         $4,294         $11,834        $11,542
  Adjustments:
Depreciation and Amortization of Real Estate and
    Tenant Improvements                                      6,631          7,071          20,339         19,271
Cumulative Effect of Change in Accounting Principle              -              -           1,866              -
Restructuring Charge                                          (147)             -           1,353              -
Abandoned Acquisitions Costs                                     -              -             748              -
Costs Associated with Unsolicited Proposal and
    Litigation                                               1,797              -           2,672              -
Impairment Write-offs                                        1,000              -           2,200              -
Gain on Sales of Real Estate                                (9,499)             -          (9,499)             -
                                                         -------------- --------------  -------------- --------------
Funds from Operations-Basic                                 $8,904        $11,365         $31,513        $30,813
Effect of Dilutive Securities:
    Operating Partnership Units                                  -          1,327           3,950          3,652
    Convertible Preferred Stock                                  -          1,400           4,200          4,200
                                                         -------------- --------------  -------------- --------------
Funds from Operations-Dilutive                              $8,904        $14,092         $39,663        $38,665
                                                         ============== ==============  ============== ==============

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

As described elsewhere, the restructuring charge related to the Company's decision to outsource its internal property management function to third-party providers. The Company has traditionally provided all functions necessary to run the business from internal sources. The Company previously believed that a fully integrated company could operate more efficiently than a company that relies on third party providers. Due to the Company's plans for growth, the philosophy has changed. The Company believes that outsourcing property management helps the Company be more efficient than having internal property management. The restructuring plan requires the complete and one-time elimination of the Company's property management function. The costs incurred to complete the restructuring plan will not recur in future periods.

The abandoned acquisition costs relate to costs associated with projects that the Company had to abandon in connection with its committing to the AMB transactions and entering into a joint venture agreement with CalPERS. These costs are unusual since the Company does not normally expend such costs until it is reasonably assured that the associated properties will be acquired. Also, these costs are nonrecurring since these costs will no longer be incurred by the Company, but will be incurred by BPP Retail, LLC (the "Joint Venture").

MATERIAL CHANGES IN FINANCIAL CONDITION
September 30, 1999 compared to December 31, 1998:

At September 30, 1999 and December 31, 1998, approximately $6,327,000 and $5,567,000, respectively, of straight-lined rent escalations and free rent are included in other assets.

The Company has a $205,000,000 Credit Facility with Nomura Asset Capital Corporation of which $135,000,000 is secured or to be secured by mortgages on various of the Company's properties and $70,000,000 is unsecured. The Credit Facility bears interest at rates of LIBOR (London Inter-Bank Offer Rate) plus 1.40% for secured borrowings or LIBOR plus 1.50% for unsecured borrowings. At September 30, 1999 and December 31, 1998, the weighted average rate of interest on line of credit advances was approximately 6.84% and 7.07%, respectively. The Credit Facility is scheduled to mature on November 18, 1999. At September 30, 1999, borrowings of approximately $100,100,000 were outstanding under the secured portion of the Credit Facility and $69,982,000 were outstanding under the unsecured portion. The lender has notified the Company that, due to a change in strategic focus, it intends to liquidate its line of credit business in 1999 and, therefore, would not entertain a request to renew the Credit Facility at maturity. The Company intends to refinance the Credit Facility with another lender prior to the maturity date.

The Company is in the process of negotiating with an institutional lender for a new credit facility (the "Replacement Facility") that would replace the existing Credit Facility as well as provide the Company with additional working capital availability. It is expected that the Replacement Facility will be secured by certain assets of the Company and its subsidiaries, including 24 properties, and will bear interest at a higher rate than the existing Credit Facility. Management of the Company believes that the process for implementing the Replacement Facility can be completed prior to the maturity date of the existing Credit Facility. However, the Replacement Facility may not be in place prior to such maturity date. The lender under the proposed Replacement Facility is not obligated to enter into it and it is subject to numerous closing conditions, including a requirement that the mortgages and other security interests in favor of the lender be in place. Therefore, no assurance can be given as to when the Replacement Facility will be available, if at all.

To date, the lender under the existing Credit Facility has been unwilling to grant any extension of that facility beyond its current maturity date. Absent such an extension, the failure of the Company to repay its obligations under the existing Credit Facility in full on November 18, 1999 would give rise to a default under that facility. In addition to any other remedies that the lender may have against the Company, including the right to foreclose on the collateral, the interest rate payable on the amounts outstanding under the Credit Facility would increase by five percentage points. Moreover, such a default would constitute a cross-default under other existing credit arrangements to which the Company and/or its subsidiaries are parties. No assurances can be given regarding the availability or terms of additional capital for the Company in the future and no assurances can be given regarding the Company's ability to successfully refinance or extend the maturity of existing indebtedness. If the Company is unable to obtain an extension of the maturity of the existing Credit Facility, is unable to successfully refinance its existing indebtedness, or is unable to secure additional sources of financing in the future, no assurance can be given that the Company will be able to meet its financial obligations as they come due without the substantial disposition of assets, restructuring of debt, externally forced revisions of its operations or similar actions. Additionally, no assurances can be given that the lack of future financing would not have a material adverse effect on the Company's financial condition and results of operations.

During January 1999, the Company entered into a $5,000,000 unsecured Revolving Credit Agreement with a bank. Outstanding borrowings accrue interest at LIBOR plus 2.00% or prime. The Company had no outstanding borrowings under this Revolving Credit Agreement as of September 30, 1999. This facility is scheduled to mature on November 18, 1999.

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

On June 15, 1999, the Joint Venture obtained a $421,000,000 Credit Facility of which $171,000,000 is supported by the Joint Venture partners' commitment to contribute additional equity to the Joint Venture by December 31, 2000 and $250,000,000 is unsecured. The Joint Venture's Credit Facility bears interest at rates of Eurodollar plus 1.00% or prime for secured borrowings or Eurodollar plus 1.38% or prime for unsecured borrowings. At September 30, 1999, the average rate of interest on the Joint Venture's Credit Facility advances was approximately 6.5%. The secured facility is scheduled to mature in December 2000. The unsecured facility is scheduled to mature in June
2000.

On June 15, 1999, the Joint Venture completed the acquisition of nine retail shopping centers contained in the first phase of the AMB Portfolio. The purchase price was approximately $207,400,000. The acquisition of the portfolio was financed primarily by $182,500,000 of borrowings under the Joint Venture's Credit Facility with the balance coming from CalPERS contributed capital. In connection with the closing of the first phase of the AMB Portfolio, the Company granted to CalPERS an option expiring June 30, 2000 to purchase 1 million shares of Common Stock of the Company at an exercise price of $15.375 per share. The value of the option as of the date of grant was estimated to be approximately $234,000 and was included in investment in unconsolidated subsidiaries on the consolidated balance sheet of the Company.

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

On August 26, 1999, the Joint Venture completed the acquisition of a retail shopping center. The purchase price was approximately $17,600,000. The acquisition of the shopping center was financed primarily from CalPERS contributed capital.

At September 30, 1999, the Company's equity interest in the Joint Venture was approximately 11.23%. The Company accounts for its investment using the equity method of accounting.

On June 1, 1999, the operating agreement of BPP Retail, LLC, the Company's Joint Venture with CalPERS, was amended to expand the permitted geographical scope of the Joint Venture's investments from the western United States to nationwide, in order to permit the acquisition of properties in the AMB Portfolio. In addition, effective June 1, 1999, a newly formed limited liability company, Burnham Pacific Employees LLC ("BP Employees LLC"), was appointed the Manager of BPP Retail, LLC. The Operating Partnership is the sole Managing Member of BP Employees LLC, and certain members of the Company's management ("Employee Members") hold non-managing membership interests in BP Employees LLC. Under the terms of the BPP Retail, LLC joint venture, the Manager of BPP Retail, LLC is entitled to an incentive distribution ("Incentive Distribution") calculated on an annual basis. The right to Incentive Distributions is based and contingent upon, among other things, appreciation in the value of the BPP Retail, LLC assets over a calculated threshold during each year. Under the terms of the BP Employees LLC limited liability company agreement, one-half of any Incentive Distribution received by BP Employees LLC will be distributed to the Operating Partnership and one-half will be distributed to the Employee Members.

During the nine months ended September 30, 1999, the Company's Operating Partnership earned asset and property management, leasing and acquisition fees from the Joint Venture totaling approximately $3,964,000.

At September 30, 1999, the Company had $5,097,000 outstanding under a construction loan, secured by one of the Company's properties. Borrowings under this loan bear interest at LIBOR (London Inter-Bank Offered Rates) plus 1.90% or at prime plus .50%. As of September 30, 1999, the rate of interest is approximately 7.19%. The loan matures in December 1999.

In May 1999, the Company obtained a $55,000,000 construction loan, secured by one of the Company's development properties. Borrowings under this loan bear interest at LIBOR plus 2.00% or prime. The loan is scheduled to mature in November 2000. The initial draw in May 1999 of approximately $18,400,000 was used to reduce borrowings under the Company's Credit Facility. The balance outstanding at September 30, 1999 was approximately $28,002,000 with an average interest rate of approximately 7.13%.

The debt outstanding (exclusive of approximately $318,162,000 of debt in unconsolidated subsidiaries) on September 30, 1999 and related weighted average rate were $575,852,000 and 7.35% respectively, compared to $576,808,000 and 7.56% on September 30, 1998. Interest capitalized in conjunction with development and expansion projects was approximately $1,514,000 and $3,874,000 for the three and nine months ended September 30, 1999, respectively, as compared to approximately $1,731,000 and $4,877,000 for the same periods in 1998.

At September 30, 1999, the Company's capitalization consisted of $575,852,000 of debt (excluding the Company's proportionate share of joint venture debt which is approximately $37,749,000), $120,000,000 of preferred stock and preferred Operating Partnership units, and $357,754,000 of market equity (market equity is defined as (i) the sum of the number of outstanding shares of Common Stock of the Company plus Common Units of the Operating Partnership held by partners of the Operating Partnership other than the Company, multiplied by (ii) the closing price of the shares of Common Stock on the New York Stock Exchange at September 30, 1999 of $10.56), resulting in a debt to total market capitalization ratio of .55 to 1.0 compared to the ratio of .52 to 1.0 at December 31, 1998. At September 30, 1999, the Company's total debt consisted of $356,048,000 of fixed rate debt, and $219,804,000 of variable rate debt.

At September 30, 1999, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

YEAR 2000 READINESS

The Company has substantially completed its Year 2000 evaluation of the systems used to run property operating systems such as security, energy, elevator and safety systems as well as the software and hardware used to run the Company's information systems. The Company will continue to identify and monitor Year 2000 issues throughout the end of the year. The Company will continue to test the time-sensitive property level systems that it has been informed are believed to be Year 2000 ready and will reprogram or replace the systems found not to be Year 2000 ready before the end of the year. The Company does not believe that the costs associated with becoming Year 2000 ready will exceed $250,000.

The manufacturer of the accounting software that the Company uses has indicated that its software is Year 2000 ready, and the Company has installed this software during the second quarter of 1999. The Company has tested this accounting software during the third quarter of 1999, and believes it to be Year 2000 ready. The Company has hired a Year 2000 consulting firm to test the Company's information systems. During the second quarter of 1999, the consultant evaluated, assessed and tested both the Company's hardware and other software systems. The consultant concluded that the hardware and other software was substantially Year 2000 ready but required minor modifications. These modifications and/or upgrades were obtained from the computer manufacturers and were installed prior to the end of the third quarter.

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

Even if all of the Company's systems are Year 2000 ready, its business could still be disrupted if its tenants, business partners, suppliers and other parties are not ready. The Company is currently surveying and monitoring its material vendors and tenants regarding the Year 2000 readiness status of their computer hardware and software systems. Informational letters were sent to all of the Company's tenants advising them of the Year 2000 issue in the fourth quarter of 1998. Also in the fourth quarter of 1998, the Company's Year 2000 survey was sent to its material tenants. Responses to the survey were returned to the Company beginning in the first quarter of 1999. To date, approximately 71% of those surveyed have responded, and there have been no major deficiencies noted. The Company's survey was sent to its material vendors, including its landlords, in the fourth quarter of 1998. Responses to the survey were returned to the Company beginning in the first quarter of 1999. To date, approximately 83% of those surveyed have responded, and there have been no major deficiencies noted. The Company will continue to review the results of these surveys, assess the impact of the results on its operations and take whatever action it deems necessary. Testing may be required for several, but not all, third parties. Test strategies and schedules will be unique to each situation once the Company understands the respective requirements and readiness levels. The Company's business could be harmed if other entities, including governmental units and utility companies, that provide services to the Company's properties, tenants and customers fail to be Year 2000 ready. Accordingly, in addition to its significant tenants, the Company is seeking to ascertain the Year 2000 readiness of:

-   each utility company servicing each property; and
- each city, town, county or other governmental unit providing police, fire, traffic control and other governmental services relevant to the efficient operation of the property.

The Company's survey was sent to such utility companies and governmental units during the first quarter of 1999. To date, approximately 91% of those surveyed have responded and there have been no major discrepancies noted.

After the Company surveys the Year 2000 readiness of other parties, it intends to determine if it will need any contingency plans to deal with the non-readiness of others. At the present time, the Company does not believe that Year 2000 non-readiness of tenants is likely to have any significant effect on it and its operations. However, if a major tenant of any of its properties is not Year 2000 ready, its business could suffer, which in turn could result in:

-   that tenant's inability to pay rent; and
- a decrease in customer traffic and business of other tenants at that property.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

On June 23, 1999 (and subsequently amended on September 17, 1999), a class action lawsuit was filed in the Superior Court of the State of California, County of San Diego, against the Company and its Board of Directors. The complaint was purportedly filed on behalf of the public shareholders of the Company and alleges that the Board of Directors violated their fiduciary duties to the Company's shareholders by adopting a shareholder rights agreement, failing to respond to the Schottenstein proposal and adopting severance and other compensatory arrangements. The plaintiffs seek, among other relief, to enjoin the adoption of the shareholder rights agreement. The Company believes the complaint is without merit and intends to vigorously defend against the lawsuit. However, there can be no assurance that such defense will be successful. If the Company does not prevail, the suit could render the shareholder rights plan ineffective, thereby making the Company more vulnerable to unsolicited acquisition proposals and increasing the possibility that the Company will have to allocate material amounts of financial and management resources to protect the Company from unwanted takeover attempts that may not maximize shareholder value.

ITEM 2.  CHANGES IN SECURITIES:

During the three months ended September 30, 1999, 290,196 units of the Operating Partnership of which the Company is the general partner, tendered for redemption and the Company issued 290,196 shares of common stock in exchange therefor. No registration statement was necessary as the issuance did not involve a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable.

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following Exhibits are part of this report:

         10.1 Burnham Pacific Properties, Inc. Executive Severance Plan, dated as of June 19, 1999 (the "Executive Severance Plan"). (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.2 First Amendment to the Executive Severance Plan, dated as of July 23, 1999. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.3 Burnham Pacific Properties, Inc. Management Severance Plan, dated as of June 19, 1999 (the "Management Severance Plan"). (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on August 9, 1999).

         10.4 First Amendment to the Management Severance Plan, dated as of July 23, 1999. (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.5 Burnham Pacific Properties, Inc. Rank and File Severance Plan, dated as of June 19, 1999 (the "Rank and File Severance Plan"). (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.6 First Amendment to the Rank and File Severance Plan, dated as of July 23, 1999. (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on August 9,
                  1999).
         10.7 Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and J. David Martin. (Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.8 Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and Joseph William Byrne. (Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.9 Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and James W. Gaube. (Incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.10 Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and Daniel B. Platt. (Incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.11 Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and Scott C. Verges. (Incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.12 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and J. David Martin. (Incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.13 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and J. David Martin. (Incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.14 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and J. David Martin. (Incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.15 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and Joseph William Byrne. (Incorporated by reference to Exhibit 10.15 to the Company's Form 8-K filed with the SEC on August 9, 1999.)
         10.16 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and James W. Gaube. (Incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed with the SEC on August 9, 1999.)

         10.17 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and Daniel B. Platt. (Incorporated by reference to Exhibit 10.17 to the Company's Form 8-K filed with the SEC on August 9, 1999.)

         10.18 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and Scott C. Verges. (Incorporated by reference to Exhibit 10.18 to the Company's Form 8-K filed with the SEC on August 9, 1999.)

        *10.19 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and J. David Martin.

        *10.20 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and J. David Martin.

        *10.21 Phantom Shares Rescission Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and J. David Martin.

        *10.22 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and Daniel B. Platt.

        *10.23 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and Joseph William Byrne.

        *10.24 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and James W. Gaube.

        *10.25 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and Scott C. Verges.

        *27.1     Financial Data Schedule.

        *Filed Herewith

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

         Form 8-K Report filed August 9, 1999 (earliest event reported June 19,
         1999): Item 5, regarding employee retention program.

         Form 8-K Report filed September 14, 1999 (earliest event reported September 13, 1999): Item 5, regarding a letter from the Company addressed to its shareholders.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BURNHAM PACIFIC PROPERTIES, INC.

Date:  //November 15, 1999//                By: /s/ J. DAVID MARTIN
     -----------------------------             --------------------------------
                                               J. David Martin, Chief Executive
                                               Officer

Date:  //November 15, 1999//                By: /s/DANIEL B. PLATT
     -----------------------------             --------------------------------
                                               Daniel B. Platt, Chief Financial
                                               Officer