Form 10-K405
period 1999-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 2000-03-30
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1999        Commission file number 1-9524


                        BURNHAM PACIFIC PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            MARYLAND                                      33-0204162
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


110 WEST A STREET, SAN DIEGO, CALIFORNIA                            92101
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                 (619) 652-4700
               --------------------------------------------------
               Registrant's telephone number, including area code


           Securities registered pursuant to Section 12(b) of the Act:


                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------------------                    -----------------------
Common Stock, $.01 Par Value                       New York Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

--------------------------------------------------------------------------------
Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

--------------------------------------------------------------------------------
At March 29, 2000 the aggregate market value of the Registrant's shares of common stock, $.01 par value, held by non-affiliates of the Registrant was $212,421,048

--------------------------------------------------------------------------------
There were 32,313,546 shares of common stock outstanding at March 29, 2000.

--------------------------------------------------------------------------------
Part III of this Form 10-K incorporates certain provisions of the Registrant's Proxy Statement for its 2000 Annual Meeting to be filed subsequently.

               FORWARD LOOKING STATEMENTS AND CERTAIN RISK FACTORS

Certain statements made in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements relating to our efforts to pursue strategic alternatives and property sales, future capital expenditures, financing sources and availability and the effects of environmental and other regulations, as well as the costs, timing and effectiveness of addressing year 2000 issues. The words "anticipate," "assume," "believe," "estimate," "expect," "intend" and other similar expressions are generally used in the context of forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

        RISK FACTORS RELATING TO AN UNSOLICITED ACQUISITION PROPOSAL AND
                     OUR PURSUIT OF STRATEGIC ALTERNATIVES

OUR DECISION TO ACTIVELY PURSUE STRATEGIC ALTERNATIVES, AN UNSOLICITED ACQUISITION PROPOSAL AND OTHER POSSIBLE ACTIONS BY ONE OR MORE OF OUR STOCKHOLDERS MAY AFFECT OUR ABILITY TO EXECUTE OUR BUSINESS PLAN, RESULT IN UNANTICIPATED COSTS AND DISTRACT MANAGEMENT.

On June 7, 1999, we received an unsolicited and contingent proposal from Schottenstein Stores Corporation to negotiate a business combination in which Burnham would be merged into an acquisition affiliate of Schottenstein Stores Corporation, and Burnham's common stockholders would receive $13 per share. On July 12, 1999, Schottenstein Stores Corporation increased the proposed price to $13.50. On July 23, 1999, after detailed consideration of the proposal by the Company's Board of Directors, we notified Schottenstein Stores Corporation that we were not interested in pursuing discussions concerning its unsolicited and contingent proposal.

On November 19, 1999, we announced that our Board of Directors had instructed management and Goldman Sachs & Co., Inc. to actively pursue a full range of strategic alternatives and that we were pursuing all of our opportunities to maximize stockholder value. We also stated that we had begun to actively market some of our properties to provide us with additional liquidity and financial flexibility. As of the date of this report, we continue to pursue strategic alternatives.

On February 9, 2000, the Board of Directors of the Company held a meeting to discuss the status of the process being conducted with the assistance of Goldman, Sachs & Co., Inc. pursuant to which the Company is actively pursuing all of its strategic alternatives. Goldman Sachs informed the Board that various entities have submitted preliminary proposals in writing relating to proposed business combinations with the Company and that some of these entities have requested more time in which to conduct additional due diligence with respect to the Company. Goldman Sachs also reviewed with the Board the proposed timetable and the next steps to be taken in the process. After these discussions, the Board of Directors decided that it was appropriate to amend the Company's Bylaws to, among other things, change the date on which the Company is scheduled to hold its annual meeting of stockholders.

As a result our pursuit of strategic alternatives and the statements made by some stockholders that they may propose a slate of directors at the next annual stockholders' meeting, we and others outside the Company face considerable uncertainty about our ability to implement an ongoing business plan and about our future generally. This uncertainty may harm our business and may result in the loss of business opportunities we would otherwise pursue. Our management team may be distracted from the day-to-day operations of our business as a result of this uncertainty and some members of management may decide to leave their employment with us. This distraction or loss of services could harm our operations. In addition, the threat of a proxy contest by some stockholders, or other actions by stockholders, may disrupt our efforts to pursue strategic alternatives by deterring potential bidders. Finally, we have incurred and expect to continue to incur significant costs for financial, advisory, legal and other consulting services expended in pursuing strategic alternatives.

RISK FACTORS RELATING TO OUR BUSINESS AS A REAL ESTATE INVESTMENT TRUST ("REIT")

AS A REAL ESTATE COMPANY, OUR ABILITY TO GENERATE REVENUES AND PAY DISTRIBUTIONS TO OUR STOCKHOLDERS IS AFFECTED BY THE RISKS INHERENT IN OWNING REAL PROPERTY INVESTMENTS.

We derive most of our revenue from investments in real property. Real property investments are subject to different types and degrees of risk that may reduce the value of our assets and our ability to generate revenues. The factors that may reduce our revenues, net income and cash available for distributions to stockholders include the following:

     - local conditions, such as an oversupply of space or a reduction in demand for real estate in an area;

     -  competition from other available space;

     -  the ability of the owner to provide adequate maintenance;

     -  insurance and variable operating costs;

     -  government regulations;

     -  changes in interest rate levels;

     -  the availability of financing;

     -  potential liability due to changes in environmental and other laws;

     -  changes in the general economic climate; and

     -  potential effects of e-commerce.

IF BURNHAM'S OPERATING PARTNERSHIP FAILS TO MAKE DISTRIBUTIONS, BURNHAM MAY NOT BE ABLE TO PAY DIVIDENDS ON ITS STOCK.

Burnham Pacific Operating Partnership, the Company's operating partnership, owns substantially all of our properties and conducts substantially all of our business. Accordingly, we pay all of our dividends from distributions we receive from the operating partnership. We receive distributions as both general partner and a limited partner owning preferred units and common units of the operating partnership. Although Burnham, as sole general partner of the operating partnership, intends to cause the operating partnership to make distributions in amounts sufficient to enable Burnham to pay dividends to the holders of its capital stock, if the operating partnership fails to make distributions at any time, Burnham's ability to pay dividends would be impaired.

WE MAY NOT BE ABLE TO SELL OUR ASSETS IF WE NEED TO DO SO.

Real estate investments are relatively illiquid, and therefore we may not be able to sell one or more of our properties in order to respond promptly to changes in economic or other conditions. In addition, the Internal Revenue Code limits a REIT's ability to earn a gain of the sale of properties held for fewer than four years. Our inability to sell one or more of our properties could have a material adverse effect on our performance and may restrict our ability to make distributions to our stockholders.

WE COULD HAVE FINANCIAL DIFFICULTIES AS A RESULT OF REGIONAL ECONOMIC PROBLEMS.

Our properties presently are primarily located in the western United States, with the substantial majority in the State of California, primarily in the San Diego County, greater Los Angeles and San Francisco Bay areas. Economic problems in these specific areas would harm us more than if our properties were in diverse locations. The performance of the economy in each locality affects occupancy, market rental rates and expenses and could lower our revenues and the underlying values of our properties. Moreover, the financial conditions of major local employers may have an impact on our revenues and the value of some of our properties. If there is a downturn in the economy of the western region in general or in any of these local economies, our results of operations could suffer and we could be unable to make distributions to our stockholders. In that regard, we have properties in areas that have been in the past and could be in the future harmed by the following:

     -  conditions in the high technology industries; and

     - natural disasters, including earthquakes and floods. See "--Our insurance coverage is limited."

WE COULD HAVE FINANCIAL DIFFICULTIES AS A RESULT OF A DOWNTURN OR OTHER TRENDS IN THE RETAIL SEGMENT OF THE REAL ESTATE INDUSTRY.

Our strategy has been and continues to be to acquire interests only in retail shopping centers and other properties that are related to retail shopping centers. If there is a downturn in the retail industry, or if our tenants are otherwise harmed by trends in the retail industry we will be in a worse position to make distributions to our stockholders than if we diversified our portfolio by investing in other types of properties.

Our performance is linked to economic conditions in the market for retail space generally. The market for retail space has been and could in the future be harmed by:

     -  the volatile nature of the retail business;

     -  ongoing consolidation among retailing companies;

     - over-expansion of chains in a general market area resulting in competition among a tenant's own stores;

     -  weak financial condition of large major retailers;

     -  excess amount of retail space in some markets;

     -  increasing consumer purchases through catalogues or the internet; and

     -  changes in consumer preferences.

These conditions and similar ones may result in tenant failures or changes in physical requirements, which we may have to accommodate to retain or attract tenants. Moreover, because many anchor tenants have negotiating power to demand the exclusive right to sell some types of products in a shopping center, they could impair our ability to lease space to retailers of potentially competing products. To the extent that these conditions impact the market rents for retail space, we could experience a reduction of revenues, and resulting value, of our properties.

WE COULD LOSE TENANTS OR INVESTMENT OPPORTUNITIES TO OUR COMPETITORS.

Many retail properties compete with our properties in attracting tenants to lease space. Some of these properties are newer and better located or designed and may offer lower expenses or be better capitalized than our properties. We may find it difficult to lease space at our properties or at newly developed or acquired properties and at rents currently charged as a result of competitive commercial properties in a particular area. Additionally, we compete for investment opportunities with entities that have greater financial resources than ours. These entities may be able to accept more risk than we can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell.

WE COULD HAVE FINANCIAL PROBLEMS AS A RESULT OF OUR TENANTS' FINANCIAL
DIFFICULTY.

At any time, any of our tenants may seek the protection of the bankruptcy laws. Under the bankruptcy laws, that tenant's lease could be rejected and terminated, which would cause us to lose rental income. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in its failure to make rental payments when due. A tenant's failure to affirm its lease following bankruptcy or a weakening of its financial condition could impair our results of operations and ability to make distributions to our stockholders.

OUR ACQUISITION AND DEVELOPMENT OF REAL ESTATE COULD COST MORE THAN WE
ANTICIPATE.

We have acquired existing retail commercial properties to the extent that we could acquire those properties on acceptable terms and may continue to do so in the future. As a result, we could incur higher than anticipated costs for improvements to these properties to conform them to standards established for the intended market position. Once improved, the properties may not perform as expected.

We have pursued and may continue to pursue commercial property development projects. Developing properties generally carries more risk than acquiring existing properties. For example, development projects usually require governmental and other approvals, which we may not be able to obtain. Furthermore, approvals frequently require the improvement of public infrastructure or other activities to mitigate the effects of the proposed development, which may cost more than we anticipate. Our development activities will also entail other risks, including the risks:

     - that we will devote financial and management resources to projects which may not come to fruition;

     -  that we will not complete a development project as scheduled;

     -  that we will incur higher construction costs than anticipated;

     - that occupancy rates and rents at a completed project will be less than anticipated; and

     - that expenses at a completed development will be higher than anticipated.

The happening of these events could harm our results of operations and impair our ability to make distributions to our stockholders.

Our failure to integrate newly acquired or developed properties into our operations efficiently could cause us financial harm and impair our ability to make distributions to our stockholders.

OUR OPERATIONS WOULD BE AFFECTED IF WE LOST KEY PERSONNEL.

We depend on the efforts of our management team, particularly executive officers, J. David Martin, our President and Chief Executive Officer, Joseph Wm. Byrne, our Executive Vice President and Chief Operating Officer, Daniel B. Platt, our Executive Vice President, Chief Financial Officer and Chief Administrative Officer, James W. Gaube, our Executive Vice President and Chief Investment Officer, and Scott C. Verges, our Secretary and General Counsel. Loss of their services could harm our operations. We have an employment agreement with Mr. Martin, but that agreement may be terminated by either party at will. Moreover, in the event that Burnham sought to enforce the terms of that agreement in the future, a court may determine that it is unenforceable in whole or in part. As discussed under "Risk factors relating to an unsolicited acquisition proposal and our pursuit of strategic alternatives", our pursuit of strategic alternatives may result in members of our management team leaving the Company.

OUR DEVELOPMENT OF PROPERTIES ACQUIRED FROM J. DAVID MARTIN, OUR CHIEF EXECUTIVE OFFICER, COULD CREATE CONFLICTS OF INTEREST.

We are currently developing one property and are in the process of leasing two prior development properties, which we acquired from entities directly or indirectly controlled by Mr. Martin concurrently with his appointment as President and Chief Executive Officer in 1995. Mr. Martin personally has an interest in these development projects, and there could be a conflict between his duty to act on behalf of Burnham and his personal interest.

Mr. Martin continues to own an equity interest in each of the partnerships that own those properties. Burnham is the general partner of those partnerships. Mr. Martin may receive additional equity in each partnership when each of the development projects is completed and begins to generate rental income. The amount of additional equity which Mr. Martin may receive will depend upon factors that we cannot predict, including the actual cost of each project.

We have adopted procedures to avoid conflicts of interest such as Mr. Martin's absence from discussions of our Board of Directors that relate to the relevant properties. However, conflicts of interest could arise despite our efforts to avoid them.

WE COULD INCUR UNANTICIPATED EXPENSES IF WE FAIL TO QUALIFY AS A REIT.

Burnham has elected to qualify as a real estate investment trust under the Internal Revenue Code. We believe that since 1987 we have satisfied the REIT qualification requirements. However, the IRS could challenge our REIT qualification for taxable years still subject to audit. Moreover, we may fail to qualify as a REIT in future years. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. For example, in order to qualify as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources, and we must distribute annually to stockholders 95% of our REIT taxable income, excluding net capital gains. In addition, REIT qualification involves the determination of factual matters and circumstances not entirely within our control.

Under its partnership agreement, the operating partnership is obligated to make available to Burnham funds needed to pay Burnham's tax liabilities. If we were to operate in a manner that prevented Burnham from qualifying as a REIT, or if Burnham were to fail to qualify for any reason, a number of adverse consequences would result. If in any taxable year we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. Furthermore, we would be subject to federal income tax on our taxable income at regular corporate rates. Unless entitled to statutory relief, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the funds available for distribution to our stockholders would be reduced for each of the years involved. Although we currently intend to operate as a qualified REIT, future economic, market, legal, tax or other considerations may impair our REIT qualification or may cause our Board of Directors to revoke the REIT election. See "Federal Income Tax Considerations."

WE COULD INCUR COSTS FROM ENVIRONMENTAL PROBLEMS EVEN THOUGH WE DID NOT CAUSE, CONTRIBUTE TO OR KNOW ABOUT THEM.

Because we own, operate, develop and supervise the management of real estate, for liability purposes we may be considered under the law to be an owner or operator of those properties or as having arranged for the disposal or treatment of hazardous or toxic substances. As a result, we could have to pay removal or remediation costs. Federal, state and local laws often impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of those substances, or the failure to properly remediate them, may impair the owner's or operator's ability to sell or rent the property or to borrow using the property as collateral. A person who arranges for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating the substances at a disposal or treatment facility, whether or not that person owns or operates the facility. Furthermore, environmental laws impose liability for release of asbestos-containing materials into the air. If we were ever held responsible for releasing asbestos-containing materials, third parties could seek recovery from us for personal injuries. Thus, we might have to pay other costs, including governmental fines and costs related to personal injuries and property damage, resulting from the environmental condition of our properties, regardless of whether we actually had knowledge of or contributed to those conditions.

WE COULD ENCOUNTER PROBLEMS AS A RESULT OF USING DEBT TO FINANCE ACQUISITIONS.

We borrow money to pay for the acquisition, development and operation of properties and for other general corporate purposes. By borrowing money, we expose ourselves to several problems, including the following:

     -  inability to repay debt when due;

     -  reduced access to additional debt; and

     -  loss of our property securing any defaulted debt.


The Company currently maintains a credit facility with CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation) in the maximum amount of $176,263,000, which is secured by various mortgages. At December 31, 1999, borrowings of approximately $138,420,000 were outstanding. Borrowings under this facility bear interest at the London Interbank Offer Rate ("LIBOR") plus 2.50% per annum. The facility is scheduled to mature in November 2000, and is subject to various loan covenants. The Company intends to refinance the facility with either CMF Capital Company or another lender prior to the maturity date. The Company also maintains a $5,000,000 unsecured revolving credit facility with a bank. At December 31, 1999, there was no outstanding indebtedness under this facility. The facility bears interest at a rate of LIBOR plus 2.00% per annum and is scheduled to mature in September 2000.

Our credit facilities require that we comply with covenants relating to our financial condition. In addition, we have pledged a substantial portion of our properties as collateral to secure loans, including borrowings made under the credit facility with CMF Capital Company. We may not be able to meet our debt service obligations, including as a result of higher interest rates affecting our variable rate debt, or to comply with the terms of our debt instruments. As a result, our lenders may be entitled to demand immediate repayment of the related indebtedness and to commence foreclosure proceedings against the property securing the indebtedness.

Some of our debt is cross-collateralized and subject to cross-default provisions. If we default on a cross-collateralized loan, the holder of the debt may be able to foreclose not only on the properties which secure that loan but on other properties as well. A default on a cross-defaulted loan will be automatically deemed a default under other loans. Defaults on cross-collateralized and cross-defaulted loans could cause us to lose some or all of our assets and limit our ability to generate revenues and pay distributions to our stockholders. Cross-collateralization and cross-default provisions create the possibility that our inability to make payments on one loan may affect other loans, including loans for which we are meeting our payment obligation.

Furthermore, a downturn in the economy could make it difficult for us to borrow money on favorable terms. If we were unable to borrow, we might need to sell some of our assets at unfavorable prices to enable us to repay some of our loans. We could encounter several problems, including:

     - insufficient cash flow necessary to meet required payments of principal and interest;

     -  an increase of variable interest rates on indebtedness; and

     - the inability to refinance existing indebtedness on favorable terms or at all.

Other than indebtedness under our credit facilities, our mortgage indebtedness is generally nonrecourse to us. However, even with respect to nonrecourse mortgage indebtedness, we could be obligated to pay our lenders for deficiencies resulting from, among other things, fraud, misapplication of funds and environmental liabilities.

WE COULD SUFFER FINANCIAL LOSSES AND PHYSICAL HARM TO OUR PROPERTIES IF OUR OUTSIDE PROPERTY MANAGERS PERFORM INADEQUATELY.

We have decided to expand our use of third party property managers and reduce our internal property management resources. As a result, we have recently retained property management firms in the markets where our properties are located. If those third party managers perform inadequately, we could suffer financial harm resulting from unsatisfactory maintenance of our properties, dissatisfied tenants, and the expenditure of financial and management resources to remedy any problems and to locate and transition to new property managers.

BANKRUPTCY REMOTE ENTITIES MAY LIMIT OUR ABILITY TO AVAIL OURSELVES OF THE PROTECTION OF BANKRUPTCY AND INSOLVENCY LAWS.

Many of our properties are held in subsidiaries that are bankruptcy remote entities. When we refer to "bankruptcy remote entities," we mean that these subsidiaries have governance provisions that prohibit or restrict Burnham's ability to cause them to file proceedings under bankruptcy and insolvency laws. In the event of a default by a bankruptcy remote subsidiary of the subsidiary's obligations to its creditors, Burnham may not be able to use the protection of bankruptcy or insolvency laws to keep creditors from realizing on collateral or collecting the obligations owed by the subsidiary to the creditors.

OUR INSURANCE COVERAGE IS LIMITED AND MAY NOT COVER LOSSES THAT WE SUFFER.

We have comprehensive general liability coverage and umbrella liability coverage on all of our properties. We believe that our properties are adequately insured against liability claims and the cost of defending those claims. Our coverage is subject to deductibles and to the limitations described below regarding insurance for losses caused by earthquakes or floods. Similarly, we believe that our properties are adequately insured on a replacement cost basis, subject to deductibles, against direct physical damage for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Some types of extraordinary losses, however, either are not insurable or are not economically insurable. Should any uninsured loss occur, we could lose our investment in, and anticipated revenues from, a property. An uninsured loss could harm our business and operations and our ability to make distributions to our stockholders. We also currently insure some of our properties for loss caused by earthquake in the aggregate amount of $50 million, subject to deductibles, and six of our properties for loss caused by flood. Because of the high cost of this type of insurance coverage and the wide fluctuations in price and availability, we have determined that the risk of loss due to earthquakes and floods does not justify the cost to increase this coverage under current market conditions. However, we could suffer material harm if an earthquake, flood or other natural disaster occurs.

ALTHOUGH WE HAVE NOT EXPERIENCED ANY MATERIAL PROBLEMS RELATED TO YEAR 2000 ISSUES, WE MAY EXPERIENCE DELAYED EFFECTS OF YEAR 2000 ISSUES, WHICH MAY DISRUPT OUR OPERATIONS

Year 2000 computer issues concern the inability of computer systems to accurately calculate, store or use data after December 31, 1999. These computer issues may cause our computer systems, or those of our business partners, to process financial and operational information incorrectly. We have taken action over the past year to identify and correct these problems.

We believe that our internal systems were Year 2000 compliant as of December 31, 1999 and, to date, we have not experienced any problems related to Year 2000 issues. It is possible, however, that we may experience delayed effects of Year 2000 issues in the next several months. We cannot assure you that our operations have been, or will be, free from Year 2000 issues in a manner that has not become apparent to us or that may arise in the future. If our efforts or the efforts of our business partners failed to adequately address Year 2000 issues, we could incur costs to correct affected systems. While our Year 2000 compliance efforts may involve additional costs, we believe that these costs would not have a material impact on our financial results.

            PROVISIONS OF OUR ORGANIZATIONAL DOCUMENTS MAY DISCOURAGE
                             ACQUISITION PROPOSALS.

CHARTER AND BYLAWS. Provisions contained in our charter and bylaws may discourage third parties from making proposals to acquire us, even if some of our stockholders consider the proposal to be in their best interest.
These provisions include the following:

     - Our bylaws provide that a special meeting of stockholders may be called by stockholders only when called by stockholders who hold shares representing a majority of votes entitled to be cast at the meeting. This provision could make it difficult for a stockholder to call a meeting for the purpose of approving a change of control without the support of the Board of Directors.

     - Our charter authorizes the Board of Directors to reclassify Burnham's authorized capital stock without approval of the common stockholders generally. This may allow the directors to increase the number of shares of preferred stock presently authorized by a large amount and to establish the preferences and rights of any class or series issued. As a result, the Board of Directors could issue a class or series of preferred stock that would discourage or delay a tender offer or change in control.

     - Our charter generally limits any holder from acquiring more than 9.8% of the value of our capital stock or number of shares of our outstanding common stock. This may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of common stock or otherwise effect a change in control.

     - Our Articles Supplementary to our charter prohibit us from taking some actions, including the merger or consolidation of Burnham or the operating partnership, without the approval of the holders of our preferred stock if the value of our common stock after those actions would be $15.375 per share or lower.

OPERATING PARTNERSHIP AGREEMENT. We conduct most of our business through Burnham Pacific Operating Partnership, L.P., our operating partnership. We are the sole general partner of the operating partnership and generally have exclusive management power over its business and affairs. Furthermore, we may not be removed as general partner of the operating partnership, with or without cause, by the holders of limited partnership units. As a result of this structure, a third party may be deterred from making an acquisition proposal that it might otherwise make.

OUR SHAREHOLDERS RIGHTS AGREEMENT MAY DELAY OR DISCOURAGE ACQUISITION PROPOSALS PROVIDED THAT PENDING LITIGATION DOES NOT RENDER IT INEFFECTIVE.

On June 19, 1999, following the unsolicited offer by Schottenstein Stores Corporation to acquire all of our outstanding common stock, we adopted a shareholder rights agreement. That agreement may discourage Schottenstein Stores Corporation from pursuing its offer and may discourage other acquisition proposals in the future, even if some of our stockholders consider the proposals to be in their best interests. Under the terms of the shareholders rights agreement, our Board of Directors can in effect delay or prevent a person or group from acquiring more than 10% of the outstanding shares of our common stock. This is because, unless our board approves of that person's purchase, after that person acquires more than 10% of our outstanding common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value. These purchases by the other stockholders would substantially reduce the value and influence of the shares of our common stock owned by the acquiring person. Our Board of Directors, however, can prevent the shareholder rights agreement from operating in this manner. Thus, our board has significant discretion to approve or disapprove a person's efforts to acquire a large interest in us.

On June 23, 1999 (and subsequently amended on September 17, 1999 and January 14,
2000), a class action lawsuit was filed in the Superior Court of the State of California, County of San Diego, against the Company and its board of directors. The complaint was purportedly filed on behalf of the public stockholders of the Company and alleges that the Board of Directors violated their fiduciary duties to the Company's stockholders by adopting a shareholder rights agreement, failing to respond to the Schottenstein proposal and adopting severance and other compensatory arrangements. The plaintiffs seek, among other relief, to enjoin the adoption of the shareholder rights agreement, but they are not seeking money damages. The Company believes the complaint is without merit and has been vigorously defending against the lawsuit. On November 17, 1999, the Court denied the plaintiffs' request for preliminary injunctive relief. However, there can be no assurance as to the ultimate outcome of the suit. If the Company does not prevail, the suit could render the shareholder rights agreement ineffective, thereby making the Company more vulnerable to unsolicited acquisition proposals and increasing the possibility that the Company will have to allocate material amounts of financial and management resources to protect the Company from unwanted takeover attempts that may not maximize stockholder value.

 RISK FACTORS RELATING TO THE PREFERENTIAL AND OTHER RIGHTS OF THE HOLDERS
   OF PREFERRED STOCK TO WHICH THE HOLDERS OF COMMON STOCK ARE SUBJECT

ANTI-DILUTION PROVISIONS OF THE PREFERRED STOCK MAY LEAD TO SUBSTANTIAL DILUTION OF THE HOLDERS OF COMMON STOCK.

Each share of Burnham's Series 1997-A Convertible Preferred Stock (the "Series A Preferred Stock") is convertible, at the option of the holder, into a number of shares of common stock determined by applying a formula set forth in Burnham's Articles Supplementary that set forth the rights, powers and preferences of the Series A Preferred Stock. This formula may be adjusted in order to protect holders of Series A Preferred Stock against dilution of their ownership interest in Burnham. Any adjustment of the conversion formula entitling holders of Series A Preferred Stock to more common stock than they otherwise would have received would dilute the proportionate ownership, voting power and earnings per share of the holders of common stock.

HOLDERS OF THE SERIES A PREFERRED STOCK MAY CAUSE BURNHAM TO TAKE ACTION DETRIMENTAL TO THE HOLDERS OF COMMON STOCK OR PREVENT BURNHAM FROM TAKING ACTION THAT IS BENEFICIAL TO THE HOLDERS OF COMMON STOCK.

The holders of shares of Series A Preferred Stock have the right to vote on all matters submitted to a vote of the holders of common stock. For purposes of determining voting results, their shares of preferred stock will be treated as if they had been converted into common stock and as though part of the same class of common stock. Upon conversion of all of the Series A Preferred Stock outstanding as of December 31, 1999 or which may be issued upon redemption of all of the Series 1997-A Preferred Units of our operating partnership outstanding as of December 31, 1999 into shares of common stock, the holders of Series A Preferred Stock would hold approximately 19% of all outstanding shares of common stock. This concentration of voting control may enable the Series A stockholders to significantly influence stockholder actions, including the election of directors.

In addition, the holders of shares of Series A Preferred Stock have specific rights to prevent Burnham from taking certain actions, including a merger or consolidation of Burnham or the operating partnership, without their approval if the value of our common stock after those actions would be $15.375 per share or less. The holders of shares of Series A Preferred Stock also have the right to prevent Burnham from amending specified provisions of the Charter, Bylaws or operating partnership Agreement under specified conditions.

You should note that interests of the holders of the Series A Preferred Stock do not necessarily coincide with those of the holders of the common stock. Therefore, actions by the holders of the Series A Preferred Stock may conflict with and will not necessarily be in the best interests of the holders of common stock.

THE REGISTRATION AND OTHER RIGHTS OF THE CAPITAL STOCK MAY LOWER THE MARKET PRICE OF THE SHARES.

The holders of Series A Preferred Stock have registration rights with respect to the preferred stock and the common stock that may be issued in exchange for their preferred stock. In addition, the operating partnership has invested in other real estate partnerships and limited liability companies and has issued common units of limited partnership interest of our Operating Partnership to a contributor of another property. Partners in those other limited partnerships and limited liability companies and the holder of those common units have the right to have their interests in the partnerships and limited liability companies redeemed for cash or, at our option, for shares of our common stock. These partners also have registration rights with respect to the shares of our common stock that may be issued in exchange for their limited partnership, limited liability company or operating partnership interests. All of the registration rights discussed above could lower the market price for our common stock.

Holders of Series A Preferred Stock also have rights of first offer to purchase shares of our capital stock which we may offer in the future. These rights of first offer could lower the market price for our capital stock.

ITEM 1.  BUSINESS

GENERAL

Burnham Pacific Properties, Inc. (the "Company") is a real estate operating company which acquires, rehabilitates, develops and manages retail properties nationwide. The Company began operations through a predecessor in 1963 and became a real estate investment trust ("REIT") in 1987. The Company's properties (the "Properties") are primarily neighborhood and community shopping centers located in major metropolitan areas. The Company focuses its investments on shopping centers in mature trade areas with a limited supply of vacant land and with established consumer shopping patterns.

The Company owns its properties and conducts substantially all of its business through Burnham Pacific Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and, as the holder of preferred and common limited partnership units, the owner of a substantial majority of the economic interests. Other limited partners of the Operating Partnership are persons who have contributed interest in properties to the Operating Partnership in exchange for limited partnership units of the Operating Partnership. On January 1, 1998, the Operating Partnership became the paymaster and employer of all Company employees. At December 31, 1999, the Operating Partnership had 114 employees.

Historically, the Company has emphasized investments in properties located primarily in California. In late 1997, the Company expanded into the Pacific Northwest. In 1999, through its activities in the CalPERS joint venture, the Company acquired properties in other regions of the United States, primarily in Colorado, Texas, and Illinois. However, in December 1999, the Company and CalPERS entered into a modification of the Joint Venture as a result of which the Company owns only a nominal equity interest in the Joint Venture.

The Company is incorporated under the laws of the State of Maryland. The Company's headquarters are located at 110 West A Street, Suite 900, San Diego, California 92101 and its phone number is (619) 652-4700.

RETAIL PROPERTIES

As of December 31, 1999, the Company owned, either directly or through its interest in joint ventures, 61 operating retail properties comprising approximately 7.8 million square feet of Company-owned gross leasable area ("GLA") and one retail project currently under development. These properties were located primarily in California, including 4 in the San Diego region, 23 in the Los Angeles region, and 20 in the San Francisco/Sacramento region. In addition to the California Properties, the Company has 3 retail Properties in Oregon, 9 in Washington, 2 in New Mexico, and 1 in Utah.

These properties consisted of 48 market/drug centers, 10 promotional centers, 3 entertainment centers, and one factory outlet center, and ranged in size from approximately 9,000 to approximately 516,000 square feet of Company-owned GLA. The properties are designed to attract local and regional area customers and are typically anchored by one or more nationally or regionally known retailers. Depending on the market focus of a specific property, major retailers at a property may include supermarkets, drug stores, value-oriented discount stores, membership warehouses, multi-screen theatre complexes, shops or well-known specialty retailers.

The Company (primarily through the Operating Partnership and subsidiaries) owns 55 of these retail properties in fee and holds seven of them under long-term ground leases with expiration dates ranging from 2005 to 2089. The Company leases these properties to approximately 998 different tenants and overall occupancy at December 31, 1999 was approximately 90.8%. No individual Property or single tenant accounted for as much as 10% of the Company's revenues in 1999. No Property accounted for 10% or more of the total assets of the Company at December 31, 1999.

OFFICE/INDUSTRIAL PROPERTIES

As of December 31, 1999, the Company also owned 2 office/industrial Properties located in Southern California. These Properties contain approximately 338,000 square feet and 49,000 square feet, respectively. At December 31, 1999, these Properties were 100% leased.

ACQUISITIONS

During 1999, all of the Company's acquisition activity took place in the joint venture with CalPERS.

DEVELOPMENT & REDEVELOPMENT

During 1999, the Company substantially completed the construction of a market and promotional anchored shopping center located in Pleasant Hill, California. The project contains approximately 356,000 square feet of Company-owned GLA and has a projected net cost at completion of approximately $82,000,000. During 1999, the Company began the renovation of the Fremont Hub, an existing market and promotional anchored shopping center located in Fremont, California. Total cost of the renovation is estimated to be approximately $22,000,000. During 1999, the Company began the renovation of the Cameron Park Shopping Center, an existing market anchored shopping center located in Cameron Park, California. Total net cost of the renovation is estimated to be approximately $17,000,000.

DISPOSITIONS

It is the Company's policy to dispose of non-core properties when satisfactory sales proceeds are available. Consistent with these policies, the Company sold five shopping centers and two office properties during 1999. In July 1999, the Company sold the Wiegand Plaza, Mesa, Independence Square, and Poway Village shopping centers for aggregate sale proceeds of approximately $44,400,000, resulting in a gain of approximately $8,620,000. In August 1999, the Company disposed of the Ruffin Village shopping center for approximately $3,500,000, resulting in a gain of approximately $1,149,000. In October 1999, the Company sold the Bergen Brunswig office building for approximately $19,250,000, resulting in a gain of approximately $71,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,200,000 in the second quarter of 1999. In December 1999, the Company sold the Marcoa Publishing office building for approximately $2,800,000, resulting in a net loss of approximately $78,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,000,000 in the third quarter of 1999.

The Company through a subsidiary entered into a Purchase and Sale Agreement with Holliday Development, L.P. ("Holliday"), whereby the Company would be reimbursed by Holliday for all of the Company's costs and expenses (the "Reimbursable Costs") incurred at the direction of Holliday, in connection with the acquisition and construction of the residential portion of 1000 Van Ness (one of the Martin Properties, see Note 2). The agreement stipulated that the

Reimbursable Costs were to be paid to the Company in several successive transactions which coincided with the sale of the residential units to third parties. During 1999, the Company was paid the remainder of the Reimbursable Costs, approximately $7,450,000. Upon receipt of the final payment of the Reimbursable Costs (which totaled approximately $18,200,000) the Company conveyed all of the unsold residential units. The Company's president and chief executive officer has approximately a 35% interest in Holliday. In addition, the Company's former director of development owned approximately a 14% interest in Holliday.

ITEM 2.  PROPERTIES

The following table sets forth the completed operating properties owned or partially owned by the Company at December 31, 1999:

                                     YEAR     PERCENT     COMPANY-OWNED      TOTAL       PRINCIPAL TENANTS
PROPERTY                           ACQUIRED    OWNED    GLA (SQUARE FEET)  OCCUPANCY   (LEASE EXPIRATION DATE)
--------                           --------   -------   -----------------  ---------   -----------------------
SAN DIEGO REGION
    SD Factory Outlet Center         1992       100%          158,179        93.5%     Nike (5/31/04)
    SAN YSIDRO, CA                                                                     Levi's/Dockers (1/31/01)
                                                                                       Guess (11/30/01)
                                                                                       Mikasa (12/31/03)

    SD Factory Outlet - K-Mart       1993       100%           98,194       100.0%     K-Mart (1/2/03)
    SAN YSIDRO, CA

    Santee Village Square            1985       100%           81,785        82.5%     Al's Sports Shop (7/31/01)
    SANTEE, CA                                                                         Godfather's Pizza (6/30/00)
                                                                                       Jimmy's Family Restaurant (4/14/10)

    San Marcos Lucky Plaza           1997       100%           36,153       100.0%     Blockbuster Video (5/31/02)
    SAN MARCOS, CA                                                                     Kinko's (8/31/02)
                                                                                       Starbucks (2/28/09)

                                                              ----------    ---------
    SAN DIEGO REGION TOTALS                                   374,311        93.4%
                                                              ----------   ----------

LOS ANGELES REGION
    Plaza at Puente Hills            1993       100%          516,538        92.0%     IKEA (10/31/07)
    CITY OF INDUSTRY, CA                                                               Circuit City (1/31/08)
                                                                                       Smart & Final (11/30/11)
                                                                                       Office Depot (8/31/12)
                                                                                       Miller's Outpost (1/31/08)
                                                                                       Gateway 2000 (9/30/03)

    Valley Central                   1997       99%           480,092        97.1%     Wal-Mart (7/27/10)
    LANCASTER, CA                                                                      Staples (3/31/03)
                                                                                       HomeBase (8/31/08)
                                                                                       Michael's (2/28/00)
                                                                                       Circuit City (1/31/11)
                                                                                       Marshall's (1/31/01)
                                                                                       Cinemark Theaters (10/31/17)
                                                                                       99 Cents Only Stores (2/28/03)

    Westminster Center               1997       100%          401,217        92.0%     Lucky's (5/31/17)
    WESTMINSTER, CA                                                                    Rite-Aid (5/31/16)
                                                                                       Home Depot (1/31/12)
                                                                                       Edwards Theatres (2/28/12)
                                                                                       Hollytron (1/31/12)
                                                                                       OfficeMax (7/12/07)

    Mountaingate Plaza               1997       100%          280,900        84.8%     Rite-Aid (5/31/04)
    SIMI VALLEY, CA                                                                    Edwards Theaters (5/31/11)
                                                                                       TJ Maxx (11/30/02)
                                                                                       Bally's Fitness (6/28/08)
                                                                                       Big 5 Sporting Goods (1/31/05)
                                                                                       Heilig Meyers Furniture (12/31/00)

    Lake Arrowhead Village           1998       100%          228,975        88.2%     Stater Brothers (10/1/00)
    LAKE ARROWHEAD, CA                                                                 Bass Shoes (4/30/00)
                                                                                       McDonald's (8/20/01)
                                                                                       Bank of America (3/31/05)

                                     YEAR     PERCENT     COMPANY-OWNED      TOTAL       PRINCIPAL TENANTS
PROPERTY                           ACQUIRED    OWNED    GLA (SQUARE FEET)  OCCUPANCY   (LEASE EXPIRATION DATE)
--------                           --------   -------   -----------------  ---------   -----------------------
    Simi Valley Plaza                1997       100%          222,065        85.6%     Edwards Theatres (6/30/19)
    SIMI VALLEY, CA                                                                    HomeBase (1/31/11)

    Ladera Center                    1997        25%          186,770        79.6%     Ralph's Grocery Store (12/31/03)
    LOS ANGELES, CA                                                                    Ross Dress for Less (1/31/02)
                                                                                       Sav-on Drugs (3/31/04)
                                                                                       Warehouse Music (11/30/04)

    Santa Fe Springs                 1997       100%          164,730        95.9%     Ralph's (9/30/07)
    SANTA FE SPRINGS, CA                                                               Bank of America (8/31/04)
                                                                                       Blockbuster Video (12/31/04)

    Bell Gardens Marketplace         1997       100%          159,831       100.0%     Food-4-Less (8/01/15)
    BELL GARDENS, CA                                                                   Rite-Aid (5/31/10)
                                                                                       Big 5 Sporting Goods (3/31/11)
                                                                                       Kragen Auto (9/30/00)

    Crenshaw Imperial                1997       100%          158,378        80.4%     Ralph's (4/30/06)
    INGLEWOOD, CA                                                                      Rite-Aid (5/31/09)
                                                                                       Kragen Auto (1/31/04)
                                                                                       Hollywood Video (4/01/10)

    La Mancha Shopping Center        1988       100%          103,920        77.7%     Ralph's (4/30/04)
    FULLERTON, CA                                                                      Ballard Wimer Brockett (4/30/04)

    Buena Vista Marketplace          1997       100%           90,805        88.9%     Ralph's (7/31/05)
    DUARTE, CA

    Menifee Town Center              1997       100%           79,134       100.0%     Ralph's (3/31/07)
    MENIFEE, CA                                                                        Chief Auto Parts (5/31/07)
                                                                                       Fashion Bug (10/31/04)

    Margarita Plaza                  1997        25%           76,744        91.6%     Food-4-Less (8/01/15)
    HUNTINGTON PARK, CA                                                                Radio Shack (11/30/00)
                                                                                       Chief Auto Parts (3/31/00)

    Mission Plaza                    1998       100%           72,955        93.4%     Lucky's (11/30/10)
    CATHEDRAL CITY, CA

    Centerwood Plaza                 1997       100%           70,992       100.0%     32nd Street Market (5/31/08)
    BELLFLOWER, CA                                                                     Basically-A-Buck (5/31/08)

    Ralph's Center                   1997       100%           66,700       100.0%     Ralph's (12/31/07)
    REDONDO BEACH, CA

    Central Shopping Center          1997       100%           62,314        76.4%     Ralph's (8/31/02)
    VENTURA, CA

    Olympiad Plaza                   1997       100%           45,600       100.0%     Sav-On Drugs (9/30/00)
    MISSION VIEJO, CA                                                                  First Nationwide Bank (9/30/00)

    Palms to Pines                   1998       100%           43,011       100.0%     Metropolitan Theatres (6/30/01)
    PALM DESERT, CA                                                                    Blue Coyote Grill (12/31/06)
                                                                                       McDonalds (7/23/01)

    Ontario Village                  1997        99%           39,954        95.2%     Men's Fashion (5/31/02)
    ONTARIO, CA                                                                        Payless Shoes (3/31/04)

    Plaza de Monterey                1998       100%           37,482        98.1%     Hargate T.V. (4/14/01)
    PALM DESERT, CA

                                     YEAR     PERCENT     COMPANY-OWNED      TOTAL       PRINCIPAL TENANTS
PROPERTY                           ACQUIRED    OWNED    GLA (SQUARE FEET)  OCCUPANCY   (LEASE EXPIRATION DATE)
--------                           --------   -------   -----------------  ---------   -----------------------
    West Lancaster Plaza             1997        99%           29,318        74.9%     Blockbuster Video (6/30/03)
    LANCASTER, CA                                                                      T & C Grill (4/30/03)
                                                            ---------     --------
    LOS ANGELES REGION TOTALS                               3,618,425        90.3%
                                                            ---------   ----------

SAN FRANCISCO REGION
    Fremont Hub                      1997       100%          493,575        81.6%     Safeway (10/31/04)
    FREMONT, CA                                                                        Bed, Bath & Beyond (1/31/12)
                                                                                       Ross Dress for Less (1/31/05)
                                                                                       Michael's (2/28/04)
                                                                                       OfficeMax (12/14/01)
                                                                                       Longs Drugs (2/28/03)
                                                                                       Old Navy (1/31/00)
                                                                                       Jo-Ann Fabrics (4/30/01)
                                                                                       Marie Callenders (9/30/07)

    Prospector's Plaza               1997       100%          219,112        96.9%     Lucky's (11/30/06)
    PLACERVILLE, CA                                                                    Longs Drugs (2/28/07)
                                                                                       K-Mart (10/31/06)

    Stony Point Plaza                1997       100%          198,528        97.0%     Food-4-Less (8/31/05)
    SANTA ROSA, CA                                                                     Rite-Aid (5/31/09)
    (formerly Santa Rosa Value                                                         HomeBase (2/29/08)
    Center)

    Fremont Gateway Plaza            1997       100%          195,092        96.1%     Raley's (12/31/20)
    FREMONT, CA                                                                        24 Hour Fitness (7/31/13)
                                                                                       Silver Cinemas (8/30/12)

    Hilltop Plaza                    1996       100%          191,451        92.8%     Circuit City (1/31/17)
    RICHMOND, CA                                                                       Barnes & Noble (5/20/07)
                                                                                       PetsMart (3/15/12)
                                                                                       Ross Dress for Less (1/31/08)
                                                                                       OfficeMax (11/30/11)

    Gateway Center                   1997       100%          182,054        80.2%     Best Buy (1/31/19)
    MARIN CITY, CA                                                                     Ross Dress for Less (1/31/07)
                                                                                       PetsMart (12/31/12)
                                                                                       Longs Drugs (2/28/22)
                                                                                       Outback Steakhouse (10/31/08)

    Southampton Center               1997       100%          162,390        98.9%     Raley's (11/30/13)
    BENECIA, CA                                                                        Ace Hardware (5/31/11)

    Silver Creek Plaza               1997       100%          134,018        94.8%     Safeway (12/21/03)
    SAN JOSE, CA                                                                       Walgreens (12/31/11)

    Summerhills Shopping Center      1997       100%          133,614        90.6%     Raley's (11/30/05)
    SACRAMENTO, CA                                                                     Blockbuster Video (8/31/09)

    1000 Van Ness                    1996       100%          122,646        83.3%     AMC Theaters (6/30/18)
    SAN FRANCISCO, CA                                                                  Crunch Fitness (12/7/08)

    Shasta Crossroads                1997       100%          121,334        96.5%     Food-4-Less (2/28/10)
    REDDING, CA                                                                        Hometown Buffet (2/14/09)
                                                                                       Blockbuster Video (7/31/01)

    Creekside Shopping Center        1997       100%          116,229        87.8%     Raley's (11/30/13)
    VACAVILLE, CA                                                                      Blockbuster Video (1/31/02)

                                     YEAR     PERCENT     COMPANY-OWNED      TOTAL       PRINCIPAL TENANTS
PROPERTY                           ACQUIRED    OWNED    GLA (SQUARE FEET)  OCCUPANCY   (LEASE EXPIRATION DATE)
--------                           --------   -------   -----------------  ---------   -----------------------
    580 Marketplace                  1997       100%          100,165       100.0%     PW Foods (6/30/05)
    CASTRO VALLEY, CA                                                                  24 Hour Fitness (12/31/02)

    Cameron Park                     1997        99%           97,434        54.0%     Safeway (11/30/00)
    CAMERON PARK, CA

    Discovery Plaza                  1997       100%           93,398        88.4%     Bel Air Market (3/31/14)
    SACRAMENTO, CA

    Sunset Center                    1997       100%           85,238        90.6%     Lucky's (5/31/06)
    SUISUN CITY, CA                                                                    Rite-Aid (5/31/05)

    Hallmark Town Center             1997       100%           85,066        89.7%     Food-4-Less (8/6/06)
    MADERA, CA                                                                         Bally Total Fitness (1/31/07)
                                                                                       Grocery Outlet (6/1/04)

    Richmond Shopping Center         1995        98%           76,692       100.0%     Food-4-Less (9/30/13)
    RICHMOND, CA                                                                       Walgreens (11/30/33)

    Arcade Square                    1997       100%           76,497        97.5%     Hollywood Video (3/31/05)
    SACRAMENTO, CA                                                                     Nation Craft (12/14/03)

                                                            ---------    ---------
    SAN FRANCISCO REGION TOTALS                             2,884,533        89.8%
                                                            ---------   ----------

PACIFIC NORTHWEST REGION
    Meridian Village                 1997       100%          208,422        96.9%     Home Depot (3/31/13)
    BELLINGHAM, WA                                                                     Circuit City (1/31/15)
                                                                                       Rite-Aid (7/31/04)

    Village East                     1998       100%          135,926        98.7%     Ross Dress for Less (1/31/02)
    SALEM, OR                                                                          Borders Books (4/30/12)
                                                                                       Big 5 Sporting Goods (1/31/07)
                                                                                       Shoe Pavilion (12/31/03)

    Design Market                    1997       100%           88,487       100.0%     Schoenfeld Interiors (9/30/04)
    BELLEVUE, WA                                                                       Arnolds Appliances (8/31/04)
                                                                                       Bellevue Art & Frame (4/30/08)

    Greentree Plaza                  1998       100%           79,006        88.8%     GART Sports (1/31/14)
    EVERETT, WA

    Keizer Creekside                 1998       100%           61,943       100.0%     Payless Drugs (8/1/12)
    SALEM, OR

    Chambers Creek                   1997       100%           58,179       100.0%     Albertson's (6/15/18)
    TACOMA, WA

    James Village                    1998       100%           52,850       100.0%     G.I. Joe's (4/10/11)
    LYNNWOOD, WA

    Puget Park                       1997       100%           40,988        92.0%     Craft Outlet (2/28/00)
    SOUTH EVERETT, WA                                                                  Day-Star Centers (10/31/04)

    Bear Creek Village               1997       100%           36,324       100.0%     Linens 'n' Things (3/26/13)
    REDMOND, WA

    Fairwood Square                  1997       100%           32,910        89.7%     Coldwell Banker (11/30/08)
    RENTON, WA                                                                         Al's Auto (12/31/03)

                                     YEAR     PERCENT     COMPANY-OWNED      TOTAL       PRINCIPAL TENANTS
PROPERTY                           ACQUIRED    OWNED    GLA (SQUARE FEET)  OCCUPANCY   (LEASE EXPIRATION DATE)
--------                           --------   -------   -----------------  ---------   -----------------------
    Farmington Village               1998       100%           32,740        75.4%     Shari's Restaurant (1/31/11)
    ALOHA, OR                                                                          Farmington Village Laundromat
                                                                                       (6/30/03)

    Park Manor                       1998       100%           28,454        75.8%     Blockbuster Video (6/30/01)
    BELLINGHAM, WA                                                                     Little Caesars  (10/31/02)
                                                              -------     --------
   PACIFIC NORTHWEST REGION
      TOTALS                                                  856,229        95.5%
                                                              -------   ----------


MOUNTAIN REGION
    Brickyard Plaza                  1998       100%           37,383       100.0%     Media Play (7/28/05)
    SALT LAKE CITY, UT
                                                            ---------     --------
    MOUNTAIN REGION TOTALS                                     37,383       100.0%
                                                            ---------     --------

SOUTHWEST REGION
    Cruces Norte                     1998       100%           24,730        71.6%     Checker Auto Parts (7/31/04)
    LAS CRUCES, NM                                                                     Radio Shack (5/31/00)

    Silver Plaza                     1997       100%            8,545        86.0%     The Video Stop (6/30/01)
    SILVER CITY, NM                                                                    Radio Shack (8/31/03)
                                                            ---------     --------
    SOUTHWEST REGION TOTALS                                    33,275        75.3%
                                                            ---------     --------

TOTAL OPERATING RETAIL PROPERTIES                           7,804,156        90.8%
                                                         ------------   ----------

OFFICE PROPERTIES
    Anacomp Building                 1992       100%          338,485       100.0%     Anacomp (12/31/07)
    POWAY, CA

    Scripps Ranch Buildings          1987       100%           49,284       100.0%     Edge Semiconductor (3/31/04)
    SAN DIEGO (SCRIPPS RANCH), CA    1988                  ----------    ---------     World X Change Comm. (7/30/02)

TOTAL OFFICE PROPERTIES                                       387,769       100.0%
                                                            ---------     --------

TOTAL                                                       8,191,925        91.2%
                                                         ============   ==========

PORTFOLIO COMPOSITION

The information in the following table indicates the composition of the operating properties owned or partially owned by the Company as of December 31, 1999:

                                                                           PERCENTAGE OF TOTAL
                                                      NUMBER OF                  COMPANY-
                                                     PROPERTIES                 OWNED GLA
                                                     ----------            -------------------
        Retail                                           61                        95.3%
        Office/Industrial                                 2                         4.7
                                                        ---                      -------
           Total                                         63                       100.0%
                                                        ===                      =======

The information in the following table indicates the composition of the operating properties by retail property type owned or partially owned by the Company as of December 31, 1999:

                                                                           PERCENTAGE OF TOTAL
                                                      NUMBER OF                  COMPANY-
                                                     PROPERTIES                 OWNED GLA
                                                     ----------            -------------------
        Market/Drug (1)                                  47                        59.6%
        Promotional (2)                                  10                        30.7
        Other                                             4                         5.0
                                                        ---                      -------
           Total Retail                                  61                        95.3
           Total Office                                   2                         4.7
                                                        ---                      -------
              Total Portfolio                            63                       100.0%
                                                        ===                      =======

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

GEOGRAPHIC DISTRIBUTION

The Company's operating retail properties are located in 21 metropolitan statistical areas in 5 states. The table below demonstrates the geographic distribution of Properties owned or partially owned by the Company as of December 31, 1999:

GEOGRAPHIC DISTRIBUTION BY MSA

                                      NUMBER OF        OWNED         PERCENTAGE OF TOTAL
                                     PROPERTIES         GLA         RETAIL PROPERTIES, GLA
                                     ----------        -----        ----------------------
Fresno, CA                                 1            85,066                 1.1 %
Los Angeles, CA                           12         1,828,915                23.4
Las Cruces, NM                             2            33,275                 0.4
Napa, CA                                   3           363,857                 4.7
Oakland, CA                                5         1,056,975                13.5
Orange County, CA                          3           550,737                 7.1
Portland, OR                               1            32,740                 0.4
Redding, CA                                1           121,334                 1.6
Riverside/San Bernardino, CA               5           673,494                 8.6
Sacramento, CA                             4           400,943                 5.1
Salem, OR                                  2           197,869                 2.5
San Diego, CA                              4           374,311                 4.8
Seattle, WA                                8           567,441                 7.3
San Francisco, CA                          2           304,700                 3.9
San Jose, CA                               2           353,130                 4.5
Salt Lake City, UT                         1            37,383                 0.5
Santa Rosa, CA                             1           198,528                 2.5
Tacoma, WA                                 1            58,179                 0.7
Ventura, CA                                3           565,279                 7.2
                                          --        ----------               -----
     TOTAL                                61         7,804,156               100.0%
                                          ==        ==========               =====

TENANT CONCENTRATION--Top Ten Anchor Tenants
RANKED BY ANNUALIZED BASE RENT
(as of December 31, 1999)

                              NUMBER OF     ANNUALIZED      ANNUALIZED                    PERCENTAGE OF       MOODY'S
                               TENANT          BASE            BASE         LEASED       COMPANY'S TOTAL       CREDIT
          TENANT              LOCATIONS        RENT            RENT           GLA       RETAIL LEASED GLA    RATING (1)
          ------              ---------        ----            ----           ---       -----------------    ----------
Ralph's/Kroger                    11        $  4,170,861       4.8%         473,770            6.7%            Baa3
AMC Theaters                       2           3,657,644       4.2          100,878            1.4               B2
Home Depot                         2           2,528,278       2.9          209,014            2.9               A1
Home Base                          3           2,314,127       2.7          311,521            4.4               B1
Raley's/Bel Air                    5           2,000,287       2.3          277,317            3.9               NR
Edwards Theatres                   3           1,548,090       1.8          101,695            1.4               NR
Circuit City                       4           1,336,993       1.5          138,851            2.0               NR
Albertson's/Lucky                  5           1,279,090       1.5          193,247            2.7               A2
IKEA                               1           1,181,004       1.4          150,000            2.1               NR
OfficeMax                          3             963,335       1.1           73,041            1.0               NR
                                 ---         -----------     -----        ---------            ---

TOTAL                             39        $ 20,979,709      24.2%       2,029,334           28.5%
                                 ===        ============     =====        =========          ======

TOTAL RETAIL PORTFOLIO                      $ 86,973,675     100.0%       7,085,792          100.0%
                                            ============     =====        =========          ======

---------
(1)  Moody's credit ratings are as of November 1999.
(NR) Rating Not Available

LEASE EXPIRATIONS OF THE COMPANY'S PORTFOLIO

The following table sets forth scheduled lease expirations for leases in effect as of December 31, 1999, for each of the next ten years for all of the Company's Properties. The tables assume that none of the tenants exercises renewal options or termination rights.

                                     TOTAL
                                NUMBER OF LEASES                                   ANNUALIZED BASE RENT (1)
     LEASING EXPIRING IN:           EXPIRING          GLA (SQ. FT.)            AMOUNT           PERCENT OF TOTAL
     --------------------           --------          -------------            ------           ----------------
             2000                     297                 749,913            $10,733,919               12.0%
             2001                     237                 572,591              8,517,743                9.5
             2002                     233                 643,940              9,812,297               10.9
             2003                     163                 662,972              8,227,275                9.2
             2004                     150                 655,251              7,603,772                8.5
             2005                      41                 388,878              3,865,450                4.3
             2006                      28                 291,532              2,232,299                2.5
             2007                      36                 901,415              8,224,361                9.2
             2008                      29                 468,609              4,785,484                5.3
             2009                      26                 128,081              1,703,341                1.9
          Thereafter                   83               2,010,379             23,998,181               26.8
                                       --               ---------             ----------               ----
                                    1,323               7,473,561            $89,704,122              100.0%
                                    =====               =========            ===========              ======

---------
(1) Annualized base rent is rent calculated by multiplying base rent for December 1999 by twelve.

BANKRUPTCY REMOTE PROPERTIES

Twenty-eight of the Company's Properties, having a net book value of approximately $515,952,000 at December 31, 1999 (collectively, the "Bankruptcy Remote Properties" and, each a "Bankruptcy Remote Property"), are wholly-owned by various "Bankruptcy Remote Entities" which are indirect subsidiaries of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its other affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its other affiliates or any other person or entity. Neither the Company nor any of its other affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity. The Bankruptcy Remote Properties and the Bankruptcy Remote Entities are listed below:


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

BPP/Crenshaw-Imperial, L.P.                          Crenshaw-Imperial Shopping Center, Inglewood, CA

BPP/Mountaingate, L.P.                               Mountaingate Plaza, Simi Valley, CA

BPP/Simi Valley, L.P.                                Simi Valley Plaza, Simi Valley, CA

BPP/Northwest Acquisitions, L.L.C.                   Design Market, Bellevue, WA
                                                     Fairwood Square, Renton, WA
                                                     Village East Shopping Center, Salem, OR

BPP/Golden State Acquisitions, L.L.C.                Creekside Shopping Center, Vacaville, CA
                                                     Sunset Center, Suisun City, CA
                                                     Discovery Plaza, Sacramento, CA
                                                     Summer Hills Shopping Center, Sacramento, CA
                                                     Arcade Square, Sacramento, CA
                                                     Prospector's Plaza, Placerville, CA
                                                     Stony Point Plaza (formerly Santa Rosa Value Center) Santa Rosa, CA
                                                     580 Marketplace, Castro Valley, CA
                                                     Gateway Plaza, Fremont, CA
                                                     Southampton Shopping Center, Benicia, CA
                                                     Silver Creek Plaza, San Jose, CA
                                                     Shasta Crossroads, Redding, CA
                                                     Centerwood Plaza, Bellflower, CA
                                                     Ralph's Center, Redondo Beach, CA
                                                     Westminster Center, Westminster, CA
                                                     Buena Vista Shopping Center, Duarte, CA
                                                     San Marcos Plaza, San Marcos, CA
                                                     Hallmark Town Center, Madera, CA
                                                     Menifee Town Center, Menifee, CA

BPP/Arrowhead, L.P.                                  Lake Arrowhead Plaza, Lake Arrowhead, CA

INDEBTEDNESS

The Company's total indebtedness at December 31, 1999, in the amount of approximately $538,830,000 is comprised of consolidated mortgage debt secured by interest in certain properties of $337,122,917, borrowings under secured and unsecured credit facilities of approximately $138,420,000, borrowings under construction facilities of approximately $48,220,000 and approximately $15,067,000 of obligations under various leases.

Mortgage Debt

The following table sets forth certain information regarding the Company's mortgage debt as of December 31, 1999:

--------------------------------------------- ----------------- ------------------------- ------------ ------------------
                                                 PRINCIPAL
                                                  BALANCE
                                                OUTSTANDING                                INTEREST         ANNUAL
PROPERTY                                          12/31/99            MATURITY DATE          RATE           PAYMENT
--------------------------------------------- ----------------- ------------------------- ------------ ------------------
Golden State Prop. (19 properties)(1)          $145,927,661           January 2008(2)         6.76%      $12,265,377
Plaza at Puente Hills (1)                        31,937,911           March 2004(2)           7.98         3,060,656
Valley Central Shopping Center(1)                24,508,246           March 2004(2)           7.98         2,348,661
Mountaingate Plaza (1)                           22,784,274           March 2006(2)           8.05         2,241,680
Lake Arrowhead Plaza(1)                          19,423,122           September 2011(2)       9.20         1,946,074
Gateway Center (previously Marin City)           16,486,563           October 2008(2)         7.39         1,492,976
Simi Valley Plaza (1)                            16,029,223           June 2026               8.98         1,579,268
Northwest Acquisitions (3 properties) (1)        15,861,069           December 2007(2)        7.45         1,348,345
City of Pleasant Hill Bonds                      14,085,000           August 2028             5.35           753,095
Richmond                                          6,746,052           January 2005(2)         9.50           755,280
Olympiad                                          6,009,118           October 2007(2)         7.49           549,326
Crenshaw Imperial(1)                              5,071,551           July 2010               8.80           534,952
Plaza de Monterey                                 3,913,380           September 2000(2)      10.13           447,360
Puget Park                                        2,451,572           July 2007(2)            8.38           267,384
San Diego Factory Outlet Center                   2,309,315           September 2006          8.67           453,138
Chambers Creek                                    1,527,944           February 2017(2)        8.00(3)        163,397
Pleasant Hill Redevelopment Agency                1,550,916           November 2004(2)       10.00           155 092
Silver Plaza                                        300,000           September 2001(2)       4.28                 0
Powell Note                                         200,000           November 2000(2)        0.00           200,000
                                               ------------                                               ----------
TOTAL                                          $337,122,917                                              $30,562,061
                                               ============                                               ==========

------------------
(1) "Bankruptcy Remote Property."
(2) Balloon payment at maturity.
(3) Adjusted annually at February 1.

Credit Facilities

At December 31, 1999, the Company had approximately $138,420,000 and $0 outstanding under credit facilities with CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation) and Union Bank, respectively. The following properties have been provided as collateral for the facility with CMF Capital Company, LLC: Fremont Hub, San Diego Factory Outlet Center, Hilltop Plaza, Santa Fe Springs, Meridian Village, Anacomp, Greentree Plaza, La Mancha Shopping Center, Santee Village Square, Keizer Creekside, Ontario Village Shopping Center, Scripps Ranch, Farmington Village, Mission Plaza, Central Shopping Center, Palms to Pines, Bear Creek Village, Park Manor, Cruces Norte, West Lancaster Plaza, James Village, Brickyard Plaza, and Bell Gardens. For a discussion concerning the Company's credit facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financing Activities."

Construction Facilities

At December 31, 1999, the Company had three construction loans outstanding with various banks. The Company had approximately $7,816,000 outstanding secured by the 1000 Van Ness property in downtown San Francisco. Borrowings under this loan bear interest at LIBOR plus 1.90% per annum, and it is scheduled to mature in December 2000. The Company also had approximately $35,188,000 outstanding secured by the Downtown Pleasant Hill shopping center. Borrowings under this loan bear interest at LIBOR plus 1.75% per annum, and it is scheduled to mature in November 2000. Finally, the Company had approximately $5,216,000 outstanding secured by the Cameron Park shopping center. Borrowings under this loan bear interest at LIBOR plus 2.25% per annum, and it is scheduled to mature in December 2000.

Lease Obligations

In addition, the Company is obligated under three leases in connection with the 1000 Van Ness property. At December 31, 1999, the present value of the related minimum lease payments is approximately $15,067,000. The net annual payment under these leases in 2000 is approximately $1,238,000.

For additional information concerning debt secured by the Company's Properties, reference is made to Notes 4 and 5 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The Properties of the Company owned at December 31, 1999 are described under
Item 1 "Business" and in Notes 2 and 3 to the Consolidated Financial Statements. The Company has entered into leases with third party landlords for the office space that it occupies for its regional offices (see Notes 11 and 15 to the Consolidated Financial Statements). Such leases are generally on commercially standard terms and do not involve any commitments which management believes are material to its operations or financial condition.

ITEM 3.  LEGAL PROCEEDINGS

On June 23, 1999, a class action lawsuit was filed in the Superior Court of the State of California, County of San Diego, against the Company and its Board of Directors. The complaint was purportedly filed on behalf of the public shareholders of the Company and alleged that the Board of Directors and the Company violated their fiduciary duties by adopting a shareholder rights agreement, responding to Schottenstein's proposal inappropriately, and adopting severance and other compensatory arrangements.

On September 9, 1999, plaintiffs moved for a preliminary injunction, asking the court to void the shareholder rights plan and rescind the severance agreements. Defendants opposed this motion. On November 22, 1999, the court denied plaintiffs' motion. On January 14, 2000, plaintiffs filed a notice of appeal from the court's ruling. The same day, plaintiffs also filed a Consolidated Amended Complaint, consolidating their complaint with a similar class action complaint that was filed against the same defendants on October 12, 1999. The Company believes the complaint is without merit and intends to vigorously defend against the lawsuit. However, there can be no assurance that such defense will be successful. If the Company does not prevail, the suit could render the shareholder rights plan ineffective, thereby making the Company more vulnerable to unsolicited acquisition proposals and increasing the possibility that the Company will have to allocate material amounts of financial and management resources to protect the Company from unwanted takeover attempts that may not maximize shareholder value.

On February 7, 2000, a derivative lawsuit was filed in the Superior Court of California, County of San Diego, by a purported shareholder, asserting claims on behalf of the Company. The complaint contains claims similar to those asserted in the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and four of its officers.

In 1999, a lawsuit was filed against the Company by a tenant of a Company owned property. The complaint alleges, among other things, misrepresentation regarding the use of the property. The tenant is seeking to recover funds that it claims to have invested in the property of $1,000,000 to $2,000,000. The Company believes this case is without merit and is vigorously defending itself against the allegations. Accordingly, the Company has not recorded any loss provision relative to damages sought by the tenant. Although the outcome of this lawsuit cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of this case will not have a materially adverse effect on the Company's financial statements or its business.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET DATA

Common Stock of the Company is listed on the New York Stock Exchange under the symbol "BPP". The following table sets forth the high and low sale prices of the Common Stock, as reported by the New York Stock Exchange and the per share common dividends paid by the Company for each calendar quarter during 1999 and 1998.

                                                                                                  COMMON
                                                                                                 DIVIDENDS
QUARTER ENDED                                   HIGH                      LOW                      PAID
-------------                                   ----                      ---                      ----
March 31, 1999                                $12.63                     $9.81                   $.2625
June 30, 1999                                  12.88                      9.50                    .2625
September 30, 1999                             12.94                     10.56                    .2625
December 31, 1999                              11.06                      8.69                    .2625

March 31, 1998                                $15.63                    $14.13                   $.2625
June 30, 1998                                  14.75                     13.69                    .2625
September 30, 1998                             14.81                     12.69                    .2625
December 31, 1998                              13.75                     11.63                    .2625

At December 31, 1999, there were approximately 2,156 holders of record of the Company's Common Stock.

The Company expects to continue its policy of paying regular quarterly cash dividends. However, dividend distributions are declared at the discretion of the Board of Directors and depend on actual Funds from Operations of the Company, its financial condition, capital requirements, the REIT provisions of the Internal Revenue Code and other factors that the Board of Directors deem relevant. The Board of Directors may modify the Company's dividend policy from time to time.

RECENT ISSUES OF UNREGISTERED SECURITIES

During the three months ended December 31, 1999, 7,250 units of the Operating Partnership, of which the Company is the general partner, were tendered for redemption by the holders thereof and the Company issued 7,250 shares of Common Stock in exchange therefore. No registration statement was necessary as the issuance did not involve a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read with Management's Discussion and Analysis of Financial Conditions and Results of Operations, which is included elsewhere in this Annual Report.

(in thousands except per share amounts)

                                                                             YEARS ENDED DECEMBER 31,
OPERATING STATEMENT DATA                                  1999           1998           1997          1996           1995
                                                          ----           ----           ----          ----           ----
TOTAL REVENUES                                        $  132,810     $  131,723       $ 68,174      $ 47,314       $ 48,669
                                                      ==========     ==========       ========      ========       ========


Income (Loss) From Operations                         $   14,606     $   25,434       $ 12,899      $  9,892       $(14,951)
Gain (Loss) on Sales of Real Estate                       10,371         (1,814)         5,896         2,298          2,233
Minority Interest                                         (5,024)        (4,864)           (45)          (35)             -
                                                      ----------     ----------       --------      --------       --------
Net Income (Loss) Before Extraordinary
   Item and Cumulative Effect of a Change
   In Accounting Principle                            $   19,953     $   18,756       $ 18,750      $ 12,155       $(12,718)
Loss from Early Extinguishment of Debt                         -              -            (52)         (884)             -
Cumulative Effect of a Change in Accounting
Principle                                                 (1,866)             -              -             -              -
                                                      ----------     ----------       --------      --------       --------
Net Income (Loss)                                     $   18,087     $   18,756       $ 18,698      $ 11,271       $(12,718)
Dividends Paid to Preferred Stockholders                  (5,600)        (5,600)             -             -              -
                                                      ----------     ----------       --------      --------       --------
Income (Loss) Available to Common Stockholders        $   12,487     $   13,156       $ 18,698      $ 11,271       $(12,718)
                                                      ==========     ==========       ========      ========       ========

Earnings Per Share (Basic):
Income (Loss) Before Extraordinary Item And
   Cumulative Effect of a Change in  Accounting
   Principle                                          $     0.45     $     0.44       $   0.88      $   0.71       $  (0.75)
Extraordinary Item                                             -              -              -         (0.05)             -

Cumulative Effect of a Change in Accounting
Principle                                                  (0.06)             -              -             -              -
                                                      ----------     ----------       --------      --------       --------
Income (Loss) Available to Common Stockholders        $     0.39     $     0.44       $   0.88      $   0.66       $  (0.75)
                                                      ==========     ==========       ========      ========       ========

Earnings Per Share (Diluted):
Income (Loss) Before Extraordinary Item And
   Cumulative Effect of a Change in Accounting
     Principle                                        $     0.45     $     0.44       $   0.87      $   0.71       $  (0.75)
Extraordinary Item                                             -              -              -         (0.05)             -
Cumulative Effect of a Change in  Accounting
     Principle                                             (0.06)             -              -             -              -
                                                      ----------     ----------       --------      --------       --------
Income (Loss) Available to Common Stockholders        $     0.39     $     0.44       $   0.87      $   0.66       $  (0.75)
                                                      ==========     ==========       ========      ========       ========

DIVIDENDS PAID-COMMON                                 $   33,717     $   31,310       $ 21,856      $ 17,113       $ 22,564
                                                      ==========     ==========       ========      ========       ========

DIVIDENDS PAID PER SHARE - COMMON                     $     1.05     $     1.05       $   1.00      $   1.00       $   1.33
                                                      ==========     ==========       ========      ========       ========

TAXABLE INCOME PER SHARE - ORDINARY                   $     0.65     $     0.65       $   0.93      $      -       $   0.59
                                                      ==========     ==========       ========      ========       ========

TAXABLE INCOME PER SHARE - CAPITAL GAIN               $     0.05     $       -        $     -       $     -        $   0.17
                                                      ==========     ==========       ========      ========       ========
BALANCE SHEET DATA
Total Assets                                          $1,035,015     $1,114,176       $943,795      $356,195       $327,770
Total Notes Payable                                   $  400,410     $  394,029       $369,511      $105,552       $ 92,173
Line of Credit Advances                               $  138,420     $  180,999       $180,869      $ 72,900       $ 24,933
Convertible Subordinated Debentures                   $        -     $        -       $      -      $      -       $ 25,700
Number of Common Shares
   Outstanding at Year End                                32,274         31,954         23,449        17,096         17,082
Weighted Average Number of Shares-
   Basic                                                  32,062         29,864         21,335        17,085         17,016
Weighted Average Number of Shares-
   Diluted                                                32,062         30,001         21,521        17,129         17,020

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. Historical results and percentage relationships set forth in the consolidated statements of income contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. Unless the context otherwise requires, references herein to the Company include Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") and the other directly and indirectly owned subsidiaries of the Company. Effective in the fourth quarter of 1997, the Company formed the Operating Partnership and transferred the fee or beneficial interest in substantially all of its assets to the Operating Partnership or subsidiaries of the Operating Partnership, thereby becoming what is commonly referred to as an "UPREIT."

The Company's strategic focus is the acquisition, rehabilitation, development, and operation of retail shopping centers nationwide. At December 31, 1999, the Company owned interests in 62 retail shopping centers, 61 of which were fully operational, and one of which is being developed. Forty-seven of the properties are located in California, nine in Washington, three in Oregon, two in New Mexico, and one in Utah. At December 31, 1999, the Company also owned two office/industrial properties located in Southern California, which are considered non-strategic.

RESULTS OF OPERATIONS

COMPARISON OF 1999 TO 1998. NET INCOME available to common stockholders for 1999 totaled $12,487,000 compared with $13,156,000 in 1998. Net income for 1999 included a net gain on sales of real estate of $10,371,000, while net income for 1998 included a net loss on sales of real estate of $1,814,000. Net income for 1999 was unfavorably impacted by a $1,353,000 restructuring charge related to the Company's decision to outsource its property management function to third-party providers, $748,000 in costs associated with the abandonment of certain prospective acquisition transactions, $4,548,000 of costs associated with the unsolicited proposal from Schottenstein Stores Corporation ("Schottenstein") and certain of its affiliates, $2,200,000 in impairment write-offs related to the sales of two office building properties, and $1,866,000 recognized as the cumulative effect of a change in accounting principle. If these one-time charges were excluded, income before gain (loss) on sales of real estate, extraordinary item and before income allocated to minority interest was $23,455,000 compared with $25,434,000 in 1998. Distributions on the Series 1997-A Convertible Preferred Stock (the "Series A Preferred Stock") amounted to $5,600,000 in 1999 and 1998, while income allocated to minority interest increased to $5,024,000 compared with $4,864,000 in 1998.

TOTAL REVENUES increased $1,087,000 to $132,810,000 from $131,723,000 in 1998.
This increase is primarily attributable to an increase in fee income of approximately $4,409,000 related to the activity in BPP Retail, LLC ("BPP Retail"), the Company's joint venture with the State of California Public Employees' Retirement System ("CalPERS"), and the acquisition of 14 shopping centers, most of which were acquired in the third and fourth quarters of 1998. These increases were partially offset by a decrease in lease termination fees of approximately $2,200,000 and a decrease in rental revenues due to the 1999 disposition activity and the contribution of properties to the CalPERS joint venture. Total revenues were also impacted by delays in new store openings and flat year-to-year same store performance. In December 1999,

SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" was issued. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including contingent rental income. Contingent rental revenue from tenants should be recognized as revenue only after the tenants exceed their sales breakpoint. The Company will be required to adopt SAB 101 in the first quarter of 2000. Revenues for the year ended December 31, 1999 would have been reduced by approximately $236,000 if the Company reversed the percentage rent for the tenants which had not exceeded their sales breakpoint at December 31, 1999.

RENTAL OPERATING EXPENSES increased $758,000 to $36,607,000 from $35,849,000 in 1998. This increase is primarily attributable to the 1998 acquisition activity, partially offset by the 1999 disposition activity and the contribution of properties to the CalPERS joint venture.

PROVISION FOR BAD DEBT increased $537,000 to $1,231,000 from $694,000 in 1998.

INTEREST EXPENSE increased $761,000 to $36,391,000 from $35,630,000 in 1998. The increase in interest expense is primarily attributable to an increase in interest rates during 1999. Average debt outstanding in 1999 was approximately $571,616,000, as compared to approximately $545,863,000 in 1998. Total debt outstanding (exclusive of $14,605,000 of fixed rate mortgage debt in unconsolidated subsidiaries) on December 31, 1999 and the related weighted average interest rate were $538,830,000 and 7.73%, respectively, compared with $575,028,000 and 7.49%, respectively, on December 31, 1998. Interest capitalized in conjunction with development and expansion projects was $6,156,000 in 1999, compared with $6,518,000 in 1998.

DEPRECIATION AND AMORTIZATION EXPENSES decreased $425,000 to $28,182,000 in 1999 from $28,607,000 in 1998. This decrease is primarily attributable to the disposition activity in 1999 and the contribution of properties to the CalPERS joint venture, partially offset by the acquisition activity in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES increased $2,298,000 to $8,021,000 in 1999 from $5,723,000 in 1998. This increase is primarily attributable to costs associated with the increased level of activity in the CalPERS joint venture. The increase in these costs is offset by the aforementioned fee income derived from the CalPERS joint venture.

INCOME FROM UNCONSOLIDATED SUBSIDIARIES increased $863,000 to $1,077,000 from $214,000 in 1998. This increase is attributable to the growth in the CalPERS joint venture.

GAIN ON SALES OF REAL ESTATE. During 1999, the Company sold five shopping centers, two office buildings, and its interest in the CalPERS joint venture at a net gain of $10,371,000, compared with the sale of two non-core properties in 1998 at a net loss of $1,814,000.

Income allocated to MINORITY INTEREST increased $160,000 to $5,024,000 in 1999 from $4,864,000 in 1998. This increase reflects the issuance of common operating partnership units as a portion of the consideration for certain acquisitions in 1998.

COMPARISON OF 1998 TO 1997. NET INCOME available to common stockholders for 1998 totaled $13,156,000 compared with $18,698,000 in 1997. Net income for 1998 included a loss of $1,814,000 on the sale of two non-core properties, while net income for 1997 included a net gain of $5,896,000 on the sale of three non-core properties. Income before gain (loss) on the sales of real estate, extraordinary item and before income allocated to minority interest increased from $12,899,000 to $25,434,000. Distributions on the Series A Preferred Stock amounted to

$5,600,000, while income allocated to minority interest increased to $4,864,000 from $45,000 in 1997.

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

ACQUISITIONS AND DEVELOPMENTS

During 1999, all of the Company's acquisition activity took place in the joint venture with CalPERS. During 1998, the Company acquired interests in 14 shopping centers aggregating 1,017,000 square feet of Company-owned GLA (gross leasable area) for an aggregate purchase price of approximately $98,343,000.

During 1999, the Company substantially completed the construction of a market and promotional anchored shopping center located in Pleasant Hill, California. The project contains approximately 355,000 square feet of Company-owned GLA and has a projected net cost at completion of approximately $82,000,000 (including land acquisition costs). During 1999, the Company began the renovation of the Fremont Hub, an existing market and promotional anchored shopping center located in Fremont, California. Total cost of the renovation is estimated to be approximately $22,000,000. During 1999, the Company began the renovation of the Cameron Park Shopping Center, an existing market anchored shopping center located in Cameron Park, California. Total net cost of the renovation is estimated to be approximately $11,400,000.

DISPOSITIONS

It is the Company's policy to dispose of non-strategic properties when satisfactory sales proceeds are available. Consistent with these policies, the Company sold five shopping centers and two office properties during 1999. In July 1999, the Company sold Wiegand Plaza, Mesa Shopping Center, Independence Square, and Poway Village Shopping Center for aggregate sale proceeds of approximately $44,400,000, resulting in a gain of approximately $8,620,000. In August 1999, the Company disposed of the Ruffin Village shopping center for approximately $3,500,000, resulting in a gain of approximately $1,149,000. In October 1999, the Company sold the Bergen Brunswig office building for approximately $19,250,000, resulting in a gain of approximately $71,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,200,000 in the second quarter of 1999. In December 1999, the Company sold the Marcoa Publishing office building for approximately $2,800,000, resulting in a net loss of approximately $78,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,000,000 in the third quarter of 1999.

The Company, through a subsidiary, entered into a Purchase and Sale Agreement with Holliday Development, L.P. ("Holliday"), whereby the Company would be reimbursed by Holliday for all of the Company's costs and expenses (the "Reimbursable Costs") incurred at the direction of Holliday, in connection with the acquisition and construction of the residential portion of 1000 Van Ness (one of the Martin Properties, see Note 2 to the Consolidated Financial Statements). The agreement stipulated that the Reimbursable Costs were to be paid to the Company in several successive transactions which coincided with the sale of the residential units to third parties. During 1999, the Company was paid the remainder of the Reimbursable Costs, approximately $7,450,000. Upon receipt of the final payment of the Reimbursable Costs (which totaled approximately $18,200,000) the Company conveyed all of the unsold residential units. The Company's president and chief executive officer owned approximately 35% of the outstanding equity of Holliday. In addition, the Company's former director of development owned approximately a 14% interest in Holliday.

In August 1998, the Company sold the parking garage of its 1000 Van Ness project for approximately $13,125,000. No gain or loss resulted from this sale. In December 1998, the Company disposed of the remaining portion of the Plaza Rancho Carmel shopping center for approximately $2,420,000, resulting in a loss of approximately $1,814,000.

INVESTMENTS IN JOINT VENTURE

During 1998, the Operating Partnership and CalPERS formed BPP Retail for the purpose of entering into a joint venture to acquire neighborhood, community, promotional, and specialty shopping centers. At December 31, 1998, the Company had not yet contributed equity to the joint venture.

During 1999, the joint venture acquired interests in 26 shopping centers for an aggregate purchase price of approximately $577,300,000. These acquisitions were funded through approximately $360,600,000 of unsecured indebtedness, and approximately $216,700,000 of capital contributed by CalPERS.

During 1999, the Operating Partnership contributed five shopping centers to the joint venture valued at approximately $51,600,000.

In December 1999, the Company and CalPERS made certain modifications to the BPP Retail arrangement. As part of the modifications, the Company exchanged substantially all of its equity interest in BPP Retail for consideration having a total value of approximately $39,400,000. In addition, as part of the modifications, the Company contributed two properties to the joint venture at a value of approximately $18,900,000.

Concurrently with these contributions, the Company withdrew approximately $12,800,000 in cash from the joint venture, and the joint venture assumed approximately $6,100,000 in existing mortgage debt associated with one of the two contributed properties. The Company recognized a net gain of $609,000 as a result of the modifications, and cash proceeds were used to reduce outstanding indebtedness and for general working capital purposes. The Company will continue to serve as the manager of BPP Retail's assets and is entitled to receive fees for asset management, leasing, acquisition, and disposition activities, but will no longer be eligible for the incentive fee attributable to increases in asset values. In addition, if the Company proposes to acquire ownership of a non-regional mall retail center (e.g., grocery store/drug store, neighborhood shopping center) that satisfies certain specified investment objectives of CalPERS, it must first be offered to BPP Retail and presented to CalPERS' staff for consideration and then rejected before the Company may undertake such opportunity.

Because the amount of potential fee income that the Company may earn through its arrangement with CalPERS could approach or exceed 5% of its gross revenues for calendar year 2000, to maintain its status as a REIT it was necessary for the Company to assign to BPP Services, Inc., a Maryland corporation, its rights and obligations to perform asset management services and leasing services on behalf of BPP Retail and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. In order to satisfy the REIT provisions of the Internal Revenue Code, in calendar year 2000 the Company may not, directly or indirectly, own more than 10% of the voting stock of BPP Services, Inc. Accordingly, the Operating Partnership owns 1% of the outstanding voting stock of BPP Services, Inc. and the remaining 99% is owned equally by the Company's five senior executive officers. However, including the shares of non-voting stock, the Operating Partnership owns 95% of the outstanding equity and economic interest of BPP Services, Inc. and the executive officers own a 5% interest. In accordance with recently enacted legislation, the Company anticipates that, on or after January 1, 2001, it will cause BPP Services, Inc. to elect to become a "taxable REIT subsidiary" in which case the Operating Partnership will have the option to acquire the remaining 5% of the equity that it does not currently own.

FUNDS FROM OPERATIONS

The Company considers FUNDS FROM OPERATIONS ("FFO") to be a relevant supplemental measure of the performance of an equity REIT since such measure does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. Consistent with the standards established in the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995, the Company defines FFO as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales of property and non-recurring items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs, and it therefore may not be comparable to FFO as calculated by such other REITs.
FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions, needed capital replacements or expansions, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and information included elsewhere in this report.

In 1999, diluted FFO decreased approximately $1,015,000 to $51,007,000 as compared with $52,022,000 in 1998. This decrease was net of several effects, but was primarily attributable to asset dispositions in 1999, delays in new store openings, delays in the completion of development and rehabilitation projects, a decrease in lease termination fees, a slight decrease in same-store performance, and an increase in general and administrative expense, offset by an increase in fee income earned from BPP Retail. In 1998, diluted FFO increased $24,968,000 to $52,022,000, compared with $27,054,000 in 1997. This increase was net of several effects, but was primarily attributable to the acquisition activity during the last quarter of 1997 and 1998. The Company's calculation of basic and diluted FFO is as follows (in thousands):

                                                                                   FOR THE YEAR ENDED
                                                                              ----------------------------
                                                                              1999        1998        1997
                                                                              ----        ----        ----
Income Available to Common Stockholders                                     $12,487     $13,156     $18,698
Adjustments:
(Gain) Loss on Sales of Real Estate                                         (10,371)      1,814      (5,896)
Depreciation and Amortization of Real Estate and
  Tenant Improvements                                                        27,552      26,588      14,155
Restructuring Charge                                                          1,353           -           -
Cumulative Effect of a Change in Accounting Principle                         1,866           -           -
Abandoned Acquisition Costs                                                     748           -           -
Costs Associated with  Unsolicited  Proposal and Pursuit of Strategic
Alternatives                                                                  4,548           -           -
Impairment Write-Off                                                          2,200           -           -
Early Extinguishment of Debt                                                      -           -          52
                                                                            -------     -------     -------
Funds from Operations - Basic                                                40,383      41,558      27,009
                                                                            -------     -------     -------
Adjustments:
Dividends Paid to Preferred Stockholders                                      5,600       5,600           -
Minority Interest                                                             5,024       4,864          45
                                                                            -------     -------     -------
Funds from Operations - Diluted                                             $51,007     $52,022     $27,054
                                                                            =======     =======     =======

CASH FLOWS

COMPARISON OF 1999 TO 1998. Cash and cash equivalents were $11,119,000 and $20,873,000 at December 31, 1999 and 1998, respectively. Cash and cash equivalents decreased $9,754,000 during 1999 compared with an increase of $14,032,000 in 1998. The decrease is due to a $5,983,000 decrease in net cash provided by operating activities from $51,119,000 to $45,136,000 and a $135,520,000 decrease in net cash provided by financial activities, offset by a $117,717,000 increase in net cash provided by investing activities. The principal reasons for the decrease in net cash provided by operating activities of $5,983,000 are the disposition of assets, the costs associated with the unsolicited proposal, and the restructuring charge as discussed in the "Results of Operations" above. The decrease in net cash provided by financial activities of $135,520,000 is primarily attributable to a decrease of $20,906,000 in net borrowings, resulting from a decrease in acquisition activity and repayment of debt from asset sales, and a decrease in proceeds from the issuance of common stock of $112,941,000. The increase in net cash provided by investing activities of $117,717,000 is primarily attributable to a decrease in acquisitions of real estate and capital improvements of $47,800,000, an increase in proceeds from sale of real estate of $69,787,000, and an net increase in advances/capital distributions from unconsolidated subsidiaries of $7,157,000.

COMPARISON OF 1998 TO 1997. Cash and cash equivalents were $20,873,000 and $6,841,000 at December 31, 1998 and 1997, respectively. Cash and cash equivalents increased $14,032,000 during 1998 compared with an increase of $2,746,000 in 1997. The increase is due to a $22,147,000 increase in net cash provided by operating activities from $28,972,000 to $51,119,000 and a $284,467,000 decrease in net cash used by investing activities from $388,440,000 to $103,973,000, offset by a $295,328,000 decrease in net cash provided by financing activities from $362,214,000 to $66,886,000. The principal reasons for the increase in cash provided by operating activities of $22,147,000 are discussed in "Results of Operations" above. The decrease in net cash used in investing activities of $284,467,000 is primarily attributable to a decrease in acquisitions of real estate and capital improvements of $297,761,000, reimbursements of development costs of $11,362,000, and an advance from joint venture partner of $22,195,000, offset by a decrease in proceeds from sales of real estate of $49,923,000. The decrease in net cash provided by financing activities of $295,328,000 is primarily attributable to a decrease of $316,681,000 in net borrowings resulting from the decrease in acquisition activity, an increase in dividends paid of $15,054,000, and an increase in distributions to minority interests of $5,373,000, offset by an increase in proceeds from the issuance of common stock of $39,807,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that the combination of cash flows from operating activities and borrowings under its credit facilities will continue to provide adequate capital for all required payments on the Company's notes payable, binding capital expenditure obligations and tenant improvements, distributions to minority interest holders, and Series A Preferred Stock dividends, as well as Common Stock dividend payments in amounts sufficient to maintain the Company's qualification as a REIT through the end of 2000. However, in order to maintain appropriate levels of indebtedness and to provide the Company with additional liquidity and financial flexibility, the Company intends to fund certain of these commitments with the proceeds from the sales of assets if appropriate opportunities arise. The Company cannot provide assurance that it will be able to complete the sale of any assets or that such assets can be sold on terms that are satisfactory. In addition, the Company would require additional sources of capital to finance the acquisition and development of additional properties. Sources of this additional capital may include available cash, borrowings under credit facilities and mortgage indebtedness, proceeds from sales of assets, the sale of interests in certain properties to third parties, the issuance of Operating Partnership units to contributors of properties and, to the extent market conditions permit, the issuance of debt or equity securities. However, there can be no assurances that capital necessary to finance future acquisitions or developments of properties will be available on acceptable terms or at all. See "Financing Activities" below. The Company satisfied its REIT requirement under the Internal Revenue Code by distributing at least 95% of ordinary taxable income with distributions to stockholders of $39,317,000 in 1999, of which $5,600,000 was to holders of Series A Preferred Stock and $33,717,000 to holders of Common Stock. Accordingly, federal income taxes were not incurred at the corporate level.

FINANCING ACTIVITIES

The acquisitions and developments described above were financed through cash provided from operating activities, borrowings under revolving credit facilities, new mortgages, mortgages assumed, construction loans, issuances of Operating Partnership units, and issuances of Series A Preferred Stock and Common Stock of the Company. Total debt outstanding at December 31, 1999 was $538,830,000, compared with $575,028,000 at December 31, 1998.

The Company currently maintains a credit facility (the "GE Facility") with CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation) in the amount of $176,263,000, which is secured by various mortgages. At December 31, 1999, borrowings of approximately $138,420,000 were outstanding. Borrowings under the GE Facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum. The GE Facility is scheduled to mature in November 2000, and is subject to various loan covenants. The Company intends to either refinance the GE Facility with CMF Capital Company, LLC or replace the facility with another lender prior to the maturity date. The Company also maintains a $5,000,000 unsecured revolving credit facility with a lender (the "Union Bank Facility"). At December 31, 1999, there was nothing borrowed on this facility. The Union Bank Facility bears interest at a rate of LIBOR plus 2.00% per annum and is scheduled to mature in September 2000.

At December 31, 1999, the Company had three construction loans outstanding with various lenders (the "Construction Facilities"). The Company had approximately $7,816,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. Borrowings under this loan bear interest at LIBOR plus 1.90% per annum, and it is scheduled to mature in December 2000. The Company also had approximately $35,188,000 of outstanding indebtedness secured by the Downtown Pleasant Hill shopping center. Borrowings under this loan bear interest at LIBOR plus 1.75% per annum, and it is scheduled to mature in November 2000. Finally, the Company had approximately $5,216,000 of outstanding indebtedness secured by the Cameron Park shopping center. Borrowings under this loan bear interest at LIBOR plus 2.25% per annum, and it is scheduled to mature in December 2000. The Company believes that the funds provided from these Construction Facilities will be materially sufficient to complete these projects. Prior to the maturity of these loans, the Company intends to either refinance or replace them with traditional mortgage financing.

In March 1998, the Company issued 8,440,500 shares of Common Stock and received net proceeds of approximately $112,471,000, which was used primarily to reduce debt.

Portions of the consideration for seven shopping centers acquired during 1998 consisted of 1,195,007 Common Units of the Operating Partnership. Subject to the satisfaction of certain conditions, each Common Unit is exchangeable on a 1-for-1 basis for a share of Common Stock of the Company.

At December 31, 1999, the Company's capitalization consisted of $538,830,000 of debt (excluding the Company's proportionate share of unconsolidated subsidiary mortgage debt of $14,605,000), $120,000,000 stated value of Series A Preferred Stock and Series 1997-A Preferred Units of the Operating Partnership, and $317,659,000 of market equity (market equity is defined as (a) the sum of (i) outstanding shares of Common Stock of the Company and (ii) outstanding Common Units of the Operating Partnership, held by partners of the Operating Partnership other than the Company, multiplied by (b) the closing price of the shares of Common Stock on the New York Stock Exchange at December 31, 1999 of $9.38), resulting in total debt plus equity capitalization of $976,489,000 and a ratio of debt to total capitalization of 0.55 to 1.0. Comparable ratios at December 31, 1998 and 1997 were 0.52 to 1.0 and 0.53 to 1.0, respectively. At December 31, 1999, the Company's total debt consisted of $350,662,000 of fixed rate debt and $188,168,000 of variable rate debt.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings and private placements of debt and equity securities. At December 31, 1999, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to the possible sale of up to an aggregate of $202,144,000 of equity securities.

COSTS ASSOCIATED WITH UNSOLICITED PROPOSAL AND PURSUIT OF STRATEGIC ALTERNATIVES

On June 7, 1999, the Company received an unsolicited proposal from Schottenstein and certain of its affiliates to negotiate a business combination in which the Company would be merged into an acquisition affiliate of Schottenstein and the holders of the Company's Common Stock would receive $13 per share. The proposal was subject to a number of conditions, including completion of due diligence satisfactory to Schottenstein, obtaining new senior debt financing, and the assumption of certain outstanding indebtedness of the Company. The proposed transaction was also made conditional upon approval of the Company's stockholders and the holders of units in the Company's Operating Partnership. On July 12, 1999, Schottenstein increased its contingent proposal to $13.50 per share.

On July 23, 1999, after an extensive evaluation of the Schottenstein proposal and after receiving advice from Goldman, Sachs & Co., Inc., the Company's Board of Directors concluded that it would not be in the best interest of the Company's Common Stockholders to accept the proposal and unanimously voted to reject Schottenstein's proposal.

On November 12, 1999, the Company announced that its Board of Directors had instructed management and Goldman, Sachs & Co., Inc. to actively pursue a full range of strategic alternatives in order to maximize stockholder value. The Company also announced that it had commenced the active marketing of certain properties to provide additional liquidity and financial flexibility.

On February 15, 2000, the Company announced that it had completed the initial phase of this process. In this regard, the Company has entered into numerous confidentiality agreements with potential bidders and the Company is exchanging additional information with certain parties that submitted preliminary proposals to engage in business combinations.

In connection with the evaluation of the Schottenstein proposal, the Company's pursuit of all of its strategic alternatives and the Company's defending against certain litigation incidental to the foregoing described herein under "Part I,
Item 2 - Legal Proceedings," the Company has incurred, and expects that it will continue to incur, significant costs for financial, advisory, legal, and other services. Through December 31, 1999, the Company had incurred approximately $4,548,000 of these related costs.

RESTRUCTURING

On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third-party providers. The Company estimated and recorded in the first quarter of 1999 a restructuring charge of $1,500,000. This outsourcing is expected to benefit the Company in several ways. First, it enables the Company to more efficiently enter and exit selected markets and assets as opportunities present themselves. This ability is key to the Company's focus on maximizing the return on invested capital. Second, it allows the Company to establish strategic relationships with national property management companies as well as local providers. These relationships should benefit the Company with increased opportunities and improved services. Third, it allows the management team to focus more time on value-added activities that should help to improve the Company's financial position. The outsourcing resulted in an approximately 26% reduction in the Company's workforce and the closure of three of its property management offices. The anticipated monthly recurring costs of outsourcing to third-party providers are estimated to be approximately the same as the current recurring internal costs ($250,000).

The restructuring charge is primarily attributable to personnel related costs for the employees subject to the restructuring and the costs associated with reducing and eliminating offices, furniture and equipment. The personnel related costs include severance benefits, the Company's portion of related payroll taxes, insurance and 401(k) plan contributions. During the week of March 22, 1999, all 37 employees in the Company's property management department were notified of the terms of their benefits package. The personnel costs comprised approximately one-half ($750,000) of the total reserve.

The costs attributable to reducing and eliminating offices include lease termination fees, rental losses for vacated office spaces (offset by sub-leases) and tenant improvements, and design fees attributable to abandoned office space. The costs attributable to reducing and eliminating offices comprised approximately one-third ($500,000) of the total reserve. The costs associated with reducing and eliminating furniture and equipment included the write-off of the net book value of the furniture and equipment for terminated employees to the extent that these assets could not be redeployed in other functional areas of the Company. The costs attributable to eliminating the furniture and equipment were approximately one-sixth ($250,000) of the total reserve.

During the quarter ended September 30, 1999, the Company completed the hiring of its third-party providers, its planned reduction in workforce, and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of reserve during the quarter ended September 30, 1999. At December 31, 1999, the remaining reserve for personnel related costs ($10,000) represented funds needed for consultants hired to assist with the transition to third-party managers. At December 31, 1999, remaining reserve for office closures ($317,000) represented future obligated lease payments for corporate offices which were closed, offset by future receipts for sub-leases entered into with the Company for the related closed office spaces (See Note 15). The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it, and the portion of the reserve that was reversed at December 31, 1999:

                                                                                              RESTRUCTURING
                                             ORIGINAL                                            RESERVE
                                           RESTRUCTURING    EXPENDITURES                       DECEMBER 31,
                                              RESERVE         APPLIED      RESERVE REVERSED        1999
                                          ---------------- --------------- ----------------- -----------------
Personnel Related Costs                   $    750,000    $   (620,000)    $   (120,000)         $  10,000
Office Closures                                500,000        (283,000)         100,000            317,000
Write-off of Furniture and Equipment           250,000        (123,000)        (127,000)                 -
                                          ------------    ------------     ------------          ---------
Total                                     $  1,500,000    $ (1,026,000)    $   (147,000)         $ 327,000
                                          ============    ============     ============          =========

YEAR 2000 ISSUES

Although we have not experienced any material problems related to Year 2000 issues, we may experience delayed effects of Year 2000 issues, which may disrupt our operations.

Year 2000 computer issues concern the inability of computer systems to accurately calculate, store, or use data after December 31, 1999. These computer issues may cause our computer systems, or those of our business partners, to process financial and operational information incorrectly. We have taken action over the past year to identify and correct these problems.

We believe that our internal systems were Year 2000 compliant at December 31, 1999 and, to date, we have not experienced any problems related to Year 2000 issues. It is possible, however, that we may experience delayed effects of Year 2000 issues in the next several months. We cannot assure that our operations have not been, or will not be affected by Year 2000 issues in a manner that has not become apparent to us or that may arise in the future. If our efforts or the efforts of our business partners failed to adequately address Year 2000 issues, we could incur costs to correct affected systems. While our Year 2000 compliance efforts may involve additional costs, we believe that these costs would not have a material impact on our financial results. The Company incurred third-party costs of approximately $50,000 related to Year 2000 issues.

EFFECTS OF INFLATION

Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes, and insurance, thereby reducing the Company's exposure to increases in these operating expenses resulting from inflation to the extent that its properties are occupied. The Company periodically evaluates its exposure to short-term interest rates and may, from time to time, enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate loans.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Annual Report may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the competitive environment in the retail industry, national and local economic conditions, changes in prevailing interest rates and in the availability of debt and equity capital, the illiquidity of real estate investments in general, bankruptcy and financial condition of tenants, and environmental risks. Reference is made to FORWARD-LOOKING STATEMENTS AND CERTAIN RISK FACTORS contained elsewhere in this 1999 Annual Report on Form 10-K for a further discussion of these and other factors that might cause actual results to differ materially from those set forth in the forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company is exposed to interest rate changes primarily as a result of the GE and Union Bank Facilities used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio. From time to time, the Company replaces borrowings under its credit facilities with proceeds from the sale of Common Stock, the sale of assets, or proceeds from long-term fixed rate mortgages secured by the Company's real estate. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may in the future enter into derivative financial instruments such as interest rate swaps, caps, and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and financing requirements. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. At December 31, 1999, the Company's long-term debt primarily consisted of fixed rate secured mortgage indebtedness, variable rate Construction Facilities, variable rate secured mortgage indebtedness, fixed rate lease obligations, and two variable rate credit facilities. The average interest rate on the $335,596,000 of secured mortgage indebtedness outstanding at December 31, 1999 was approximately 7.48%, with maturities at various dates through 2028. The fixed rate lease obligations are in connection with the historic portion of the Company's 1000 Van Ness project, and at December 31, 1999, the present value of the related minimum lease payments was approximately $15,067,000. The weighted average interest rate on the $48,220,000 of borrowings under the Construction Facilities at December 31, 1999 was approximately 7.69%, with maturities at various dates throughout 2000. The balance outstanding and interest rate on the variable secured indebtedness at December 31, 1999 were approximately $1,528,000 and 8.00%, respectively, and is scheduled to mature in 2017. The weighted average interest rate on the GE Facility at December 31, 1999 was approximately 8.30%. The GE Facility, with an outstanding balance at December 31, 1999 of approximately $138,420,000, matures in November 2000. There was no outstanding indebtedness under the Union Bank Facility at December 31, 1999. The carrying value of the GE and Union Bank Facilities, Construction Facilities, and variable rate secured mortgage loan at December 31, 1999 approximate their fair values.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt at December 31, 1999 (dollars in thousands):

                                         FIXED RATE                                   VARIABLE RATE
                        ---------------------------------------------- --------------------------------------------
                               DOLLARS              AVERAGE RATE             DOLLARS             AVERAGE RATE
                        ----------------------- ---------------------- -------------------- -----------------------
    2000                      $  9,074                  8.47%               $186,685                 8.14%
    2001                         5,719                  7.34                      47                 8.00
    2002                         5,854                  7.52                      51                 8.00
    2003                         6,323                  7.52                      55                 8.00
    2004                        70,724                  7.82                      60                 8.00
    Thereafter                 252,968                  7.37                   1,270                 8.00
                              --------                  ----                --------                 ----
    Total                     $350,662                  7.49%               $188,168                 8.14%
                              ========                  ====                ========                 ====

    Fair Value                $340,546
                              ========

As the table incorporates only those exposures that exist at December 31, 1999, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial statements. As noted in the table above, the Company had approximately $188,168,000 in variable rate debt outstanding at December 31, 1999. Based on these year-end debt levels, a hypothetical 1.0% increase in interest rates would increase the Company's interest expense by approximately $1,882,000 on an annual basis, and likewise decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated changes discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Burnham Pacific Properties, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burnham Pacific Properties, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1999 Burnham Pacific Properties, Inc. adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", and reported it as a cumulative effect of a change in accounting principle in the 1999 consolidated financial statements.



//Deloitte & Touche LLP//
San Diego, California
March 1, 2000

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                      (in thousands, except share amounts)

                                                                                   1999               1998
                                                                                   ----               ----
ASSETS
Real Estate                                                                     $1,036,294         $1,137,779
Less Accumulated Depreciation                                                      (65,494)           (79,837)
                                                                                ----------         ----------
Real Estate-Net                                                                    970,800          1,057,942
Real Estate Held for Sale                                                            8,737                  -
Cash and Cash Equivalents                                                           11,119             20,873
Restricted Cash                                                                      9,827              7,737
Receivables-Net                                                                      8,413              7,697
Investment in Unconsolidated Subsidiaries                                            3,650              3,438
Other Assets                                                                        22,469             16,489
                                                                                ----------         ----------
  Total                                                                         $1,035,015         $1,114,176
                                                                                ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable and Other Liabilities                                          $   29,224         $   50,572
Tenant Security Deposits                                                             2,606              2,982
Notes Payable                                                                      400,410            394,029
Line of Credit Advances                                                            138,420            180,999
                                                                                ----------         ----------
Total Liabilities                                                                  570,660            628,582
                                                                                ----------         ----------

Commitments and Contingencies

Minority Interest                                                                   66,350             70,217
                                                                                ----------         ----------

Stockholders' Equity:
Preferred Stock,  Par Value  $.01/share,  5,000,000 Shares  Authorized,
4,800,000  Shares  Designated as Series 1997-A  Convertible  Preferred,
2,800,000 Shares Outstanding at December 31, 1999 and December 31, 1998                 28                 28

Common  Stock,  Par Value  $.01/share,  95,000,000  Shares  Authorized,
32,273,546 and 31,954,008  Shares  Outstanding at December 31, 1999 and
December 31, 1998, respectively                                                        323                319

Paid in Capital in Excess of Par                                                   528,811            524,957

Dividends Paid in Excess of Net Income                                            (131,157)          (109,927)
                                                                                ----------         ----------
   Total Stockholders' Equity                                                      398,005            415,377
                                                                                ----------         ----------

Total                                                                           $1,035,015         $1,114,176
                                                                                ==========         ==========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (in thousands, except per share amounts)

                                                                   1999              1998            1997
                                                                   ----              ----            ----
REVENUES
Rents                                                            $126,091          $130,236        $ 67,413
Fee Income                                                          5,078               669               -
Interest                                                            1,641               818             761
                                                                 --------          --------        --------
Total Revenues                                                    132,810           131,723          68,174
                                                                 --------          --------        --------
COSTS AND EXPENSES
Interest                                                           36,391            35,630          18,472
Rental Operating                                                   36,607            35,849          18,220
Provision for Bad Debt                                              1,231               694             496
General and Administrative                                          8,021             5,723           3,035
Restructuring Charge                                                1,353                 -               -
Abandoned Acquisition Costs                                           748                 -               -
Costs Associated with Unsolicited Proposal and
  Pursuit of Strategic Alternatives                                 4,548                 -               -
Impairment Write-Off                                                2,200                 -               -
Depreciation and Amortization                                      28,182            28,607          15,275
                                                                 --------          --------        --------
Total Costs and Expenses                                          119,281           106,503          55,498
                                                                 --------          --------        --------
Income from Operations Before Income from
   Unconsolidated Subsidiaries, Minority Interest,
   Gain (Loss) on Sales of Real Estate, Extraordinary
   Item and Cumulative Effect of a Change in
   Accounting Principle                                            13,529            25,220          12,676
Income from Unconsolidated Subsidiaries                             1,077               214             223
Minority Interest                                                  (5,024)           (4,864)            (45)
Gain (Loss) on Sales of Real Estate                                10,371            (1,814)          5,896
                                                                 --------          --------        --------
Income Before Extraordinary Item and Cumulative
   Effect of a Change in Accounting Principle                      19,953            18,756          18,750
Extraordinary Loss From Early
   Extinguishment of Debt                                               -                 -             (52)
Cumulative Effect of a Change in Accounting
    Principle                                                      (1,866)                -               -
                                                                 --------          --------        --------
Net Income                                                       $ 18,087          $ 18,756        $ 18,698
Dividends Paid to Preferred Stockholders                           (5,600)           (5,600)              -
                                                                 --------          --------        --------
Income Available to Common Stockholders                          $ 12,487          $ 13,156        $ 18,698
                                                                 ========          ========        ========
Basic Earnings Per Common Share:
   Income Before Extraordinary Item and Cumulative
     Effect of a Change in Accounting Principle                  $   0.45          $   0.44        $   0.88
   Extraordinary Item                                                   -                 -               -
   Cumulative Effect of a Change in Accounting
      Principle                                                     (0.06)                -               -
                                                                 --------          --------        --------
Income Available to Common Stockholders                          $   0.39          $   0.44        $   0.88
                                                                 ========          ========        ========
Diluted Earnings Per Common Share:
   Income Before Extraordinary Item and Cumulative
     Effect of a Change in Accounting Principle                  $   0.45          $   0.44        $   0.87
   Extraordinary Item                                                   -                 -               -
   Cumulative Effect of a Change in Accounting
      Principle                                                     (0.06)                -               -
                                                                 --------          --------        --------
Income Available to Common Stockholders                          $   0.39          $   0.44        $   0.87
                                                                 ========          ========        ========
Proforma Amounts Assuming the Change in
  Accounting Principle is Applied Retroactively:
  Net Income                                                     $ 14,353          $ 12,537        $ 18,761
  Net Income Per Share - Basic                                   $   0.45          $   0.42        $   0.88
  Net Income Per Share - Diluted                                 $   0.45          $   0.42        $   0.87

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                               1999, 1998 AND 1997
                                 (in thousands)

                                                                               1999          1998          1997
                                                                               ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                  $  18,087     $  18,756     $  18,698
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
  Activities:
Depreciation and Amortization                                                  28,182        28,607        15,275
Impairment Loss                                                                 2,200             -             -
(Gain) Loss on Sales of Assets                                                (10,371)        1,814        (5,896)
Cumulative Effect of a Change in Accounting Principle                           1,866             -             -
Extinguishment of Debt                                                              -             -            52
Abandoned Acquisitions Costs                                                      748             -             -
Restructuring Charge                                                            1,353             -             -
Provision for Bad Debt                                                          1,231           694           496
Compensation Expense - Directors' Fees                                            237           329           328
Compensation Expense - Stock Options                                              268           275             -
Minority Interest                                                               5,024         4,864            45
Operating Distributions from Joint Venture                                      2,456             -             -
Equity in Income from Unconsolidated Subsidiaries                              (1,077)            -             -
Changes in Other Assets and Liabilities:
  Receivables and Other Assets                                                (10,355)       (7,893)       (7,338)
  Accounts Payable and Other Liabilities                                        5,663         3,087         5,845
  Tenant Security Deposits                                                       (376)          586         1,467
                                                                            ---------     ---------     ---------
Net Cash Provided by Operating Activities                                      45,136        51,119        28,972
                                                                            ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for Acquisitions of Real Estate and Capital Expenditures            (108,418)     (156,218)     (453,979)
Proceeds from Sales of Real Estate                                             85,360        15,573        65,496
Reimbursements of Development Costs from Related Party                          7,450        11,362             -
Advance  from Joint Venture                                                         -        22,195             -
Capital Distribution from Joint Venture                                        29,352             -             -
Principal Payments on Notes Receivable                                              -         3,115            43
                                                                            ---------     ---------     ---------
Net Cash Provided (Used) by Investing Activities                               13,744      (103,973)     (388,440)
                                                                            ---------     ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Line of Credit Agreements                                    195,607        83,130       254,320
Repayments Under Line of Credit Agreements                                   (238,186)      (83,000)     (146,351)
Principal Payments of Notes Payable                                           (36,028)      (46,946)      (37,540)
Proceeds from Issuance of Notes Payable                                        57,203        46,317       245,753
Restricted Cash                                                                (2,090)       (2,495)       (5,242)
Dividends Paid                                                                (39,317)      (36,910)      (21,856)
Issuance of Stock, Net                                                             41       112,982        73,175
Distributions Made to Minority Interest Holders                                (5,864)       (5,418)          (45)
Payment for Minority Interest                                                       -          (774)            -
                                                                            ---------     ---------     ---------
Net Cash (Used) Provided by Financing Activities                              (68,634)       66,886       362,214
                                                                            ---------     ---------     ---------
Net (Decrease) Increase in Cash and Cash Equivalents                           (9,754)       14,032         2,746
Cash and Cash Equivalents at Beginning of Year                                 20,873         6,841         4,095
                                                                            ---------     ---------     ---------
Cash and Cash Equivalents at End of Year                                    $  11,119     $  20,873     $   6,841
                                                                            =========     =========     =========

                                                                       Continued

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)
                                   (continued)

                                                                              1999          1998          1997
                                                                              ----          ----          ----
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash Paid During the Year for Interest,
 Net of Capitalized Amounts                                                 $ 37,447      $ 34,240      $ 17,803
                                                                            =========     =========     =========

SUPPLEMENTAL DISCLOSURES OF
NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Assets Contributed to Investment in
   Unconsolidated Subsidiaries                                              $ (65,442)    $       -     $       -
                                                                            =========     =========     =========
Notes Payable and Obligations Assumed                                       $       -     $  25,147     $  61,008
Operating Partnership Units Issued
 in Connection with Real Estate Acquisitions                                        -        18,313        58,325
Proceeds from Notes Payable                                                         -             -       176,900
Liability Due to Seller                                                             -         9,912             -
Cash Paid for Real Estate                                                           -        22,887       104,533
Issuance of Convertible Preferred Stock                                             -             -        70,000
Other                                                                               -             -         3,107
                                                                            ---------     ---------     ---------
Fair Value of Real Estate Acquired                                          $       -     $  76,259     $ 473,873
                                                                            =========     =========     =========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Years Ended December 31, 1999, 1998 and 1997
                      (in thousands, except share amounts)


                                              SERIES
                                              1997-A
                                            CONVERTIBLE                            PAID IN     DIVIDENDS
                                         PREFERRED STOCK         COMMON STOCK      CAPITAL      PAID IN
                                        -----------------     ------------------   IN EXCESS   EXCESS OF
                                        SHARES     AMOUNT     SHARES      AMOUNT     OF PAR    NET INCOME     TOTAL
-------------------------------------- ---------- --------- ----------- ----------- ---------- ------------ ------------
Balance, January 1, 1997                                    17,096,452  $262,340                $(88,615)    $173,725
Issuance of Common Stock:
  Public Offering - Net                                      6,325,000    73,125                               73,125
  Directors' Fees                                               23,400        76       $252                       328
  Exercised Options                                              4,000                   50                        50
Change in Common Stock Par Value                                        (335,307)   335,307                         -
Issuance of 2,800,000 Shares, Series
1997-A Convertible Preferred Stock     2,800,000    $17                              40,717                    40,734
Net Income                                                                                        18,698       18,698
Dividends Paid - Common                                                                          (21,856)     (21,856)
                                       ---------     --     ----------   -------  ---------    ---------    ---------
Balance, December 31, 1997             2,800,000     17     23,448,852       234    376,326      (91,773)      284,804

Issuance of Common Stock:
   Public Offering- Net                                      8,440,518        85    112,386                   112,471
   Directors' Fees                                              24,000                  329                       329
   Exercised Options                                            40,638                  511                       511
Stock Options - Compensation Expense                                                    275                       275
Preferred Stock Reclass                              11                              28,149                    28,160
Adjustment to reflect minority
  interest on a pro-rata basis
  according to year-end ownership
  percentage of Operating
  Partnership                                                                         6,981                     6,981
Net Income                                                                                         18,756      18,756
Dividends Paid - Common                                                                          (31,310)     (31,310)
Dividends Paid - Preferred                                                                        (5,600)      (5,600)
                                       ---------     --     ----------   -------  ---------    ---------    ---------
Balance, December 31, 1998             2,800,000     28     31,954,008     319      524,957     (109,927)     415,377
Issuance of Common Stock:
   Public Offering- Net                                                                  41                        41
   Directors' Fees                                              22,092                  237                       237
Stock Options - Compensation Expense                                                    268                       268
Stock Options - Legal Fee Expense                                                        42                        42
Stock Options - Issued to CalPERS                                                       234                       234
Adjustment to reflect minority
   interest on a pro-rata basis
   according to year-end ownership
   percentage of Operating Partnership                                               (1,355)                   (1,355)
Operating Partnership Units
   converted into Common Stock                                 297,446         4      4,387                     4,391
Net Income                                                                                        18,087       18,087
Dividends Paid - Common                                                                          (33,717)     (33,717)
Dividends Paid - Preferred                                                                        (5,600)      (5,600)
                                       ---------     --     ----------   -------  ---------    ---------    ---------
Balance, December 31, 1999             2,800,000     28     32,273,546   $   323  $ 528,811    $(131,157)   $ 398,005
                                       =========     ==     ==========   =======  =========    =========    =========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Burnham Pacific Properties, Inc. (the "Company") is a real estate operating company which acquires, rehabilitates, develops and manages retail properties nationwide. On November 14, 1997, the Company formed Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") under the Delaware Revised Uniform Limited Partnership Act, and subsequently transferred to the Operating Partnership legal or beneficial ownership of substantially all of the real property and related personal property owned by the Company and its subsidiaries and of the beneficial interest owned by the Company and its subsidiaries in any partnership or limited liability company that owns a direct or indirect interest in real property and related personal property. The Operating Partnership is the vehicle through which the Company owns its current properties, will make its future acquisitions, and generally conducts its business.

At December 31, 1999, the Company owns an approximately 86.9% economic interest in the Operating Partnership and is its sole general partner.

The Company, primarily through the Operating Partnership and subsidiaries of the Operating Partnership, owns interests in 62 retail shopping centers, 61 of which were fully operational, and one of which is being developed. Forty-seven of the properties are located in California, nine in Washington, three in Oregon, two in New Mexico, and one in Utah. At December 31, 1999, the Company also owned two office/industrial properties located in Southern California. The Company has elected to qualify as a real estate investment trust ("REIT") for federal income tax purposes.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership and their direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The 13.1% limited partner interest in the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

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

INCOME TAXES

Income taxes have not been provided because the Company believes that it has met all requirements in 1999, 1998, and 1997 to qualify as a REIT under Sections 856-860 of the Internal Revenue Code, including the distribution of at least 95% of ordinary taxable income to stockholders. Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, depreciation, rental revenue, and sales of assets. The reported amount of the Company's net assets at December
31, 1999 was greater than its tax basis for federal income tax purposes by approximately $86,000,000.

REAL ESTATE

Real estate is stated at cost or, in the case of real estate which management believes is impaired, at the lower fair value of such properties. Additions, renovations, and improvements are capitalized. The Company reviews real estate for impairment whenever events or changes in circumstances indicate that an asset's book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to a value equal to the net present value of the expected future cash flows and an impairment loss will be recognized. Maintenance and repairs which do not extend asset lives are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives ranging from 14 to 30 years for buildings, 2 to 17 years for improvements, and 3 to 10 years for furniture, fixtures and equipment.

REAL ESTATE HELD FOR SALE

Real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In the normal course of business, the Company will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise which result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. There was approximately $8,737,000 of real estate considered "held for sale" for this purpose at December 31, 1999.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of less than 90 days.

RESTRICTED CASH

Restricted cash is required to be held in escrow accounts as specified by the terms of certain of the Company's notes payable at December 31, 1999 and 1998. The restricted cash is to be used to pay for insurance, taxes, and capital expenditures pertaining to the related real estate that collateralizes the notes payable.

ACCOUNTS RECEIVABLE

Accounts receivable is net of an allowance for doubtful accounts of approximately $3,311,000 and $1,778,000 at December 31, 1999 and 1998,
respectively.

AMORTIZATION

Deferred loan fees, direct lease costs, and certain other costs are amortized using the straight-line method over the related estimated life.

FINANCIAL INSTRUMENTS

The carrying values reflected in the consolidated balance sheets at December 31, 1999 and 1998 reasonably approximate the fair values for cash and cash equivalents, receivables, accounts payable, and line of credit advances. In making such assessment, the Company has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate. At December 31, 1999, the Company estimated that the fair value of notes payable was less than their carrying value by approximately $10,116,000. At December 31, 1998, the Company estimated that the fair value of notes payable was greater than their carrying value by approximately $2,620,000.

REDEEMABLE SECURITIES

At December 31, 1997, the Company had a contingent obligation to redeem 1,126,386 shares of its 2,800,000 outstanding shares of Series 1997-A Convertible Preferred Stock ("Series A Preferred Stock") outstanding; therefore, the value of such potentially redeemable shares of approximately $28,160,000 was not included in Stockholders' Equity at December 31, 1997. During 1998, this contingent obligation was relieved and, as a result, $28,160,000 was reclassified into Stockholders' Equity.

REVENUE RECOGNITION

Rental revenue is generally recognized on a straight-line basis over the life of the lease. Revenue from tenant reimbursements of taxes, maintenance expenses, and insurance is recognized in the period the related expense is recorded. Revenue based on a percentage of tenants' sales is estimated and accrued ratably over the year. In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" was issued. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including contingent rental income. Contingent rental revenue from tenants should be recognized as revenue only after the tenants exceed their sales breakpoint. The Company will be required to adopt SAB 101 in the first quarter of 2000. Revenues for the year ended December 31, 1999 would have been reduced by approximately $236,000 if the Company reversed the percentage rent for the tenants which had not exceeded their sales breakpoint at December 31, 1999.

STRAIGHT-LINE RENT

At December 31, 1999 and 1998, approximately $6,901,000 and $5,566,000, respectively, of straight-line rent is included in other assets.

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

The following table is the reconciliation from the basic to the diluted EPS computations for "net income" for 1999, 1998, and 1997 (in thousands, except per share amounts):

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                          1999             1998              1997
                                                                          ----             ----              ----
Numerator:
   Net Income                                                            $18,087          $18,756           $18,698
Less:
   Dividends Paid to Preferred Stockholders                               (5,600)          (5,600)                -
                                                                         -------          -------           -------
Income Available to Common Stockholders for
   Basic Earnings Per Share                                              $12,487          $13,156           $18,698
Effect of Dilutive Securities:
   Operating Partnership Units                                                 -                -                45
   Convertible Preferred Stock                                                 -                -                15
                                                                         -------          -------           -------
Income Available to Common Stockholders for
   Diluted Earnings Per Share                                            $12,487          $13,156           $18,758
                                                                         =======          =======           =======
Denominator:
Shares for Basic Earnings Per Share -
   Weighted Average Shares Outstanding                                    32,062           29,864            21,335
Effect of Dilutive Securities:
   Operating Partnership Units                                                 -                -                55
   Convertible Preferred Stock                                                 -                -                12
   Stock Options                                                                              137               119
                                                                         -------          -------           -------
Shares for Diluted Earnings Per Share                                     32,062           30,001            21,521
                                                                         =======          =======           =======
Basic Earnings Per Share                                                 $  0.39          $  0.44           $  0.88
                                                                         =======          =======           =======
Diluted Earnings Per Share                                               $  0.39          $  0.44           $  0.87
                                                                         =======          =======           =======

In 1999 and 1998, dividends and shares from conversion of Series A Preferred Stock and minority interest and shares from the conversion of Operating Partnership units were excluded from the diluted earnings per share calculations because they were anti-dilutive.

Options to purchase 3,371,750 shares of Common Stock at exercise prices ranging from $11.31 to $18.88 per share were outstanding at December 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the Common Stock of the Company.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". This SOP requires that entities expense the costs of start-up activities and organization costs as incurred. The Company was required to adopt the SOP in the first quarter of 1999 as a cumulative effect of a change in accounting principle. The implementation of this SOP caused the Company to write-off unamortized organization costs of approximately $1,866,000.

RECLASSIFICATIONS

Certain of the 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

2.       REAL ESTATE

SUMMARY:        Real Estate is summarized as follows (in thousands):

                                                                                        DECEMBER 31,
                                                                                   ------------------------
                                                                                   1999                1998
                                                                                   ----                ----
Retail Centers                                                                 $  912,543          $1,038,978
Office/Industrial Buildings                                                        29,333              57,876
Retail Centers Under Development                                                   87,397              34,814
Other                                                                               7,021               6,111
                                                                               ----------          ----------
  Total Real Estate                                                             1,036,294           1,137,779
Accumulated Depreciation                                                          (65,494)            (79,837)
                                                                               ----------          ----------
Real Estate - Net                                                              $  970,800          $1,057,942
                                                                               ==========          ==========

The Company's real estate is leased to tenants under leases expiring at various dates through 2047. Certain of these leases contain provisions for rent increases based on cost-of-living indices and certain leases contain renewal options of up to 55 years. Future minimum rental income to be received by the Company under the terms of these operating leases is as follows at December 31, 1999 (in thousands):

          Year Ending December 31,
                   2000                                  $ 88,314
                   2001                                    80,500
                   2002                                    71,758
                   2003                                    63,232
                   2004                                    54,805
                   Later Years                            312,664
                                                         --------
                   Total                                 $671,273
                                                         ========

Fifty-nine properties, including the twenty-eight Bankruptcy Remote Properties described in the following paragraph, having a net book value of approximately $966,715,000 at December 31, 1999, are pledged as collateral for notes payable described in Notes 4 and 5. In addition, the notes are secured by assignments of rents on such real estate. Certain real estate is located on land which is subject to noncancelable ground leases expiring at various dates through 2089 with minimum annual lease payments of approximately $2,063,000.

BANKRUPTCY REMOTE PROPERTIES: Twenty-eight properties having a net book value of approximately $515,952,000 at December 31, 1999 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property") are wholly-owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

DEVELOPMENT PROPERTIES: During 1995, the Company and various persons affiliated with The Martin Group of Companies, Inc., a San Francisco-based real estate development firm owned by J. David Martin, president and chief executive officer of the Company, executed definitive documents relating to the Company's acquisition of interests in certain retail properties in the San Francisco Bay area (the "Martin Properties"). Each of the Martin Properties is currently owned by a separate limited partnership, of which the Company is general partner, and Mr. Martin and various other persons affiliated with The Martin Group (collectively, including Mr. Martin, the "Martin Group Affiliates") are the limited partners. Each of the partnership agreements contemplates that the Company will acquire or develop a specified Martin Property through the relevant partnership and that upon completion and stabilization of rental revenues from the property, the limited partners will receive a number of limited partnership units determined as follows: (i) the annualized net operating income of the Martin Property will be multiplied by 10 in order to arrive at a hypothetical value of the completed property, (ii) the cost of construction and other project costs will be deducted from such hypothetical value in order to "value" the equity interests of the limited partners in the Martin Property, and (iii) such equity interest will be stated as a number of limited partnership units determined by dividing such limited partners' equity by $16. Each holder of limited partnership units will have the right to "put" such units to the partnership at a price equal to the then market value of an equivalent number of shares of the Company's Common Stock. As a result, the actual value which a holder of limited partnership units would be entitled to receive upon exercise of such "put" option will depend upon the market value of the Common Stock at the time, which may be more or less than $16 per limited partnership unit. If such "put" is exercised, the Company has the option of either purchasing the limited partnership units for cash or issuing one share of Common Stock for each limited partnership unit.

Each partnership agreement specifies the maximum number of limited partnership units that may be issued to the limited partners of that partnership. If the hypothetical equity value of any such partnership is determined to be less than originally estimated (either because project costs are higher than estimated or because stabilized net operating income is less than estimated or both), then the number of limited partnership units and the corresponding number of shares of Common Stock of the Company which may be exchanged for such units will be reduced. Other than to reflect a stock split or other capital adjustment of the shares of Common Stock, under no circumstances can the number of units be increased above the number specified in the applicable partnership agreement. Limited partnership units exchangeable for 118,403 shares of Common Stock have been issued to the Martin Group Affiliates at December 31, 1999. At December 31, 1999 and 1998, these partnership units had a cost basis of approximately $1,742,000 and are reflected as minority interest in the accompanying consolidated financial statements. A maximum of 1,000,000 shares of Common Stock have been reserved for issuance upon exchange of the maximum number of 1,000,000 limited partnership units that may be issued with respect to the remaining Martin Properties. In connection with each of the Martin Properties, the Company entered into a registration rights agreement with the limited partners of each limited partnership pursuant to which such limited partners will have the right to require the Company to register under the Securities Act the shares of Common Stock which are issued upon the exchange of limited partnership units for offer and sale to the public and to join in certain registrations of securities of the Company. The total remaining project costs (exclusive of partnership units representing the equity interest of the limited partners) for the Martin Properties are estimated at approximately $19,900,000 at December 31, 1999 (see
Note 11).

On November 30, 1998, the Company, through a subsidiary, entered into a purchase and sale agreement (the "Agreement") whereby the Company sold, at its cost, a portion of the improvements made by the Company to the historic commercial portion of its development project known as 1000 Van Ness (the "Project") to Historic Van Ness, LLC ("Historic Van Ness"). The purchase price of $15,118,000 was paid by Historic Van Ness by its assuming the same amount of the Company's construction loan on the Project and may be adjusted within sixty days after the completion of all improvements to the historic commercial portion of the

Project. This transaction was accounted for by the Company as a financing transaction. The improvements purchased by Historic Van Ness are considered to be Qualified Rehabilitation Expenditures ("QRE") for federal income tax purposes (as defined in the Internal Revenue Code of 1986), which generates a rehabilitation tax credit (the "Historic Tax Credit"). The construction loan assumed by Historic Van Ness matures in December 2000. In this regard, the Company has committed to make a loan to Historic Van Ness to refinance the construction loan of up to $15,150,000 less the amount of any permanent loan (not to exceed $7,000,000) allocable to the historic commercial portion of the Project. The term of the loan by the Company would be for ten years, plus three ten year options. The rate of interest on the Company's commitment will be determined when the loan is finalized. This commitment expires on December 31, 2000.

The Company has an option (the "Option") during the period from January 1, 2005 to December 31, 2006 to purchase the interest of the investor member of Historic Van Ness for an amount equal to the then fair market value (as defined in the Option Agreement) of such interest.

Simultaneously with the Agreement, the Company through two subsidiaries entered into a Master Lease Agreement and Master Sublease Agreement (the "Master Leases") with Historic Van Ness, whereby one of the subsidiaries leased the remaining historic commercial portion of the Project to Historic Van Ness and the other subsidiary subleased from Historic Van Ness certain retail space contained within the remaining historic commercial portion of the Project. The Master Leases commenced on December 1, 1998 and have a term of forty-five years and forty years for the Master Lease and Master Sublease, respectively. Both leases will terminate should the Company exercise the Option to buy the interest of the investor member of Historic Van Ness. The Agreement also stipulates that the Company's subsidiary pay Historic Van Ness $320,000 for each calendar year that the Master Lease is in effect for the use of the common area of the historic commercial portion of the Project (the "Common Area Lease").

Future net minimum lease payments to be made by the Company's subsidiaries under the terms of the Master Leases and Common Area Lease are as follows at December 31, 1999:

Year Ending December 31,
2000                                                          $ 1,237,500
2001                                                            1,237,500
2002                                                            1,237,500
2003                                                            1,237,668
2004                                                            1,241,438
Later Years                                                    43,170,388
                                                               ----------
Total Future Minimum Lease Payments                            49,361,994
Less Amount Representing Interest                              34,295,388
                                                               ----------
Present Value of the Minimum Lease Payments                   $15,066,606
                                                              ===========

The present value of the minimum lease payments is reflected in notes payable in the accompanying consolidated balance sheet (see Note 4).

In connection with the above agreements, the Company has guaranteed completion of the historic commercial portion of the Project which is estimated to be approximately $1,547,000 at December 31, 1999. In addition, the Company has guaranteed, within certain circumstances and limits, the Historic Tax Credits of the investor member in Historic Van Ness, which maximum amount, depending on those certain circumstances and limits, is estimated to be between $3,300,000 and $4,400,000.

3.       INVESTMENTS

During 1998, the Operating Partnership and the State of California Public Employees' Retirement System ("CalPERS") formed BPP Retail, LLC ("BPP Retail") for the purpose of entering into a joint venture to acquire neighborhood, community, promotional, and specialty shopping centers in the western United States. At December 31, 1998, the Company had not yet contributed equity to the joint venture.

At October 1, 1998, CalPERS made an initial contribution to BPP Retail of five retail properties in Colorado, Texas, and Oregon, valued at approximately $80,000,000, of which it had previously been the sole owner under arrangements with previous advisors. During the fourth quarter of 1998, BPP Retail completed the acquisition of interests in five additional retail shopping centers for an aggregate purchase price of approximately $38,261,000 (see Note 11). In December 1998, the Operating Partnership and CalPERS entered into an Agreement Regarding Contribution of Certain Properties and Put Options, related to certain of the Operating Partnership's retail properties. The purpose of this option agreement was to permit the Operating Partnership to contribute certain properties into BPP Retail even though CalPERS had not received all the required information (such as appraisals) to approve or disapprove the contribution. As a condition of permitting this contribution, CalPERS was granted an option (the "Put Option") to require that BPP Retail rescind all or a portion of the contribution as CalPERS may have elected in its sole discretion, after receiving and reviewing all the information as required in the operating agreement of BPP Retail. Upon the signing of this option agreement, BPP Retail provided the Operating Partnership approximately $22,195,000 (the "Net Asset Value") in exchange for the economic interests in certain properties and the Put Option. Due to the Put Option, the consolidated balance sheet of the Company at December 31, 1998 included the net book value of the contributed properties, and the monies received for the Net Asset Value were included in accounts payable and other liabilities. Concurrent with the expiration of the Put Option during the second quarter of 1999, the Company contributed five retail properties to BPP Retail valued at approximately $51,600,000.

In June 1999, the joint venture agreement was amended to expand the permitted geographic scope of the joint venture from the western United States to nationwide. During 1999, the joint venture acquired interests in 26 shopping centers for an aggregate purchase price of approximately $577,300,000. These acquisitions were funded through approximately $360,600,000 of unsecured indebtedness and approximately $216,700,000 of CalPERS contributed capital. As part of this amendment, the Company granted CalPERS an option expiring June 30, 2000 to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $15.375 per share.

In December 1999, the Company and CalPERS made certain modifications to the BPP Retail arrangement. As part of the modifications, the Company exchanged substantially all of its equity interest in BPP Retail for a consideration having a total value of approximately $39,400,000. In addition, as part of the modification, the Company contributed two properties to the joint venture at a value of approximately $18,900,000.

Concurrently with these contributions, the Company withdrew approximately $12,800,000 in cash from the joint venture, and the joint venture assumed approximately $6,100,000 in existing mortgage debt associated with one of the two contributed properties. The Company recognized a net gain of $609,000 as a result of the modifications, and cash proceeds were used to reduce outstanding indebtedness and for general working capital purposes. The Company will continue to serve as the manager of BPP Retail's assets and is entitled to receive fees for asset management, leasing, acquisitions, and dispositions activities, but will no longer be eligible for the incentive fee attributable to increases in asset values. In addition, if the Company proposes to acquire ownership of a non-regional mall retail center (e.g., grocery store/drug store, neighborhood shopping center) that satisfies certain specified investment objectives of CalPERS, it must first be offered to BPP Retail and presented to CalPERS' staff for consideration and then rejected before the Company may undertake such opportunity.

Because the amount of potential fee receipts that the Company may earn through its arrangement with CalPERS could approach or exceed 5% of its gross revenues for calendar year 2000, to maintain its status as a REIT it was necessary for the Company to assign to BPP Services, Inc., a Maryland corporation, its rights and obligations to perform asset management services and leasing services on behalf of BPP Retail and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. In order to satisfy the REIT provisions of the Internal Revenue Code, in calendar year 2000 the Company may not, directly or indirectly, own more than 10% of the voting stock of BPP Services, Inc. Accordingly, the Operating Partnership owns 1% of the outstanding voting stock of BPP Services, Inc. and the remaining 99% is owned equally by the Company's five senior executive officers. However, including the shares of non-voting stock, the Operating Partnership owns 95% of the outstanding equity and economic interest of the BPP Services, Inc. and the executive officers own a 5% interest. In accordance with recently enacted legislation, the Company anticipates that , on or after January 1, 2001, it will cause BPP Services, Inc. to elect to become a "taxable REIT subsidiary" in which case the Operating Partnership will have the option to acquire the remaining 5% of the equity that it does not currently own.

During 1999, all of the Company's acquisition activity took place in the joint venture with CalPERS. During 1998, the Company acquired interests in 14 shopping centers aggregating 1,017,000 square feet of Company-owned gross leasable area ("GLA") for an aggregate purchase price of approximately $98,343,000. During the years ended December 31, 1999 and 1998, the Operating Partnership earned asset and property management, leasing, and acquisition fees from BPP Retail totaling approximately $4,900,000 and $624,000, respectively.

During the year ended December 31, 1997, the Company and certain of its subsidiaries completed the acquisition of 42 retail shopping centers totaling approximately 5.6 million square feet of Company-owned GLA for an aggregate purchase price of approximately $598,100,000. Included in this acquisition activity was the acquisition on December 31, 1997, of a portfolio of twenty shopping centers (the "Golden State Properties") containing approximately 2.6 million square feet of gross leasable area, all of which are located in California, and the related financing thereof. Pursuant to the terms of the agreement to contribute dated at December 5, 1997 (the "Contribution Agreement") by and among the Company and certain investment funds (the "Contributors"), on December 31, 1997, the Contributors contributed the Golden State Properties to the Company's Operating Partnership in exchange for initial consideration of approximately $302,400,000. Of this consideration $50,000,000 was in the form of 2,000,000 preferred limited partner units of the Operating Partnership ("Series A Preferred Units") (see Note 8). The Company financed the cash portion of the acquisition price of the Golden State Properties through the privately negotiated sale of $70,000,000 of the Company's newly-designated and issued Series A Preferred Stock (see Note 8), the borrowing of first mortgage debt collateralized by nineteen of the Golden State Properties (see Note 4) and additional borrowings under its existing credit facility. The Contributors were given the right to receive additional consideration of up to $41,600,000 for additional value resulting from the lease-up of certain specified portions of the Golden State Properties and construction and lease-up of certain additional space through June 30, 1999. During 1999 and 1998, additional consideration of approximately $12,991,000 and $9,356,000, respectively, was paid out in cash to the Contributors. At December 31, 1999, approximately $716,000 is recorded under the caption accounts payable and other liabilities for additional consideration earned but not paid.

4.       NOTES PAYABLE

Notes payable are summarized as follows (in thousands):

                                                                                      DECEMBER 31,
                                                                                  1999             1998
                                                                                  ----             ----
Collateralized Mortgage-Backed Securities - principal and interest paid monthly at rates ranging from 6.76% to 9.20%; maturing at
  dates from 2004 to 2026.                                                      $281,543          $285,362
Bank Construction Loan - interest only paid monthly; variable rate at LIBOR plus 1.75% or at prime (approximately 7.92% at
  December 31, 1999); maturing 2000.                                              35,188                 -
Bank Construction Loan - interest only paid monthly; variable rate at LIBOR plus 2.25% or at prime (approximately 8.37% at
  December 31, 1999); maturing 2000.                                               5,216                 -
Bank Construction Loan - interest only paid monthly; variable rate at LIBOR plus 1.90% or at prime plus .50% (approximately 6.17%
  at December 31, 1999); maturing 2000.                                            7,816             5,427
Insurance Companies - principal and interest paid monthly at rates ranging from 7.49% to 10.13%; maturing at dates from 2000
  to 2017.                                                                        16,211            47,160
Pension Fund - principal and interest paid monthly at 9.50%,
  maturing in 2005.                                                                6,746            21,545
Other - principal and interest paid monthly at rates up to 10.0%;
  maturing at dates from 2000 to 2043.                                            47,690            34,535
                                                                                --------          --------
Total Notes Payable                                                             $400,410          $394,029
                                                                                ========          ========

Interest expense for the years ended December 31, 1999, 1998, and 1997 is reported net of capitalized interest totaling approximately $6,156,000, $6,518,000, and $3,242,000, respectively.

Principal maturities on the notes payable are summarized as follows (in thousands):

                    Year Ending December 31,
                             2000                                   $ 57,338
                             2001                                      5,766
                             2002                                      5,905
                             2003                                      6,379
                             2004                                     70,784
                             Later Years                             254,238
                                                                    --------
                             Total                                  $400,410
                                                                    ========

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

5.   LINE OF CREDIT ADVANCES

In November 1999, the Company obtained a $202,800,000 credit facility from CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation) which is secured by various mortgages. Proceeds from this facility were used to repay an existing $205,000,000 credit facility. In December 1999, the Company repaid approximately $35,187,000 of the outstanding indebtedness, which reduced the commitment amount to $176,263,000. Borrowings under this facility bear interest at a rate of LIBOR plus 2.50%. At December 31, 1999, the weighted average rate of interest on the advances under the line of credit was 8.30%, as compared to 7.07% on December 31, 1998, under the prior facility. At December 31, 1999, borrowings of approximately $138,420,000 were outstanding. The facility is scheduled to mature in November 2000 and is subject to various loan covenants. The Company intends to refinance the facility with either CMF Capital Company, LLC or replace the facility with another lender prior to the maturity date. In addition, the Company has a $5,000,000 revolving credit agreement with a lender. At December 31, 1999, there was no outstanding indebtedness under this facility. The facility bears interest at a rate of LIBOR plus 2.00% or prime and is scheduled to mature in September 2000.

6.   SALES OF REAL ESTATE

In July 1999, the Company sold Wiegand Plaza, Mesa Shopping Center, Independence Square, and Poway Shopping Center for aggregate sales proceeds of approximately $44,400,000, resulting in an aggregate gain of approximately $8,620,000. In August 1999, the Company disposed of the Ruffin Village shopping center for approximately $3,500,000, resulting in a gain of approximately $1,149,000. In October 1999, the Company sold the Bergen Brunswig office building for approximately $19,250,000, resulting in a gain of approximately $71,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,200,000 in the second quarter of 1999. In December 1999, the Company sold the Marcoa Publishing office building for approximately $2,800,000, resulting in a net loss of approximately $78,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,000,000 in the third quarter of 1999.

In August 1998, the Company sold the parking garage of its 1000 Van Ness project for approximately $13,125,000. No gain or loss resulted from this sale. In December 1998, the Company disposed of the remaining portion of the Plaza Rancho Carmel shopping center for approximately $2,420,000, resulting in a loss of approximately $1,814,000.

In December 1997, the Company sold the Pacific West Outlet Center for approximately $38,500,000, resulting in a gain of approximately $5,896,000. Two other properties were disposed of without realization of gain or loss during 1997.

7.   DIVIDEND DISTRIBUTIONS

The status of the Common Stock dividends distributed for 1999, 1998, and 1997 for federal income tax purposes is as follows:

                                                        1999               1998            1997
                                                        ----               ----            ----
                  Taxable Portion:
                  Ordinary                                62.2%              64.8%          93.3%
                  Capital Gain                             4.5                  -              -
                                                         -----              -----          -----
                  Total Taxable                           66.7               64.8           93.3
                  Return of Capital                       33.3               35.2            6.7
                                                         -----              -----          -----
                  Total                                  100.0%             100.0%         100.0%
                                                         =====              =====          =====

8.   ISSUANCE OF SECURITIES

SERIES 1997-A CONVERTIBLE PREFERRED STOCK: On December 31, 1997, the Company issued 2,800,000 shares of Series A Preferred Stock, par value $.01 per share, in a privately-negotiated sale at a price of $25.00 per share. The Series A Preferred Stock has a cumulative dividend yield of 8% per annum. Each holder of shares of Series A Preferred Stock currently has the right to convert all of the shares of Series A Preferred Stock held of record by the holder into a number of shares of Common Stock equal to (i) the stated value plus the amount, if any, of the per share amount of outstanding dividends as of the effective time of the conversion, divided by (ii) the conversion price, initially equal to $15.375. At December 31, 1999, no shares of Series A Preferred Stock had been converted into Common Stock. After the fifth anniversary of the date of the first issuance of shares of Series A Preferred Stock, the Company may give notice of mandatory conversion of all of the outstanding Series A Preferred Stock if the value of the Common Stock (both on the day prior to the notice of conversion and on a value weighted basis over a period of time prior to such date) is greater than the initial conversion price; and after such notice all such outstanding shares shall be mandatorily converted into Common Stock, except that each holder of Series A Preferred Stock shall have the right, prior to the date established for such mandatory conversion, instead to cause the Company to redeem such holder's Series A Preferred Stock at its stated value plus accrued dividends to the redemption date multiplied by a percentage equal to 105%, if the redemption date is prior to December 31, 2003, decreasing by 1% each year thereafter (but not less than 100% after December 31, 2007). The Company used the proceeds of the sale to finance, in part, the acquisition of the Golden State Properties (see
Note 3).

COMMON STOCK: On March 30, 1998, the Company issued 7,475,000 shares of Common Stock at a public offering price of $14.125 per share. In addition, on March 30, 1998, the Company issued 965,518 shares of Common Stock to a Unit Investment Trust at a price based upon the March 25, 1998 market value of $14.50 per share. The combined shares were sold pursuant to the Company's shelf registration statements. The net proceeds from the combined offerings of approximately $112,471,000 were used to reduce borrowings under the Company's credit facility, pay off the balance outstanding under a construction loan agreement secured by one of the Company's development properties, and for general working capital purposes. On May 2, 1997, the Company issued 6,325,000 shares of Common Stock at a public offering price of $12.375 per share. The shares were sold pursuant to a previously filed $200,000,000 shelf registration statement. The net proceeds of the offering of approximately $73,125,000 were used to reduce borrowings under the Company's credit facilities.

PREFERRED OPERATING PARTNERSHIP UNITS: On December 31, 1997, 2,000,000 Preferred Units of the Operating Partnership were issued at a price of $25.00 per unit. After approximately one year and subject to certain conditions, Preferred Units are exchangeable at the option of the holder for Series A Preferred Stock on a 1-for-1 basis. Each Preferred Unit has substantially identical distribution and liquidation rights as each share of Series A Preferred Stock. Such Preferred Units are classified as minority interest at December 31, 1999 and 1998.

The Company used the proceeds of the sale to finance, in part, the acquisition of the Golden State Properties (see Note 3). At December 31, 1999 and 1998, 2,000,000 shares of preferred stock were reserved for issuance upon the potential redemption of 2,000,000 Preferred Units.

ISSUANCE OF PARTNERSHIP UNITS; "PUT" RIGHTS OF COMMON UNITS: Under the partnership agreement of the Operating Partnership, whenever the Company issues any shares of Common Stock or Preferred Stock, the Company must contribute the proceeds of such issuance to the Operating Partnership and the Operating Partnership will issue the same number of Common Units or Preferred Units to the Company, so that the Company will at all times own the same number of Common Units (including units held by the Company as general partner as well as limited partner units owned by the Company) and Preferred Units as there are outstanding shares of Common Stock and Preferred Stock, respectively, of the Company. Distributions by the Operating Partnership with respect to Preferred Units and Common Units provide the funds to enable the Company to make distributions to the holders of its Series A Preferred Stock and Common Stock. The partnership agreement also provides that, after the June 30 or December 31 next succeeding the first anniversary of any issuance of Common Units (or earlier in the event of certain extraordinary transactions), each holder of Common Units other than the Company will have the right to require the Operating Partnership to redeem its Common Units at a per unit redemption price equal to the then market value of a share of Common Stock. Such redemption will be in cash, except that the Company may assume the redemption obligation and pay the redemption in form of shares of its Common Stock. During 1999, approximately 297,000 Operating Partnership Common Units were exchanged for approximately 297,000 shares of Common Stock of the Company. During 1998, approximately 41,000 Operating Partnership Common Units were exchanged for approximately $596,000. At December 31, 1999 and 1998, approximately 1,610,000 and 1,906,000 shares of common stock, respectively, were reserved for issuance upon the potential redemption of approximately 1,610,000 and 1,906,000 partnership units, respectively.

UNISSUED REGISTERED SECURITIES: At December 31, 1999, the Company had registered for issuance an aggregate of $202,144,000 of unissued securities under various shelf registration statements.

9.   PRICE RANGE OF COMMON STOCK


                                MARKET QUOTATIONS

                                                                                             COMMON
QUARTER ENDED                              HIGH                        LOW                 DIVIDENDS
                                                                                              PAID
-----------------------------------------------------------------------------------------------------
March 31, 1997                            $15.50                     $12.75                  $.2500
June 30, 1997                              13.88                      11.75                   .2500
September 30, 1997                         14.81                      13.50                   .2500
December 31, 1997                          15.56                      12.75                   .2500

March 31, 1998                             15.63                      14.13                   .2625
June 30, 1998                              14.75                      13.69                   .2625
September 30, 1998                         14.81                      12.69                   .2625
December 31, 1998                          13.75                      11.63                   .2625

March 31, 1999                             12.63                       9.81                   .2625
June 30, 1999                              12.88                       9.50                   .2625
September 30, 1999                         12.94                      10.56                   .2625
December 31, 1999                          11.06                       8.69                   .2625

Market quotations are from the New York Stock Exchange. At December 31, 1999, there were 2,156 holders of record of the Company's shares.

10.  STOCK OPTIONS

The Company has a stock option and incentive plan which expires in 2006 and is administered by the Compensation Committee of the Board of Directors. A maximum of 2,950,000 shares of Common Stock are reserved for issuance upon the exercise of options or other stock-based awards that may be granted under the plan. Options granted expire 10 years from the date of grant. The plan as revised in 1996 also provides for grants from such reserved shares to each non-employee director of the Company of restricted shares of the Company's Common Stock in lieu of cash compensation. Restricted stock vests evenly over a three year period or earlier upon such person's termination of service as director. At December 31, 1999, 265,251 shares had been purchased pursuant to the exercise of options under the plan, unexercised options for 2,371,750 shares are outstanding (of which 991,667 are subject to future vesting requirements), and options or other awards for 335,091 shares are available for future awards under the plan.

Activity under the stock option plan is summarized below:

                                                    NUMBER OF                   EXERCISE PRICE
                                                     SHARES                       PER SHARE
                                                     ------                       ---------
Outstanding, January 1, 1997                       1,522,187                    $12.09-$18.88
Expired                                              (19,250)                   $16.19
Repurchased                                         (135,560)                   $16.19-$18.88
Exercised                                             (4,000)                   $12.50
Canceled                                              (2,000)                   $12.50
                                                   ---------                    ------ ------
Outstanding, December 31, 1997                     1,361,377                    $12.09-$18.88
Granted                                              679,500                    $12.50-$14.50
Expired                                              (53,004)                   $18.25-$18.59
Exercised                                            (44,500)                   $12.50-$12.88
Canceled                                             (23,000)                   $12.50-$14.50
                                                   ---------                    ------ ------
Outstanding, December 31, 1998                     1,920,373                    $12.09-$18.88
Granted                                              575,000                    $11.31-$11.63
Expired                                              (39,123)                   $18.56-$18.63
Canceled                                             (84,500)                   $12.50-$14.50
                                                   ---------                    ------ ------
Outstanding, December 31, 1999                     2,371,750                    $11.31-$18.88
                                                   =========                    ====== ======

The above disclosure does not include an option the Company granted to CalPERS to purchase 1,000,000 shares of the Company's Common Stock. The option has an exercise price of $15.375 per share and expires on June 30, 2000. The value of the options as of the date of grant was estimated to be approximately $234,000.

During 1997, the Company repurchased 135,560 options for an average price of approximately $0.49 per option.

The following table summarizes information concerning options outstanding and exercisable at December 31, 1999:

                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
  ---------------------------------------------------------------------        --------------------------------
                                                 REMAINING
                                                CONTRACTUAL      EXERCISE                              EXERCISE
                                                    LIFE-        PRICE -                                PRICE-
      RANGE OF            OUTSTANDING AT          WEIGHTED       WEIGHTED          NUMBER AT           WEIGHTED
  EXERCISE PRICES        DECEMBER 31, 1999        AVERAGE        AVERAGE       DECEMBER 31, 1999       AVERAGE
  ---------------        -----------------        -------        -------       -----------------       -------
$11.31 - $12.88              2,103,000           7.37 years       $12.25           1,198,000           $12.62
$14.50 - $16.97                180,250           6.27 years       $14.93              93,583           $15.33
$17.59 - $18.88                 88,500           3.76 years       $18.43              88,500           $18.43
                             ---------                                             ---------
                             2,371,750                                             1,380,083
                             =========                                             =========

Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no compensation costs have been recognized in 1999, 1998, or 1997. Had compensation cost for the Company's Stock Option Plan been recognized based on the fair value at the grant date for awards consistent with the provisions of FAS No. 123, the Company's income available to common stockholders and basic earnings per share would have been reflected as the pro forma amounts below (in thousands, except per share amounts):

                                                      1999            1998            1997
                                                      ----            ----            ----
Income Available to Common Stockholders - pro
forma                                                $12,057         $12,926         $18,468
Basic Earnings Per Share - pro forma                     .38             .43             .87

The pro forma effect on net income for 1999, 1998, and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. No options were granted during 1997. The estimated fair value of options granted under the Company's stock option plan during 1999 and 1998 were approximately $809,000 and $1,425,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 8.0% dividend yield, volatility of 25%, risk free rate of return of 6.00%, and expected lives of 5 years. The estimated fair value of options granted are subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. The above weighted-average assumptions are an approximation of historical information and are not intended to represent future events or trends.

11.  TRANSACTIONS WITH RELATED PARTIES

The Company, through a subsidiary, entered into a Purchase and Sale Agreement with Holliday Development, L.P. ("Holliday"), whereby the Company would be reimbursed by Holliday for all of the Company's costs and expenses (the "Reimburseable Costs") incurred at the direction of Holliday, in connection with the acquisition and construction of the residential portion of 1000 Van Ness (one of the Martin Properties, see Note 2). The agreement stipulated that the Reimbursable Costs were to be paid to the Company in several successive transactions which coincided with the sale of the residential units to third parties. During 1999, the Company was paid the remainder of the Reimbursable Costs, approximately $7,450,000. Upon receipt of the final payment of the Reimbursable Costs (which totaled approximately $18,200,000) the Company conveyed all of the unsold residential units. The Company's president and chief executive officer owned approximately 35% of the outstanding equity of Holliday. In addition, the Company's former director of development owned approximately a 14% interest in Holliday.

Included in accounts receivable at December 31, 1999 is approximately $94,000 due from a partnership in which the Company's president and chief executive officer has an interest.

In December 1998, the Company entered into an operating lease for a corporate office in Emeryville, California. The landlord is a partnership in which the Company's president and chief executive officer has an economic interest. The lease commenced on January 1, 1999 with a five-year term. Monthly lease payments are approximately $11,460, with a three percent annual increase. During 1999, as part of its restructuring plan (see Note 12), the Company sub-leased this space to a third party. The sub-lease commenced on August 1, 1999, with a four-year term and monthly payments of approximately $12,500.

During 1998 and 1997, the Company acquired three leasehold interests in 126,557 square-feet of former Ernst Home Improvement Stores ("Ernst Stores") for approximately $6,520,000 in cash. In addition, during 1998 BPP Retail (see Note
3) acquired a leasehold interest in a 44,875 square-foot former Ernst Store for approximately $2,000,000. The Company and BPP Retail acquired the Ernst Stores from the purchaser of the leasehold interest in bankruptcy proceedings involving the Ernst Home Improvement chain. One of the principals of such purchaser is a brother of the chief investment officer of the Company. The chief investment officer of the Company disclaims any personal interest in his brother's interest in the purchaser and has no personal interest in any proceeds that the purchaser received in connection with the leasehold interests.

12. RESTRUCTURING

On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third-party providers. The Company estimated and recorded in the first quarter of 1999 a restructuring charge of $1,500,000. This outsourcing is expected to benefit the Company in several ways. First, it enables the Company to more efficiently enter and exit selected markets and assets as opportunities present themselves. This ability is key to the Company's focus on maximizing the return on invested capital. Second, it allows the Company to establish strategic relationships with national property management companies as well as local providers. These relationships should benefit the Company with increased opportunities and improved services. Third, it allows the management team to focus more time on value-added activities that should help to improve the Company's financial position. The outsourcing resulted in an approximately 26% reduction in the Company's workforce and the closure of three of its property management offices. The anticipated monthly recurring costs of outsourcing to third-party providers are estimated to be approximately the same as the current recurring internal costs ($250,000).

The restructuring charge is primarily attributable to personnel related costs for the employees subject to the restructuring and the costs associated with reducing and eliminating offices, furniture and equipment. The personnel related costs include severance benefits, the Company's portion of related payroll taxes, insurance and 401(k) plan contributions. During the week of March 22, 1999, all 37 employees in the Company's property management department were notified of the terms of their benefits package. The personnel costs comprised approximately one-half ($750,000) of the total reserve.

The costs attributable to reducing and eliminating offices include lease termination fees, rental losses for vacated office spaces (offset by sub-leases) and tenant improvements, and design fees attributable to abandoned office space. The costs attributable to reducing and eliminating offices comprised approximately one-third ($500,000) of the total reserve. The costs associated with reducing and eliminating furniture and equipment included the write-off of the net book value of the furniture and equipment for terminated employees to the extent that these assets could not be redeployed in other functional areas of the Company. The costs attributable to eliminating the furniture and equipment were approximately one-sixth ($250,000) of the total reserve.

During the quarter ended September 30, 1999, the Company completed the hiring of its third-party providers, its planned reduction in workforce, and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of reserve during the quarter ended September 30, 1999. At December 31, 1999, the remaining reserve for personnel related costs ($10,000) represented funds needed for consultants hired to assist with the transition to third-party managers. At December 31, 1999, remaining reserve for office closures ($317,000) represented future obligated lease payments for corporate offices which were closed, offset by future receipts for sub-leases entered into with the Company for the related closed office spaces

(See Note 15). The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it, and the portion of the reserve that was reversed at December 31, 1999:

                                             ORIGINAL                                          RESTRUCTURING
                                           RESTRUCTURING    EXPENDITURES                     RESERVE DECEMBER
                                              RESERVE         APPLIED      RESERVE REVERSED      31, 1999
                                          ---------------- --------------- ----------------- ------------------
Personnel Related Costs                   $     750,000    $   (620,000)   $   (120,000)            $ 10,000
Office Closures                                 500,000        (283,000)        100,000              317,000
Write-off of Furniture and Equipment            250,000        (123,000)       (127,000)                   -
                                          -------------    ------------    ------------            ---------
Total                                     $   1,500,000    $ (1,026,000)   $   (147,000)           $ 327,000
                                          =============    ============    ============            =========

13. COSTS ASSOCIATED WITH UNSOLICITED PROPOSAL AND PURSUIT OF STRATEGIC ALTERNATIVES

On June 7, 1999, the Company received an unsolicited proposal from Schottenstein Stores Corporation ("Schottenstein") and certain of its affiliates to negotiate a business combination in which the Company would be merged into an acquisition affiliate of Schottenstein and the holders of the Company's Common Stock would receive $13 per share. The proposal was subject to a number of conditions, including completion of due diligence satisfactory to Schottenstein, obtaining new senior debt financing, and the assumption of certain outstanding indebtedness of the Company. The proposed transaction was also made conditional upon approval of the Company's stockholders and the holders of units in the Company's Operating Partnership. On July 12, 1999, Schottenstein increased its contingent proposal to $13.50 per share.

On July 23, 1999, after an extensive evaluation of the Schottenstein proposal and after receiving advice from Goldman, Sachs & Co., Inc., the Company's Board of Directors concluded that it would not be in the best interest of the Company's Common Stockholders to accept the proposal and unanimously voted to reject Schottenstein's proposal.

On November 12, 1999, the Company announced that its Board of Directors had instructed management and Goldman, Sachs & Co., Inc. to actively pursue a full range of strategic alternatives in order to maximize stockholder value. The Company also announced that it had commenced the active marketing of certain properties to provide additional liquidity and financial flexibility.

On February 15, 2000, the Company announced that it had completed the initial phase of this process. In this regard, the Company has entered into numerous confidentiality agreements with potential bidders and the Company is exchanging additional information with certain parties that submitted preliminary proposals to engage in business combinations.

In connection with the evaluation of the Schottenstein proposal, the Company's pursuit of all of its strategic alternatives, and the Company's defending against certain litigation incidental to the foregoing, the Company has incurred, and expects that it will continue to incur, significant costs for financial, advisory, legal, and other services. Through December 31, 1999, the Company had incurred approximately $4,548,000 of these related costs.

14.  RETIREMENT SAVINGS PLAN

The Company has a contributory Retirement Savings Plan. The maximum contribution is 15% of annual salaries of which up to 3% is matched by the Company up to 75% of employee contributions, subject to limitations imposed by the Internal Revenue Service. The Company's contributions to this plan for 1999, 1998, and 1997 were approximately $124,000, $77,000, and $48,000, respectively.

15. OPERATING LEASES

The Company leases office space under various operating leases that expire at various times through 2007. Rental expense under these operating leases for the years ended December 31, 1999, 1998, and 1997 was approximately $985,000, $326,000, and $202,000, respectively. During 1999, in connection with its restructuring plan (see Note 12), the Company closed three of its corporate offices. Subsequent to the closing of these offices the Company sub-leased the spaces to third parties. These sub-leases expire at various dates through 2003.

Approximate minimum future lease payments, net of the related sub-lease payments, under these operating leases at December 31, 1999, are as follows (in thousands):

                    For Year Ending December 31,
                             2000                                  $1,197
                             2001                                   1,299
                             2002                                   1,264
                             2003                                   1,125
                             2004                                     673
                             Later Years                            1,576
                                                                  -------
                            Total                                  $7,134
                                                                  ======

16.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1999 and 1998 is as follows (in thousands, except per share amounts):

                                                                                  INCOME (LOSS) AVAILABLE
                                                                                        TO COMMON
                                                     INCOME (LOSS) AVAILABLE      STOCKHOLDERS PER SHARE
                                                            TO COMMON             ----------------------
                                   TOTAL REVENUES          STOCKHOLDERS            BASIC         DILUTED
                                   --------------          ------------            -----         -------
1999:
First                                    $ 35,135              $   311              $0.01         $ 0.01
Second                                     34,369                2,401               0.08           0.08
Third                                      31,551                9,122               0.28           0.28
Fourth                                     31,755                  653               0.02           0.02
                                         --------              -------              -----         ------
Total                                    $132,810              $12,487              $0.39         $ 0.39
                                         ========              =======              =====         ======

1998:
First                                    $ 29,867              $ 2,136              $0.09         $ 0.09
Second                                     32,125                5,112               0.16           0.16
Third                                      34,539                4,294               0.14           0.14
Fourth                                     35,192                1,614               0.05           0.05
                                         --------              -------              -----         ------
Total                                    $131,723              $13,156              $0.44         $ 0.44
                                         ========              =======              =====         ======

17.  SEGMENT INFORMATION

The Company has two reportable segments: Retail Operating properties and Office/Industrial properties. The Company focuses its investments on retail shopping centers located in major metropolitan areas. As discussed in Note 1, the Company owns interests in 62 retail operating properties, 61 of which were fully operational, and one being developed.

The Company also owns interests in two office and industrial properties which it considers non-strategic and therefore does not allocate a material amount of Company resources to this segment. For the years ended December 31, 1999, 1998, and 1997 there was no tenant of the Company that accounted for ten percent of the total revenues of the Company.

The Company's accounting policies for these segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates the performance of its assets within these segments based on the net operating income of the respective property. Net operating income is calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance, and other owner's expenses). The summary of the Company's operations by segment is as follows (in thousands):

                                                                 1999
--------------------------------------------- -------------- -------------- --------------
                                                   Retail         Office          Total
Rental Revenues                                   $ 123,236       $  2,855      $ 126,091
                                                  =========       ========      =========
Net Operating Income                              $ 85,510       $  2,743        $ 88,253
                                                  =========      =========       ========
Real Estate at December 31                        $ 999,941       $ 29,332     $1,029,273
                                                  =========       ========     ==========


                                                                 1998
--------------------------------------------- -------------- -------------- --------------
                                                   Retail         Office          Total
Rental Revenues                                   $ 123,381         $7,524      $ 130,905
                                                  =========         ======      =========
Net Operating Income                               $ 87,672         $6,690       $ 94,362
                                                   ========         ======       ========
Real Estate at December 31                       $1,073,792        $57,876     $1,131,668
                                                 ==========        =======     ==========


                                                                 1997
--------------------------------------------- -------------- -------------- --------------
                                                   Retail         Office          Total
Rental Revenues                                     $59,535         $7,878        $67,413
                                                    =======         ======        =======
Net Operating Income                                $42,105         $6,592        $48,697
                                                    =======         ======        =======
Real Estate at December 31                         $901,979        $57,846       $959,825
                                                   ========        =======       ========

The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                                          1999             1998              1997
                                                                          ----             ----              ----
REVENUES:
Total Rental Revenues for Reportable Segments                           $126,091         $130,905          $ 67,413
Fee Income                                                                 5,078                -                 -
Interest Revenue                                                           1,641              818               761
                                                                        --------         --------          --------
   TOTAL CONSOLIDATED REVENUES                                          $132,810         $131,723          $ 68,174
                                                                        ========         ========          ========

NET OPERATING INCOME:
Total Net Operating Income for Reportable Segments                      $ 88,253         $ 94,362          $ 48,697
                                                                        --------         --------          --------
Additions:
   Fee Income                                                              5,078                -                 -
   Interest Revenue                                                        1,641              818               761
   Income from Unconsolidated Subsidiaries                                 1,077              214               223
   Gain on Sales of Real Estate                                           10,371                -             5,896
                                                                        --------         --------          --------
Total Additions                                                           18,167            1,032             6,880
                                                                        --------         --------          --------
Less:
   Interest Expense                                                       36,391           35,630            18,472
   General and Administrative Expenses                                     8,021            5,723             3,035
   Restructuring Charge                                                    1,353                -                 -
   Abandoned Acquisition Costs                                               748                -                 -
   Cost Associated with Unsolicited Proposal and Pursuit of
     Strategic Alternatives                                                4,548                -                 -
   Impairment Write-offs                                                   2,200                -                 -
   Depreciation and Amortization                                          28,182           28,607            15,275
   Minority Interest                                                       5,024            4,864                45
   Loss on Sales of Real Estate                                                -            1,814                 -
                                                                        --------         --------          --------
Total Deductions                                                          86,467           76,638            36,827
                                                                        --------         --------          --------

Net Income Before Extraordinary Item                                      19,953           18,756            18,750
Extraordinary Item                                                             -                -               (52)
Cumulative Effect of a Change in Accounting Principle                     (1,866)               -                 -
                                                                        --------         --------          --------
Net Income                                                              $ 18,087         $ 18,756          $ 18,698
                                                                        ========         ========          ========

The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at December 31, 1999, 1998, and 1997 (in thousands):

                                                                         1999             1998              1997
                                                                         ----             ----              ----
Total Real Estate for Reportable Segments                             $1,029,273       $1,131,668          $959,825
Other Real Estate                                                          7,021            6,111             4,930
                                                                      ----------       ----------          --------
Total Real Estate                                                     $1,036,294       $1,137,779          $964,755
Accumulated Depreciation                                                 (65,494)         (79,837)          (55,823)
                                                                      ----------       ----------          --------
Real Estate, Net                                                         970,800        1,057,942           908,932
Other Assets                                                              64,215           56,234            34,863
                                                                      ----------       ----------          --------
Consolidated Assets                                                   $1,035,015       $1,114,176          $943,795
                                                                      ==========       ==========          ========

Other Real Estate includes assets related to the corporate offices of the Company, which are not included in segment information.

18.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

As discussed in Notes 3 and 6, the Company and certain of its subsidiaries acquired and disposed of interests in certain properties during 1998. The acquisitions have been accounted for as a purchase. The operating results of the acquisitions and disposals have been included in the consolidated statements of income from the date of acquisition and disposal.

The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 1998 as if each of the following transactions had occurred as of the beginning of the respective period: (i) the acquisitions and dispositions by the Company of properties in 1998 and (ii) the completion of the sale by the Company of 8,440,518 shares of Common Stock in March 1998 (see Note 8).

The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred as of January 1, 1998, nor does it purport to represent the results of future operations (in thousands, except per share amounts):

                                                                                    FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                             1998
                                                                                    ------------------
Revenues from Rental Property                                                            $136,636
Net Income Before Extraordinary Item                                                       20,955
Net Income                                                                                 20,955
Income Available to Common Stockholders                                                    15,355
Net Income Before Extraordinary
   Item Per Common Share-Basic                                                               0.48
Income Available to Common
   Stockholders Per Common Share-Basic                                                       0.48
Net Income Before Extraordinary
   Item Per Common Share-Diluted                                                             0.48
Income Available to Common
   Stockholders Per Common Share-Diluted                                                     0.48

19.      CONTINGENCIES

LEGAL PROCEEDINGS: In 1999, a lawsuit was filed against the Company by a tenant of a Company owned property. The complaint alleges, among other things, misrepresentation regarding the use of the property. The tenant is seeking to recover funds that it claims to have invested in the property of $1,000,000 to $2,000,000. The Company believes this case is without merit and is vigorously defending itself against the allegations. Accordingly, the Company has not recorded any loss provision relative to damages sought by the tenant. Although the outcome of this lawsuit cannot be predicted with certainty, the Company does not believe that the outcome of this case will have a materially adverse effect on the Company's financial statements or its business.

Also in 1999, a class action lawsuit was filed against the Company and its Board of Directors. The complaint alleged that the Board of Directors and the Company violated their fiduciary duties by adopting a shareholder rights agreement, responding to Schottenstein's proposal inappropriately (see Note 13), and adopting various severance arrangements. In February 2000, a derivative class action lawsuit was also filed asserting claims against the Company. The claims contained in this complaint are similar to the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and four of its officers. The Company believes that both of these class action lawsuits are without merit and intends to vigorously defend against them.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

                                    PART III

ITEMS 10 THROUGH 13.

Incorporated by reference to the following sections of the Company's Proxy Statement for its 2000 Annual Meeting: "Nominees for Directors," "Executive Officers," "Beneficial Ownership of Management," "Beneficial Ownership of Non-Management," and "Executive Compensation" under "PROPOSAL I-ELECTION OF DIRECTORS" and "CERTAIN TRANSACTIONS WITH MANAGEMENT."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) The following financial statements and Independent Auditors' Report are included under Item 8.

              Independent Auditors' Report.

              Consolidated Balance sheets as of December 31, 1999 and 1998.

              Consolidated Statements of Income for each of the three years in the period ended December 31, 1999.

              Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999.

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

              Notes to Consolidated Financial Statements, December 31, 1999, 1998, and 1997.

              The following Supplemental Financial Schedules are included herein:

              III - Real Estate and Accumulated Depreciation.

              All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and notes.

       (b)    REPORTS ON FORM 8-K

              None.

       (c)    EXHIBITS

              3.1.1 Charter of the Company, as Amended and Restated May 6, 1997, incorporated by reference to pages B-1 through B-13 of the Company's Proxy Statement for its 1997 Annual Meeting, filed March 31, 1997.

              3.1.2 Articles Supplementary relating to Series 1997-A Convertible Preferred Stock, incorporated by reference to
                      Exhibit 3.1.2 of the Company's Form 8-K Report, filed January 14, 1998 (the "January 14, 1998 Form 8-K").

              3.1.3 Articles Supplementary to the Articles of Amendment and Restatement of Burnham Pacific Properties, Inc., classifying and designating the Series B Junior Participating Cumulative Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company's Form 8-K Report, filed June 24, 1999 (the "June 24, 1999 Form 8-K").

              3.2 Bylaws of the Company, as amended dated November 19, 1997, incorporated by reference to the Exhibit 3.2 of the Company's report on Form 8-K, filed December 16, 1997 (the "December 16, 1997 Form 8-K Report").

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

              4.5 Shareholder Rights Agreement, dated as of June 19, 1999, between Burnham Pacific Properties, Inc. and First Chicago Trust Company of New York, as Rights Agent, incorporated by reference to Exhibit 4.1 of the June 24, 1999 Form 8-K.

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

              10.1.3 Third Amendment to Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P., dated as of December 31, 1997, incorporated by reference to Exhibit
                      10.1 of the Company's report on Form 8-K dated June 1,
                      1998.

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

              10.8 Operating Agreement of BPP Retail, LLC dated August 31, 1998, incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1998. This document constitutes the joint venture agreement between the State of California Public Employees' Retirement System and Burnham Pacific Operating Partnership, L.P.

              10.9 Burnham Pacific Properties, Inc. Executive Severance Plan, dated as of June 19, 1999 (the "Executive Severance Plan"), incorporated by reference to Exhibit 10.1 to the Company's Form 8-K Report, filed August 9, 1999 (the "August 9, 1999 Form 8-K").

              10.10 First Amendment to the Executive Severance Plan, dated as of July 23, 1999, incorporated by reference to Exhibit
                      10.2 of the August 9, 1999 Form 8-K.

              10.11 Burnham Pacific Properties, Inc. Management Severance Plan, dated as of June 19, 1999 (the "Management Severance Plan"), incorporated by reference to Exhibit 10.3 of the August 9, 1999 Form 10-K.

              10.12 First Amendment to the Management Severance Plan, dated as of July 23, 1999, incorporated by reference to Exhibit
                      10.4 of the August 9, 1999 Form 8-K.

              10.13 Burnham Pacific Properties, Inc. Rank and File Severance Plan, dated as of June 19, 1999 (the "Rank and File Severance Plan"), incorporated by reference to Exhibit
                      10.5 of the August 9, 1999 Form 8-K.

              10.14 First Amendment to the Rank and File Severance Plan, dated as of July 23, 1999, incorporated by reference to Exhibit
                      10.6 of the August 9, 1999 Form 8-K.

              10.15 Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and J. David Martin, incorporated by reference to Exhibit 10.7 of the August 9, 1999 Form 8-K.

              10.16 Senior Executive Severance agreement, dated as of June 30, 1999 between Burnham Pacific Properties, Inc. and Joseph William Byrne, incorporated by reference to Exhibit 10.8 of the August 9, 1999 Form 8-K.

              10.17 Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and James
                      W. Gaube, incorporated by reference to Exhibit 10.9 of the August 9, 1999 Form 8-K.

              10.18 Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and Daniel
                      B. Platt, incorporated by reference to Exhibit 10.10 of the August 9, 1999 Form 8-K.

              10.19 Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and Scott
                      C. Verges, incorporated by reference to Exhibit 10.11 of the August 9, 1999 Form 8-K.

              10.20 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and J. David Martin, incorporated by reference to Exhibit 10.12 of the August 9, 1999 Form 8-K.

              10.21 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and J. David Martin, incorporated by reference to Exhibit 10.13 of the August 9, 1999 Form 8-K.

              10.22 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and J. David Martin, incorporated by reference to Exhibit 10.14 of the August 9, 1999 Form 8-K.

              10.23 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and Joseph William Byrne, incorporated by reference to Exhibit 10.15 of the August 9, 1999 Form 8-K.

              10.24 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and James W. Gaube, incorporated by reference to Exhibit 10.16 of the August 9, 1999 Form 8-K.

              10.25 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and Daniel B. Platt, incorporated by reference to Exhibit 10.17 of the August 9, 1999 Form 8-K.

              10.26 Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and Scott C. Verges, incorporated by reference to Exhibit 10.18 of the August 9, 1999 Form 8-K.

              10.27 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and J. David Martin, incorporated by reference to
                      Exhibit 10.19 to the Company's report on Form 10-Q for the quarter ended September 30, 1999 (the "September 30, 1999 Form 10-Q").

              10.28 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and J. David Martin, incorporated by reference to
                      Exhibit 10.20 of the September 30, 1999 Form 10-Q.

              10.29 Phantom Shares Rescission Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and J. David Martin, incorporated by reference to Exhibit 10.21 of the September 30, 1999 Form 10-Q.

              10.30 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and Daniel B. Platt, incorporated by reference to
                      Exhibit 10.22 of the September 30, 1999 Form 10-Q.

              10.31 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and Joseph William Byrne, incorporated by reference to Exhibit 10.23 of the September 30, 1999 Form 10-Q.

              10.32 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and James W. Gaube, incorporated by reference to
                      Exhibit 10.24 of the September 30, 1999 Form 10-Q.

              10.33 First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and Scott C. Verges, incorporated by reference to
                      Exhibit 10.25 of the September 30, 1999 Form 10-Q.

              *10.34 Loan Agreement, dated as of November 19, 1999, between Burnham Pacific Operating Partnership, L.P., BPP Cameron Park, L.P., and BPP/Riley, L.P., as Borrowers, the lenders party thereto, as Lenders, and General Electric Capital Corporation, as Administrative Agent.

             *10.35 Modification to Loan Agreement, dated as of December 20, 1999, between Burnham Pacific Operating Partnership, L.P., BPP Cameron Park, L.P., and BPP/Riley, L.P., as Borrowers, the lenders party thereto, as Lenders, and General Electric Capital Corporation, as Administrative Agent.

             *10.36 Second Amendment to Operating Agreement of BPP Retail, LLC, dated as of December 15, 1999, between Burnham Pacific Employees, LLC and CalPERS, incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K, filed January 14, 2000 (the "January 14, 2000 Form 8-K Report").

              10.37 Contribution Agreement, dated as of November 30, 1999, between Burnham Pacific Employees, LLC and CalPERS, incorporated by reference to Exhibit 10.2 of the January 14, 2000 Form 8-K Report.

              10.38 Bell Gardens Ownership Agreement, dated as of December 15, 1999, by and among Burnham Pacific Operating Partnership, L.P., Burnham Pacific Employees, LLC, BPP Retail, LLC and CalPERS, incorporated by reference to Exhibit 10.3 of the January 14, 2000 Form 8-K Report.

              10.39 Waiver, Amendment and First Consent, dated as of December 15, 1999, by and among BPP Retail, LLC, the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Burnham Pacific Employees, LLC, Burnham Pacific Operating Partnership, L.P. and CalPERS, incorporated by reference to Exhibit 10.4 of the January 14, 2000 Form 8-K Report.

              10.40 Waiver, Amendment and Second Consent to Credit Agreement, dated as of December 15, 1999, by and among BPP Retail, LLC, BPAC Texas, L.P., the Lenders named therein and The Chase Manhattan Bank, as Administrative Agent, incorporated by reference to Exhibit 10.5 of the January 14, 2000 Form 8-K Report.

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

                              Burnham Pacific Properties, Inc.

                              By: /s/ J. David Martin
                                  ----------------------------
                                  J. David Martin, President

                              Dated: MARCH 29, 2000


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   SIGNATURE                                       TITLE                              DATE
   ---------                                       -----                              ----
/s/ Malin Burnham                           Chairman of the Board               MARCH 29, 2000
----------------------------
Malin Burnham

/s/ J. David Martin                         President, Director                 MARCH 29, 2000
----------------------------
J. David Martin

/s/ Daniel B. Platt                         Chief Financial Officer             MARCH 29, 2000
----------------------------
Daniel B. Platt

/s/ Donne P. Moen                           Director                            MARCH 29, 2000
----------------------------
Donne P. Moen

/s/ Nina Matis                              Director                            MARCH 29, 2000
----------------------------
Nina Matis

/s/ James D. Harper, Jr.                    Director                            MARCH 29, 2000
----------------------------
James D. Harper, Jr.

/s/ Phillip S. Schlein                      Director                            MARCH 29, 2000
----------------------------
Phillip S. Schlein

/s/ James D. Klingbeil                      Director                            MARCH 29, 2000
----------------------------
James D. Klingbeil

/s/ Robin Wolaner                           Director                            MARCH 29, 2000
----------------------------
Robin Wolaner

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1999
-----------------

                                                                                  COSTS CAPITALIZED
                                                                                      SUBSEQUENT
                                               INITIAL COST TO COMPANY:             TO ACQUISITION:
PROPERTY NAME                                                BUILDINGS &               BUILDINGS &
                                 ENCUMBRANCES       LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
SAN DIEGO REGION

SAN DIEGO FACTORY OUTLET         $         -   $ 4,533,576  $ 9,067,910  $ 2,285,747  $  7,170,851
  San Ysidro, California
SDFOC-KMART                        2,309,315     1,933,333    3,866,667            -             -
  San Ysidro, California
SAN MARCOS LUCKY PLAZA                     -     2,457,807    4,915,613      268,331       604,554
  San Marcos, California
ANACOMP BUILDING                           -     7,467,253   14,934,506        6,747        63,977
  Poway, California
SCRIPPS RANCH BUILDING                     -     2,085,891    2,081,981            -     2,692,429
  San Diego (Scripps Ranch), CA    _________     _________   __________     ________     _________

         SUBTOTAL                  2,309,315    18,477,860   34,866,677    2,560,825    10,531,811
                                   ---------    ----------   ----------    ---------    ----------



                                      AMOUNTS CARRIED AT END OF PERIOD:
PROPERTY NAME                                   BUILDINGS &    CARRYING   ACCUMULATED      DATE
                                      LAND     IMPROVEMENTS     COSTS     DEPRECIATION   ACQUIRED      LIFE
SAN DIEGO REGION

SAN DIEGO FACTORY OUTLET         $ 6,819,323  $ 16,238,761 $ 23,058,084  $ 4,437,152      Jan-92        30
  San Ysidro, California
SDFOC-KMART                        1,933,333     3,866,667    5,800,000      832,406      Oct-93        30
  San Ysidro, California
SAN MARCOS LUCKY PLAZA             2,726,138     5,520,167    8,246,305      354,722      Dec-97        30
  San Marcos, California
ANACOMP BUILDING                   7,474,000    14,998,483   22,472,483    3,492,035      Dec-92        30
  Poway, California
SCRIPPS RANCH BUILDING             2,085,891     4,774,410    6,860,301    1,928,247      May-87        30
  San Diego (Scripps Ranch), CA    _________    __________   __________    _________

         SUBTOTAL                 21,038,685    45,398,488   66,437,173   11,044,562
                                  ----------    ----------   ----------   ----------

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1999
-----------------

                                                                              COSTS CAPITALIZED
                                                                                 SUBSEQUENT
                                               INITIAL COST TO COMPANY:         TO ACQUISITION:
PROPERTY NAME                                                BUILDINGS &               BUILDINGS &
                                 ENCUMBRANCES       LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
LOS ANGELES REGION

LA MANCHA PARTNERS                         -     2,202,830    5,981,355     168,770    1,101,811
  Fullerton, California
PLAZA AT PUENTE HILLS             31,937,911    19,333,333   38,666,667      48,744    1,988,600
  City of Industry, California
WEST LANCASTER                             -       635,257    1,274,663           -       59,827
  Lancaster, California
ONTARIO VILLAGE                            -     1,582,802    3,195,733           -      207,792
  Ontario, California
VALLEY CENTRAL                    24,508,246    13,291,904   26,680,586           -      393,417
  Lancaster, California
CRENSHAW-IMPERIAL                  5,071,551     3,019,923    6,159,881       8,685      747,851
  Inglewood, California
SANTA FE SPRINGS PLAZA                     -     5,682,205   11,403,070           -      341,036
  Santa Fe Springs, California
CENTRAL SHOPPING CENTER                    -     1,886,518    3,795,868       1,500       26,942
  Ventura, California
MOUNTAINGATE PLAZA                22,784,274     9,568,089   19,419,490           -      188,938
  Simi Valley, California
SIMI VALLEY PLAZA                 16,029,223     8,219,957   16,439,914      78,894      343,896
  Simi Valley, California
WESTMINSTER CENTER                         -    18,604,973   37,209,946   1,757,125    3,750,196
  Westminster, California
BELL GARDEN MARKETPLACE                    -             -   11,854,933           -    1,224,865
  Bell Gardens, California
BUENA VISTA MARKETPLACE                    -     4,216,270    8,432,541     400,912      942,681
  Duarte, California
RALPH'S CENTER                             -     3,686,051    7,372,102       9,798       43,089
  Redondo Beach, California
CENTERWOOD PLAZA                           -     2,108,031    4,216,062     150,276      606,148
  Bellflower, California
LAKE ARROWHEAD                    19,423,122    10,606,587   21,695,708           -      453,322
  Lake Arrowhead, California
PLAZA DE MONTEREY                  3,913,380     1,999,305    4,071,522           -        6,174
  Palm Desert, California
PALMS TO PINES                             -     1,013,724    2,119,429           -       15,534
  Palm Desert, California
MISSION PLAZA                              -     1,517,422    3,106,356           -       18,374
  Cathedral City, California
MENIFEE TOWN CENTER                        -     3,952,698    7,905,397      10,329      363,592
  Menifee, California
OLYMPIAD PLAZA                     6,009,118     3,413,703    6,871,283       9,974      133,232
  Mission Viejo, California       __________    __________   __________    ________     ________
         SUBTOTAL                129,676,825   116,541,582  247,872,506   2,645,007   12,957,317
                                 -----------    -----------  -----------  ---------    ----------



                                      AMOUNTS CARRIED AT END OF PERIOD:
PROPERTY NAME                                   BUILDINGS &    CARRYING   ACCUMULATED      DATE
                                      LAND     IMPROVEMENTS     COSTS     DEPRECIATION   ACQUIRED      LIFE
LOS ANGELES REGION

LA MANCHA PARTNERS                  2,371,600    7,083,166    9,454,766    4,612,113      Dec-88        30
  Fullerton, California
PLAZA AT PUENTE HILLS              19,382,077   40,655,267   60,037,344    8,818,489      Oct-93        30
  City of Industry, California
WEST LANCASTER                        635,257    1,334,490    1,969,747      137,885      Jan-97        30
  Lancaster, California
ONTARIO VILLAGE                     1,582,802    3,403,525    4,986,327      333,295      Jan-97        30
  Ontario, California
VALLEY CENTRAL                     13,291,904   27,074,003   40,365,907    2,674,781      Jan-97        30
  Lancaster, California
CRENSHAW-IMPERIAL                   3,028,608    6,907,732    9,936,340      587,361      Apr-97        30
  Inglewood, California
SANTA FE SPRINGS PLAZA              5,682,205   11,744,106   17,426,311    1,092,836      Apr-97        30
  Santa Fe Springs, California
CENTRAL SHOPPING CENTER             1,888,018    3,822,810    5,710,828      349,605      Apr-97        30
  Ventura, California
MOUNTAINGATE PLAZA                  9,568,089   19,608,428   29,176,517    1,481,691      Oct-97        30
  Simi Valley, California
SIMI VALLEY PLAZA                   8,298,851   16,783,810   25,082,661    1,122,128      Dec-97        30
  Simi Valley, California
WESTMINSTER CENTER                 20,362,098   40,960,142   61,322,240    2,577,978      Dec-97        30
  Westminster, California
BELL GARDEN MARKETPLACE                     -   13,079,798   13,079,798            -      Dec-97        30
  Bell Gardens, California
BUENA VISTA MARKETPLACE             4,617,182    9,375,222   13,992,404      600,825      Dec-97        30
  Duarte, California
RALPH'S CENTER                      3,695,849    7,415,191   11,111,040      504,842      Dec-97        30
  Redondo Beach, California
CENTERWOOD PLAZA                    2,258,307    4,822,210    7,080,517      294,655      Dec-97        30
  Bellflower, California
LAKE ARROWHEAD                     10,606,587   22,149,030   32,755,617    1,306,510      May-98        30
  Lake Arrowhead, California
PLAZA DE MONTEREY                   1,999,305    4,077,696    6,077,001      203,505      Jun-98        30
  Palm Desert, California
PALMS TO PINES                      1,013,724    2,134,963    3,148,687      110,693      Jun-98        30
  Palm Desert, California
MISSION PLAZA                       1,517,422    3,124,730    4,642,152      157,027      Jun-98        30
  Cathedral City, California
MENIFEE TOWN CENTER                 3,963,027    8,268,989   12,232,016      537,557      Dec-97        30
  Menifee, California
OLYMPIAD PLAZA                      3,423,677    7,004,515   10,428,192      585,703      Jun-97        30
  Mission Viejo, California        __________   __________   __________    _________
         SUBTOTAL                 119,186,589  260,829,823  380,016,412   28,089,479
                                  -----------   -----------  -----------  ----------

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1999
-----------------

                                                                              COSTS CAPITALIZED
                                                                                  SUBSEQUENT
                                               INITIAL COST TO COMPANY:       TO ACQUISITION:
PROPERTY NAME                                                BUILDINGS &               BUILDINGS &
                                 ENCUMBRANCES       LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
SAN FRANCISCO REGION

RICHMOND SHOPPING CENTER          6,746,052      3,139,965   6,264,175       71,473       433,438
  Richmond, California
HILLTOP PLAZA                             -      1,923,807   3,847,815    3,798,993    22,762,063
  Richmond, California
GATEWAY CENTER                   16,486,563              -  23,041,102            -     2,662,951
  Marin City, California
CAMERON PARK                      5,216,166      1,898,032   3,810,110            -     8,456,312
  Cameron Park, California
FREMONT HUB SHOPPING CENTER               -     15,750,424  33,274,814       18,920    18,918,896
  Fremont, California
PROSPECTOR'S PLAZA                        -      6,762,001  13,524,001      527,651     1,351,301
  Placerville, California
STONY POINT PLAZA                         -      5,964,704  11,929,409       15,858       135,256
  Santa Rosa, California
FREMONT GATEWAY PLAZA                     -      9,898,097  19,796,193      398,376       900,228
  Fremont, California
SOUTHAMPTON CENTER                        -      6,964,868  13,929,736      577,989     1,317,249
  Benicia, California
SILVER CREEK PLAZA                        -      5,793,858  11,587,715      407,162     1,277,990
  San Jose, California
SUMMERHILLS SHOPPING CENTER               -      3,463,199   6,926,397       96,345       360,449
  Sacramento, California
SHASTA CROSSROADS                         -      4,554,787   9,109,575      465,353       966,316
  Redding, California
CREEKSIDE SHOPPING CENTER                 -      2,883,083   5,766,165      500,162     1,032,407
  Vacaville, California
580 MARKETPLACE                           -      5,575,805  11,151,611      374,641       790,800
  Castro Valley, California
DISCOVERY PLAZA                           -              -   9,216,732      415,576       983,289
  Sacramento, California
SUNSET CENTER                             -      2,396,340   4,792,681      130,594       293,874
  Suisun City, California
HALLMARK TOWN CENTER                      -      2,797,702   5,595,405      284,839       592,706
  Madera, California
ARCADE SQUARE                             -      2,779,626   5,559,253      278,206       910,620
  Sacramento, California
VAN NESS                         22,882,385      2,271,199  50,231,739      180,000    (3,750,689)
San Francisco, California         _________      _________   __________   _________     _________
         SUBTOTAL                51,331,166     84,817,497 249,354,628    8,542,138    60,395,456
                                 ----------     ----------   -----------  ---------    ----------



                                      AMOUNTS CARRIED AT END OF PERIOD:
PROPERTY                                        BUILDINGS &    CARRYING   ACCUMULATED      DATE
                                      LAND     IMPROVEMENTS     COSTS     DEPRECIATION   ACQUIRED      LIFE
SAN FRANCISCO REGION

RICHMOND SHOPPING CENTER         3,211,438    6,697,613    9,909,051      999,144      Dec-95        30
  Richmond, California
HILLTOP PLAZA                    5,722,800   26,609,878   32,332,678    1,131,134      Dec-96        30
  Richmond, California
GATEWAY CENTER                           -   25,704,053   25,704,053    2,032,299      Aug-97        30
  Marin City, California
CAMERON PARK                     1,898,032   12,266,422   14,164,454      322,464      Jan-97        30
  Cameron Park, California
FREMONT HUB SHOPPING CENTER     15,769,344   52,193,710   67,963,054    2,815,994      Apr-97        30
  Fremont, California
PROSPECTOR'S PLAZA               7,289,652   14,875,302   22,164,954      952,106      Dec-97        30
  Placerville, California
STONY POINT PLAZA                5,980,562   12,064,665   18,045,227      805,400      Dec-97        30
  Santa Rosa, California
FREMONT GATEWAY PLAZA           10,296,473   20,696,421   30,992,894    1,367,789      Dec-97        30
  Fremont, California
SOUTHAMPTON CENTER               7,542,857   15,246,985   22,789,842      993,274      Dec-97        30
  Benicia, California
SILVER CREEK PLAZA               6,201,020   12,865,705   19,066,725      814,068      Dec-97        30
  San Jose, California
SUMMERHILLS SHOPPING CENTER      3,559,544    7,286,846   10,846,390      477,979      Dec-97        30
  Sacramento, California
SHASTA CROSSROADS                5,020,140   10,075,891   15,096,031      665,351      Dec-97        30
  Redding, California
CREEKSIDE SHOPPING CENTER        3,383,245    6,798,572   10,181,817      430,144      Dec-97        30
  Vacaville, California
580 MARKETPLACE                  5,950,446   11,942,411   17,892,857      782,370      Dec-97        30
  Castro Valley, California
DISCOVERY PLAZA                    415,576   10,200,021   10,615,597      669,901      Dec-97        30
  Sacramento, California
SUNSET CENTER                    2,526,934    5,086,555    7,613,489      338,168      Dec-97        30
  Suisun City, California
HALLMARK TOWN CENTER             3,082,541    6,188,111    9,270,652      411,381      Dec-97        30
  Madera, California
ARCADE SQUARE                    3,057,832    6,469,873    9,527,705      427,874      Dec-97        30
  Sacramento, California
VAN NESS                         2,451,199   46,481,050   48,932,249    2,149,683     July-98        30
San Francisco, California       __________   __________   __________    _________
         SUBTOTAL               93,359,635  309,750,084  403,109,719   18,586,523
                                ----------   ----------   ----------    ---------


BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1999
-----------------

                                                                              COSTS CAPITALIZED
                                                                                  SUBSEQUENT
                                               INITIAL COST TO COMPANY:       TO ACQUISITION:
PROPERTY NAME                                                BUILDINGS &               BUILDINGS &
                                 ENCUMBRANCES       LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
PACIFIC NORTHWEST REGION

DESIGN MARKET                             -     3,765,179    7,892,149            -      158,129
  Bellevue, Washington
FAIRWOOD SQUARE                           -     1,684,060    3,568,011            -      157,944
  Renton, Washington
PUGET PARK                        2,451,572     1,477,327    3,103,651            -      202,306
  Everett, Washington
MERIDIAN VILLAGE SHOPPING                 -     7,001,009   14,002,019       29,513      141,416
CENTER
  Bellingham, Washington
BEAR CREEK VILLAGE                        -             -    3,474,379            -      723,509
  Redmond, Washington
VILLAGE EAST SHOPPING CENTER              -     4,916,305    9,912,687            -            -
  Salem, Oregon
KEIZER CREEKSIDE                          -     1,831,640    3,746,464       72,874      155,005
  Salem, Oregon
PARK MANOR                                -       973,248    2,010,606       72,874      159,186
  Bellingham, Washington
FARMINGTON VILLAGE                        -     1,400,223    2,811,045            -        9,651
  Aloha, Oregon
GREENTREE PLAZA                           -     3,266,219    6,598,434            -       31,392
  Everett, Washington
JAMES VILLAGE                             -             -    2,141,260            -       16,418
  Lynnwood, Washington             ________     _________    _________       ______      _______

         SUBTOTAL                 2,451,572    26,315,210   59,260,705      175,261    1,754,956
                                  ---------     ----------   ----------     -------    ---------


                                      AMOUNTS CARRIED AT END OF PERIOD:
PROPERTY NAME                                   BUILDINGS &    CARRYING   ACCUMULATED      DATE
                                      LAND     IMPROVEMENTS     COSTS     DEPRECIATION   ACQUIRED      LIFE
PACIFIC NORTHWEST REGION

DESIGN MARKET                       3,765,179     8,050,278  11,815,457      599,728       Oct-97        30
  Bellevue, Washington
FAIRWOOD SQUARE                     1,684,060     3,725,955   5,410,015      293,279       Oct-97        30
  Renton, Washington
PUGET PARK                          1,477,327     3,305,957   4,783,284      251,642       Oct-97        30
  Everett, Washington
MERIDIAN VILLAGE SHOPPING           7,030,522    14,143,435  21,173,957      948,743       Dec-97        30
CENTER
  Bellingham, Washington
BEAR CREEK VILLAGE                          -     4,197,888   4,197,888      727,298       Dec-97        30
  Redmond, Washington
VILLAGE EAST SHOPPING CENTER        4,916,305     9,912,687  14,828,992      654,707       Feb-98        30
  Salem, Oregon
KEIZER CREEKSIDE                    1,904,514     3,901,469   5,805,983      218,231       Jun-98        30
  Salem, Oregon
PARK MANOR                          1,046,122     2,169,792   3,215,914      116,873       Jun-98        30
  Bellingham, Washington
FARMINGTON VILLAGE                  1,400,223     2,820,696   4,220,919      134,803       Jul-98        30
  Aloha, Oregon
GREENTREE PLAZA                     3,266,219     6,629,826   9,896,045      312,485       Jul-98        30
  Everett, Washington
JAMES VILLAGE                               -     2,157,678   2,157,678      202,482       Oct-98        30
  Lynnwood, Washington              _________     _________   __________   _________

         SUBTOTAL                  26,490,471    61,015,661  87,506,132    4,460,271
                                    ---------     ---------   ----------   ---------

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III
DECEMBER 31, 1999
-----------------

                                                                              COSTS CAPITALIZED
                                                                                  SUBSEQUENT
                                               INITIAL COST TO COMPANY:       TO ACQUISITION:
PROPERTY NAME                                                BUILDINGS &               BUILDINGS &
                                 ENCUMBRANCES       LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
MOUNTAIN REGION
                                 -----------    -----------   -----------     ----------   ----------
BRICKYARD PLAZA                            -              -     1,047,007              -        1,581
  Salt Lake City, Utah           ___________    ___________   ___________     __________   __________

SOUTHWEST REGION

SILVER PLAZA                         300,000        318,364       675,644              -        3,669
  Silver City, New Mexico
CRUCES NORTE                               -        827,222     1,701,026         72,874      157,478
  Las Cruces, New Mexico         ___________    ___________   ___________     __________   __________

         SUBTOTAL                    300,000      1,145,586     2,376,670         72,874      161,147
                                  ----------    -----------   -----------      ---------    ---------

BURNHAM PACIFIC GRAND TOTAL     $186,068,878   $247,297,735  $594,778,193    $13,996,105  $85,802,268
                                ============    ===========  ============    ===========  ===========




                                      AMOUNTS CARRIED AT END OF PERIOD:
PROPERTY NAME                                   BUILDINGS &    CARRYING   ACCUMULATED      DATE
                                      LAND     IMPROVEMENTS     COSTS     DEPRECIATION   ACQUIRED      LIFE
MOUNTAIN REGION
                                  -----------  -----------   ------------- ----------
BRICKYARD PLAZA                             -    1,048,588      1,048,588     201,924     Sep-98      30
  Salt Lake City, Utah
                                  -----------  -----------   ------------  ----------

SOUTHWEST REGION

SILVER PLAZA                          318,364      679,313        997,677      50,541     Oct-97      30
  Silver City, New Mexico
CRUCES NORTE                          900,096    1,858,504      2,758,600      99,392     Jun-98      30
  Las Cruces, New Mexico
                                  -----------  -----------   ------------  ----------
         SUBTOTAL                   1,218,460    2,537,817      3,756,277     149,933
                                  -----------  -----------   ------------  ----------

BURNHAM PACIFIC GRAND TOTAL      $261,293,840 $680,580,461   $941,874,301 $62,532,692
                                 ============ ============   ============  ==========

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III NOTES
DECEMBER 31, 1999
-----------------

NOTE 1
Fremont Hub, San Diego Factory Outlet Center, Hilltop Plaza, Santa Fe Springs, Meridian Village, Anacomp, Greentree Plaza, La Mancha Shopping Center, Santee Village Square, Keizer Creekside, Ontario Village Shopping Center, Scripps Ranch, Farmington Village, Mission Plaza, Central Shopping Center, Palms to Pines, Bear Creek Village, Park Manor, Cruces Norte, West Lancaster Plaza, James Village, Brickyard Plaza, and Bell Garden are jointly encumbered under the Company's secured line of credit, under which $138,419,702 was outstanding at December 31, 1999, which was not included in the above.

NOTE 2 Menifee Town Center, San Marcos Lucky Plaza, Westminster Center, Buena Vista Marketplace, Ralph's Center, Centerwood Plaza, Prospector's Plaza, Stony Point Plaza, Fremont Gateway Plaza, Southampton Center, Silver Creek Plaza, Summerhills Shopping Center, Shasta Crossroads, Creekside Shopping Center, 580 Marketplace, Discovery Plaza, Sunset Center, Hallmark Town Center, and Arcade Square are jointly encumbered under a $145,927,661 mortgage loan at December 31, 1999, which was not included in the above.

NOTE 3
Design Market, Fairwood Square, and Village East are jointly encumbered under a $15,861,069 mortgage loan at December 31, 1999, which was not included in the above.

NOTE 4 The amounts above do not include approximately $7,021,000 of furniture, fixtures and equipment and acquisitions in progress and $2,961,000 of related accumulated depreciation, and $87,374,000 of costs incurred to date on development of a retail center which is also classified with property in the consolidated financial statements of the Company.

NOTE 5
The aggregate cost for federal income tax purposes for buildings and improvements at December 31, 1999 was approximately $659,000,000.

                                                                     (Continued)

BURNHAM PACIFIC PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
FORM 10-K SCHEDULE III NOTES
DECEMBER 31, 1999 (CONTINUED)
-----------------------------

                                                      LAND, BUILDINGS &             ACCUMULATED
                                                         IMPROVEMENTS              DEPRECIATION
                                                      -----------------            ------------
Balance at January 1, 1998                               $ 915,078,306             $ 54,799,394
Additions During Period                                    187,460,623               24,302,044
Cost of Real Estate Sold                                    (5,685,318)              (1,384,529)
                                                  ---------------------      -------------------

Balance at December 31, 1998                             1,096,853,611               77,716,909
Additions During Period                                     18,976,333               21,666,188
Cost of Real Estate Sold                                  (162,196,776)             (33,828,342)
                                                  ---------------------      -------------------

Balance at December 31, 1999                              $941,874,301             $ 62,532,692
                                                  =====================      ===================


A) Additions during the period are broken down as follows:


                                                          1999                      1998
                                                  ---------------------      -------------------
Cash Expenditures                                         $ 18,976,333            $ 144,000,716
Assumption of Debt                                                   -               25,147,110
Operating Partnership Units Issued                                   -               18,312,797
                                                  ---------------------      -------------------
                                                          $ 18,976,333            $ 187,460,623
                                                  =====================      ===================

                                                                     (Concluded)