Form 10-K405/A
period 1999-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 2000-04-28
CIK 805730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

   / /         Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                         Commission file number 1-9524

                        BURNHAM PACIFIC PROPERTIES, INC.

             (Exact name of Registrant as specified in its Charter)

                MARYLAND                             33-0204162
    (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

110 WEST A STREET, SAN DIEGO, CALIFORNIA                92101
(Address of principal executive offices)             (Zip Code)

                                 (619) 652-4700
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
         Common Stock, $.01 Par Value                        New York Stock Exchange
        Preferred Stock Purchase Rights                      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

                            ------------------------

    Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                            ------------------------

    At April 21, 2000 the aggregate market value of the Registrant's shares of common stock, $.01 par value, held by non-affiliates of the Registrant was $226,315,080.

                            ------------------------

  There were 32,318,796 shares of common stock outstanding at April 21, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


    This Form 10-K/A is being filed to amend the Form 10-K ("Form 10-K") of Burnham Pacific Properties, Inc. (the "Company"), filed with the Securities and Exchange Commission (the "SEC") on March 30, 2000, to include the information required by Part III of that form, which was omitted from the Form 10-K in reliance on General Instruction G(3) thereto.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION REGARDING THE EXECUTIVE OFFICERS

    The following table and biographical descriptions set forth certain information with respect to our directors, as well as our executive officers who are not directors, based on information furnished to us by the directors and the executive officers. There is no family relationship between any director or executive officer of the Company.


NAME                                AGE            POSITION(S) HELD
----                                ---   ----------------------------------

Malin Burnham.....................  72    Chairman of the Board of Directors

J. David Martin...................  44    President, Chief Executive Officer
                                          and Director

Daniel B. Platt...................  53    Executive Vice President, Chief
                                          Financial Officer

Joseph Wm. Byrne..................  52    Executive Vice President, Chief
                                          Operating Officer

James W. Gaube....................  50    Executive Vice President, Chief
                                          Investment Officer

Scott C. Verges...................  46    Secretary and General Counsel

James D. Harper, Jr...............  66    Director

James D. Klingbeil................  64    Director

Nina B. Matis.....................  52    Director

Donne P. Moen.....................  64    Director

Philip S. Schlein.................  65    Director

Robin Wolaner.....................  45    Director


    The principal occupation for the last five years of each of the Directors and Executive Officers, as well as other related information, is set forth below.

    MALIN BURNHAM has been Chairman of the Board of Directors since 1985 and served as interim President and Chief Executive Officer from October 1994 to September 1995. Mr. Burnham is a private investor. He is also Chairman of John Burnham & Company and of First National Bank (San Diego) and a Trustee of The Burnham Institute.

    JAMES D. HARPER, JR. has been a Director since 1997. Mr. Harper has been President of JDH Realty Co. in Miami, Florida since 1982 and is the principal partner in AH Development, S.E. and AH HA Investments, S.E., both of which are partnerships developing land in Puerto Rico. From 1971 until 1975, Mr. Harper worked for Continental Illinois Corporation, serving as its Executive Vice President in charge of all domestic and international real estate services beginning in 1974. From 1969 until its acquisition by Continental Illinois Corporation in 1971, Mr. Harper served as President and Chief Executive Officer of Group Counselor's Inc., a privately held REIT management company. He is a Director of Equity Residential Properties Trust, Equity Office Properties Trust, and JDH Realty Co.

    JAMES D. KLINGBEIL has been a Director since 1996. He is Chairman, President and Chief Executive Officer of American Apartment Communities, Inc. He is Trustee and former President of the Urban Land Institute, and a member of the Chief Executives Organization and World Business Council, and serves on the Policy Advisory Board for the Center for Real Estate and Urban Economics, University of California. He has also served as Public Interest Director of Federal Home Loan Bank of Cincinnati and as a member of the Young Presidents' Organization and the Federal Home Loan Mortgage Corporation Advisory Board.
Mr. Klingbeil is a Director of United Dominion Realty Trust.

    J. DAVID MARTIN became President, Chief Executive Officer and a Director of the Company on October 1, 1995. From 1984 until joining the Company, Mr. Martin was the Founder, Chairman and Chief Executive Officer of The Martin Group of Companies, Inc. (the "Martin Group"), a full-service real estate development and management company of which Mr. Martin still retains the title of Chairman. Mr. Martin is a Trustee of Golden Gate University and a member of the Policy Advisory Board for the Center for Real Estate and Urban Economics at the University of California. Mr. Martin is a member of the Young Presidents' Organization and serves on its international board. He is also a member of the Urban Land Institute, International Council of Shopping Centers and the National Association of Real Estate Investment Trusts.

    NINA B. MATIS has been a Director since 1998. She is a partner in and member of the Executive Committee of the law firm of Katten Muchin Zavis, in Chicago, Illinois. She became a partner in the firm in September 1976. During 1984 through 1987, she was Adjunct Professor of Northwestern University School of Law where she taught Real Estate Transactions. She is a member of the American College of Real Estate Lawyers, Ely Chapter of Lambda Alpha International, Chicago Finance Exchange, Urban Land Institute, REFF, Chicago Real Estate Executive Woman, The Chicago Network and The Economic Club of Chicago.

    DONNE P. MOEN has been a Director since 1996. He is the retired Vice Chairman of Union Bank in California, where he served in a variety of executive positions from 1963 until 1992. Mr. Moen has also been a member of the board of a number of civic and nonprofit organizations including The Los Angeles Library Foundation, Los Angeles Educational Partnership, Toberman Settlement House, and Chadwick School.

    PHILIP S. SCHLEIN has been a Director since 1996. He joined U.S. Venture Partners, a California based venture capital company, in 1985, where he is now a partner. Prior to that time, he had a 28-year career in the retailing industry, including serving as President and Chief Executive Officer of Macy's California from 1974 to 1985. He currently serves as a Director of Ross Stores, Inc., Quick Response Services, BEBE, HomeGrocer.com, Inc. and a number of private companies. Mr. Schlein holds a B.S. in Economics from the University of Pennsylvania.


    ROBIN WOLANER has been a Director since 1997. Ms. Wolaner is Executive Vice President of C/Net Inc., an internet media company, and a Director of HealthCentral.com Inc., an internet company. From 1992 to 1995, she was President and Chief Executive Officer of Sunset Publishing Corporation. In 1986, Ms. Wolaner founded PARENTING MAGAZINE, later serving as its President and Chief Executive Officer from 1990 to 1992. Ms. Wolaner also served as the Vice President in charge of Development of Time Publishing Ventures from 1990 to 1992.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

    MR. PLATT has been the Chief Financial Officer of the Company since October 1995. Until 1994, Mr. Platt was Group Executive Vice President of Bank of America with responsibility for merging the real estate lending activities of the two banks upon Bank of America's acquisition of Security Pacific Bank in 1992. Mr. Platt joined Security Pacific Bank in 1990 as Executive Vice President responsible for creating a new real estate workout group and in 1991 was made Vice Chairman of the Real Estate Industries Group, where he assumed additional corporate management responsibilities for all real estate activities. Prior to joining Security Pacific Bank, Mr. Platt spent 20 years with Union Bank, where he was responsible for all real estate and commercial banking activities.

    MR. BYRNE became an officer of the Company in April 1998. Prior to joining the Company, he served as President of Property Development Associates (PDA), a retail real estate operating company owning over 225 properties nationally and managing an additional 100 properties on behalf of others with gross leasable area totaling over 10 million square feet. Prior to PDA, he served as President of Glickman, Byrne & Associates of Beverly Hills, where he managed the day-to-day operations of the company's development, construction, leasing and management activities. He is the immediate past Chairman of the Board of Directors for California Business Properties Associates of Sacramento, is on the Board of Trustees for the National Institute for Community Empowerment of Atlanta, Georgia, and is the State Government Affairs Chairman for the International Council of Shopping Centers.

    MR. GAUBE joined the Company in February 1997 to start up the Company's operations in the Pacific Northwest. He assumed his present title in January 1999. From June 1995 until joining the Company, Mr. Gaube served as Senior Vice President of Real Estate, Design & Construction of Thrifty Payless, Inc. From July 1994 through May 1995, he served as Western Regional Director of Real Estate for Home Depot and from 1986 through 1994, Mr. Gaube served as Senior Vice President of Real Estate & Construction for Payless Drug Stores Northwest, Inc. Beginning in 1966, Mr. Gaube enjoyed a twenty year career at Safeway Stores, Inc. where he served as Regional Real Estate Director prior to leaving.


    MR. VERGES became General Counsel of the Company in January 1999, and became Corporate Secretary in March 1999. Prior to joining the Company, he was associated with the law firm of Mandel Buder & Verges. Prior to Mandel Buder & Verges, Mr. Verges co-founded the law firm of Cassidy & Verges. Mr. Verges received his J.D. in 1980 from Boalt Hall School of Law at the University of California, Berkeley, where he was an Associate Editor of THE CALIFORNIA LAW REVIEW. Mr. Verges is a former Chair of the Real Estate Finance Subsection of the State Bar of California and the former Associate Editor of the CALIFORNIA REAL PROPERTY JOURNAL. Mr. Verges is the author of the books HANDLING REAL PROPERTY SALES TRANSACTIONS and the 1998 edition of CALIFORNIA REAL PROPERTY FINANCING, both published by the University of California, as well as numerous articles. He is a frequent lecturer for the California Continuing Education of the Bar and other forums on a variety of real estate issues.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, and written representations that no other reports were required during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to such persons were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE OFFICERS

    The following table sets forth, for the last fiscal year, the annual compensation awarded to our Chief Executive Officer and the four most highly compensated executive officers at the end of Fiscal 1999 who earned in excess of $100,000 during 1999 (collectively, the "Named Executive Officers").


                                           ANNUAL COMPENSATION                LONG TERM COMPENSATION AWARDS
                                      ------------------------------   -------------------------------------------
NAME AND                                                                  OTHER
PRINCIPAL                                                                 ANNUAL         OPTIONS       ALL OTHER
POSITION                                YEAR      SALARY     BONUS     COMPENSATION   (# SHARES)(1)   COMPENSATION
---------                             --------   --------   --------   ------------   -------------   ------------
J. David Martin.....................    1999     $452,083   $ -0-           (2)          -0-            $3,281 (3)
  President, Chief                      1998     $387,500   $ -0-           (2)          250,000        $ -0-
  Executive Officer and Director        1997     $250,000   $350,000        (2)          300,000        $ -0-

Daniel B. Platt.....................    1999     $250,000   $ -0-           (2)          -0-            $6,948 (4)
  Executive Vice President,             1998     $245,833   $ -0-           (2)         50,000          $4,917 (5)
  Chief Financial Officer               1997     $200,000   $175,000        (2)          150,000        $4,000 (5)

Joseph Wm. Byrne(6).................
  Executive Vice President,             1999     $250,000   $ -0-           (2)          -0-            $6,746 (7)
  Chief Operating Officer               1998     $175,189   $ -0-           (2)          100,000        $ -0-

James W. Gaube......................    1999     $200,000   $ -0-           (2)          -0-            $3,046 (8)
  Executive Vice President,             1998     $183,333   $ -0-           (2)           70,000        $1,333 (5)
  Chief Investment Officer              1997     $160,417   $100,000        (2)           30,000        $ -0-

Scott C. Verges(9)..................
  Secretary and General Counsel         1999     $200,000   $ -0-           (2)           30,000        $ -0-


------------------------


(1) Except with respect to Mr. Verges, all listed option grants represent options granted after the close of the year indicated reflecting compensation for the Named Executive Officer's performance in the year indicated. All options were granted under the Company's Stock Option and Incentive Plan and are for shares of the Company's Common Stock. The 30,000 options listed for Mr. Verges reflect compensation for the year indicated.


(2) Other annual compensation, if any, constituted less than 10% of such person's salary and bonus.

(3) Reflects a $1,333 matching contribution to Mr. Martin's 401(k) plan and $1,948 in life insurance premiums paid by the Company.

(4) Reflects a $5,000 matching contribution to Mr. Platt's 401(k) plan and $1,948 in life insurance premiums paid by the Company.

(5) Company's matching contributions to employee's 401(k) plan.

(6) Mr. Byrne joined the Company effective April 1998.

(7) Reflects a $5,000 matching contribution to Mr. Byrne's 401(k) plan and $1,746 in life insurance premiums paid by the Company.

(8) Reflects a $1,333 matching contribution to Mr. Gaube's 401(k) plan and $1,713 in life insurance premiums paid by the Company.

(9) Mr. Verges joined the Company effective January 1999.

DIRECTORS

    The Company awarded to each Director, with the exception of Mr. Martin, 750 Director Restricted Shares on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 for their services as Directors. Mr. Martin receives no compensation for his services as a Director in addition to his compensation as President and Chief Executive Officer.

                 OPTION GRANTS WITH RESPECT TO FISCAL YEAR 1999


    Options to purchase shares of Common Stock were granted under the Company's Stock Option and Incentive Plan to certain of the officers listed in the Summary Compensation Table above during 1999 as summarized in the following table. Such options are considered a part of the officers' compensation with respect to 1998(1).



                                           INDIVIDUAL GRANTS
                         -----------------------------------------------------
                         NUMBER OF     PERCENT OF
                         SECURITIES   TOTAL OPTIONS   EXERCISE OR
                         UNDERLYING    GRANTED TO        BASE
                          OPTIONS       EMPLOYEES        PRICE                   GRANT DATE
                          GRANTED     DURING FISCAL       PER       EXPIRATION    PRESENT
NAME                      (#) (1)       YEAR 1999      ($/SH)(2)       DATE       VALUE(3)
----                     ----------   -------------   -----------   ----------   ----------
J.David Martin.........   250,000         43.5%         $11.313       2/9/09      $346,500
Daniel B. Platt........    50,000          8.7%          11.313       2/9/09        69,300
Joseph Wm. Byrne.......   100,000         17.4%          11.313       2/9/09       138,600
James W. Gaube.........    70,000         12.2%          11.313       2/9/09        97,020
Scott C. Verges........    30,000          5.2%          11.313       2/9/09        41,580


------------------------


(1) Except with respect to Mr. Verges, these options were granted in 1999 as compensation for fiscal year 1998. The 30,000 options listed for Mr. Verges reflect compensation for 1999. All the options listed are nonqualified stock options, one third of which were fully vested on February 9, 2000, one third of which will vest on February 9, 2001, and one third of which will vest on February 9, 2002.


(2) Equal to the closing market price of the Common Stock on the grant date.

(3) The option values presented are based on the Black-Scholes option-pricing model adapted for use in valuing stock options. The Black-Scholes model relies on several key assumptions to estimate the present value of options, including the volatility of and dividend yield on the security underlying the option, a risk-free rate of return on the date of grant, and the term of the option. In calculating the grant date present values set forth in the table, the Black-Scholes option-pricing model used the following weighted-average assumptions: 8.0% dividend yield, expected volatility of 25%, risk-free rate of return of 6.0% and expected lives of 5 years. There is no assurance that these assumptions will prove to be true in the future. Consequently, the grant date present values set forth in the table are only theoretical values and may not accurately determine present value. The actual value, if any, that may be realized by each individual will depend on the market price of Common Stock on the date of exercise.

OPTION EXERCISES AND YEAR-END HOLDINGS


    The following table sets forth information concerning the number and value of unexercised options to purchase Common Stock of the Company at the end of 1999. No Named Executive Officer exercised any options to purchase Common Stock during 1999.

                 AGGREGATED FISCAL YEAR-END 1999 OPTION VALUES

                                                                                        VALUE OF
                                                    NUMBER OF SECURITIES               UNEXERCISED
                                                   UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                         OPTIONS AT                    OPTIONS AT
                                                    DECEMBER 31, 1999(#)          DECEMBER 31, 1999($)
                                                 ---------------------------   ---------------------------
NAME                                             EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                             -----------   -------------   -----------   -------------
J. David Martin................................    650,000        450,000             --             --
Daniel B. Platt................................    350,000        150,000             --             --
Joseph Wm. Byrne...............................         --        100,000             --             --
James W. Gaube.................................     10,000         90,000             --             --
Scott C. Verges................................         --         30,000             --             --

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The current members of the Compensation Committee are Messrs. Schlein, Harper and Klingbeil. None of these individuals is an executive officer of the Company.

SENIOR EXECUTIVE SEVERANCE AGREEMENTS AND PHANTOM SHARES AGREEMENTS

    On June 30, 1999, the Company entered into Senior Executive Severance Agreements (the "Severance Agreements") with J. David Martin, Joseph William Byrne, James W. Gaube, Daniel B. Platt and Scott C. Verges (the "Senior Executives"), whose leadership and management expertise is vital to the continued operation of the Company's business. In general, the Severance Agreements provide that in the event certain Terminating Events (as defined in the Severance Agreements) occur with respect to a Senior Executive following a Change in Control (as defined in the Severance Agreements), then the Company shall pay the Senior Executive an aggregate of three times such Senior Executive's then current annual base salary plus three times such Senior Executive's then current target annual bonus. In addition, the Severance Agreements provide for the continuation of certain health, dental and life insurance and other welfare benefits for thirty-six (36) months, provided that any such benefits are offset against any amounts payable under any other Company plan. The Severance Agreements also provide for the reimbursement of certain excise tax liabilities that may arise in connection with the benefits provided pursuant thereto.


    Effective as of August 1, 1999, the Company entered into Phantom Shares Agreements (the "Phantom Agreements") with the Senior Executives. The Phantom Share Awards (the "Phantom Awards") granted pursuant to the Phantom Agreements, as subsequently amended as of November 11, 1999, are used solely as a device for the measurement and determination of certain amounts to be paid to the executive in lieu of granting additional equity interests. In general, the Phantom Awards as amended vest upon a Change of Control (as defined in the Phantom Agreements), or upon the death or disability of the Senior Executive. At vesting, the Company must redeem the Phantom Awards at a price per award equal to the fair market value of one share of the Company's common stock as of the vesting date. In addition, on November 11, 1999, 66,667 shares of Phantom Awards were rescinded, which brings the total adjusted number of Phantom Shares granted and outstanding to 479,259. The Phantom Shares are held as follows: Mr. Martin 359,259; Mr. Byrne 30,000; Mr. Gaube 30,000; Mr. Platt 30,000; and Mr. Verges 30,000.



    The above descriptions of the Severance Agreements, the Phantom Agreements and the amendments to the Phantom Agreements are not complete and are qualified in their entirety by reference to such documents, all of which, except for the amendments to the Phantom Agreements, have been filed as exhibits to reports of the Company on Form 8-K. The amendments to the Phantom Agreements were filed on the Company's Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 15, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP OF MANAGEMENT


    The following table sets forth certain information with respect to the beneficial ownership (as defined in Rule 13d-3 under the Exchange Act of Common Stock as of April 21, 2000 by (i) each Director, (ii) the Named Executive Officers, and (iii) all Directors and executive officers of the Company as a group. None of such individuals has any beneficial ownership of the Company's Series A Preferred Stock.



                                                         AMOUNT AND NATURE
                                                           OF BENEFICIAL
                                                           OWNERSHIP (1)
                                                    ----------------------------
NAME OF BENEFICIAL OWNER                               NUMBER           PERCENT
------------------------                            -------------       --------
Malin Burnham.....................................        508,351(1)(2)   1.6%
Joseph Wm. Byrne..................................         35,333(1)        *
James W. Gaube....................................         44,333(1)(3)     *
James D. Harper, Jr...............................          9,622           *
James D. Klingbeil................................         39,546(4)        *
J. David Martin...................................        883,333(1)(5)   2.7%
Nina B. Matis.....................................          5,675           *
Donne P. Moen.....................................         22,625(6)        *
Daniel B. Platt...................................        436,695(1)(7)   1.3%
Philip S. Schlein.................................         15,357           *
Scott C. Verges...................................         22,000(1)        *
Robin Wolaner.....................................         10,072           *
All Directors and Named Executive Officers of the
  Company as a group (12 persons).................      2,032,942         6.0%


------------------------

*   less than 1%


(1) Based upon information provided by the individuals listed above, such persons have the direct right to vote and dispose of all such shares except for (i) the following number of shares included in the table which are not yet outstanding which the following persons have the right presently to acquire under outstanding options that are vested or will vest within 60 days: Messrs. Burnham 141,000, Byrne 33,333, Gaube 43,333, Martin 833,333, Platt 416,667 and Verges 10,000, all Director nominees and executive officers as a group 1,477,666, and (ii) as set forth in the following notes.


(2) Includes (i) 7,143 shares of Common Stock beneficially owned by Mr. Burnham's spouse and (iii) 352 shares of Common Stock beneficially owned by the Burnham Foundation, of which Mr. Burnham is a trustee, as to which Mr. Burnham disclaims beneficial ownership.

(3) Includes 1,000 shares of Common Stock as to which Mr. Gaube shares the power to vote and dispose.

(4) Includes 2,200 shares of Common Stock held by Mr. Klingbeil as trustee of a trust in which Mr. Klingbeil disclaims any economic interest.

(5) Mr. Martin also holds 62,537 limited partnership units in two partnerships of which the Company (through Burnham Pacific Operating Partnership, L.P.) is general partner. Such partnerships own two completed retail centers acquired from Mr. Martin and other affiliates of the Martin Group. Each such unit may under certain circumstances be exchangeable on a 1-for-1 basis for a share of the Company's Common Stock.


(6) Includes 13,625 shares of Common Stock as to which Mr. Moen shares the power to vote and dispose.

(7) Includes (i) 4,328 shares which are held in a 401(k) plan as of March 31, 2000, (ii) 2,500 shares of Common Stock held in an IRA for Mr. Platt's wife, and (iii) 13,200 shares of Common Stock beneficially owned by a trust in which Mr. Platt has a beneficial interest.

BENEFICIAL OWNERSHIP OF CERTAIN OTHERS


    Information known to the Company with respect to beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of more than 5% of each class of the Company's voting securities as of April 21, 2000 is as follows. Such information is based upon filings received by the Company under the Exchange Act, with respect to the Common Stock, and the terms of the Stock Purchase Agreement by and among Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., Burnham Pacific Properties, Inc. and Burnham Pacific Operating Partnership, L.P. dated as of December 5, 1997 (the "Stock Purchase Agreement") and filings under the Exchange Act, with respect to the Series A Preferred Stock.


                                                             AMOUNT AND NATURE
                                                               OF BENEFICIAL
                                                                 OWNERSHIP
                                                            --------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                         NUMBER     PERCENT
------------------------------------                        ---------   --------
Morgan Stanley, Dean Witter & Co.(1)......................  5,252,495     16.3%
  1585 Broadway
  New York, NY 10036

Schottenstein Stores Corporation (2)......................  3,036,600      9.4%
  1800 Moler Road,
  Columbus, OH 43207

Westbrook Burnham Holdings, L.L.C.                                        12.3%
  and Westbrook Burnham
  Co-Holdings, L.L.C.(3)..................................  4,552,828
  11150 Santa Monica Blvd., Suite 1450
  Los Angeles, CA 90025

------------------------

(1) In an amended filing on Schedule 13G under the Exchange Act, Morgan Stanley Dean Witter & Co. and its wholly-owned subsidiary, Morgan Stanley Dean Witter Investment Management Inc., reported that as of February 7, 2000 the former had shared voting and dispositive power with respect to 4,083,495 and 5,252,495 of such shares of Common Stock, respectively, and the latter had shared voting and dispositive power with respect to 3,709,800 and 4,875,700 of such shares of Common Stock, respectively.

(2) In a filing on Schedule 13D/A under the Exchange Act, Schottenstein Stores Corporation and certain of its affiliates reported that as of February 24, 2000 it had shared voting and dispositive power with respect to 3,036,600 shares of Common Stock.


(3) Westbrook Burnham Holdings, L.L.C. and Westbrook Burnham Co-Holdings, L.L.C. own in the aggregate 2,799,990 shares of Series A Preferred Stock, representing substantially all of the outstanding shares of this class. The Series A Preferred Stock votes with the Common Stock as if fully converted into Common Stock. All outstanding shares of Series A Preferred Stock are currently convertible into Common Stock. If such shares were fully converted, such holders would be the beneficial owners of approximately 4,552,828 shares of Common Stock representing 12.3% of the outstanding number of shares of Common Stock after giving effect to such conversion but not to the issuance of any other shares of Common Stock not actually outstanding at the present time. In a filing on Schedule 13D/A under the Exchange Act, Westbrook Burnham Holdings, L.L.C. and Westbrook Burnham Co-Holdings, L.L.C. and certain of their affiliates reported that as of February 3, 2000 in the aggregate they were "beneficial owners" of 4,552,828 shares of Common Stock (being the number of shares of Common Stock issuable upon conversion of Series A Preferred Stock).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    Concurrently with Mr. Martin's initial employment with the Company in October 1995, the Company acquired the right to redevelop the historic 1000 Van Ness property in downtown San Francisco, with the intention that, upon completion of redevelopment, the Company would retain ownership of the retail and entertainment portions of the redeveloped property and Holliday/Van Ness, L.P. ("Holliday") would become the owner of the residential portion of the redeveloped property. The Company through a subsidiary entered into a purchase and sale agreement with Holliday whereby Holliday would reimburse the Company for all of the Company's costs and expenses incurred at the direction of Holliday in connection with the acquisition and construction of the residential portion. Pursuant to the purchase and sale agreement, the costs, which were approximately $18,000,000, were paid by Holliday to the Company in a series of transactions during 1998 and early 1999 coinciding with the sale of the residential units to third parties. Upon receipt of the final payment, the Company conveyed all of the unsold residential units to Holliday. Mr. Martin has approximately a 35% interest in Holliday.


    In December 1998, the Company entered into an operating lease for a corporate office in Emeryville, California. The landlord is a partnership in which Mr. Martin has an economic interest. The lease commenced on January 1, 1999 with a five year term. Monthly lease payments are approximately $11,460, with a three percent annual increase.

    During 1998, the Company acquired leasehold interests in three former Ernst Home Improvement Stores, aggregating approximately 134,000 square feet of retail space for approximately $5.2 million. The Company had options to acquire three additional leasehold interests in former locations of the Ernst Home Improvement chain which expired on December 31, 1998. The Company acquired its existing stores and its options from the purchaser of the leasehold interest in bankruptcy proceedings involving the Ernst Home Improvement chain. One of the principals of such purchaser is Donald Gaube, a brother of James W. Gaube, Executive Vice President and Chief Investment Officer of the Company. James W. Gaube disclaims any personal interest in his brother's interest in the purchaser and has no personal interest in any proceeds that the purchaser received in connection with the above referenced leasehold interests.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BURNHAM PACIFIC PROPERTIES, INC.

                                                       By:             /s/ DANIEL B. PLATT
                                                            -----------------------------------------
                                                                         Daniel B. Platt
                                                                     CHIEF FINANCIAL OFFICER

Dated: April 28, 2000