Form 10-Q
period 2000-03-31
BURNHAM PACIFIC PROPERTIES INC
filed 2000-05-15
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ______________ to ________________

    Commission file number  _______________


                        BURNHAM PACIFIC PROPERTIES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Maryland                                              33-0204162
----------------------------                                ------------------
(State of other jurisdiction                                  (IRS Employer
     of incorporation)                                      Identification No.)


110 West "A" Street, San Diego, California                          92101
------------------------------------------                        ----------
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

Number of shares of the Registrant's common stock outstanding at March 12, 2000: 32,318,796.

                          PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

ASSETS                                                              March 31, 2000              December 31, 1999
                                                               -------------------------    --------------------------
Real Estate                                                            $1,037,932                   $1,036,294
Less Accumulated Depreciation                                             (71,598)                     (65,494)
                                                               -------------------------    --------------------------
Real Estate-Net                                                           966,334                      970,800
Real Estate Held for Sale                                                   8,742                        8,737
Cash and Cash Equivalents                                                   6,031                       11,119
Restricted Cash                                                            11,956                        9,827
Receivables-Net                                                             9,364                        8,413
Investment in Unconsolidated  Subsidiaries                                  3,783                        3,650
Other Assets                                                               24,993                       22,469
                                                               -------------------------    --------------------------
Total                                                                  $1,031,203                   $1,035,015
                                                               =========================    ==========================

LIABILITIES AND STOCKHOLDERS'  EQUITY
Liabilities:
Accounts Payable and Other Liabilities                                   $ 16,152                     $ 29,224
Tenant Security Deposits                                                    2,608                        2,606
Notes Payable                                                             407,432                      400,410
Line of Credit Advances                                                   149,420                      138,420
                                                               -------------------------    --------------------------

Total Liabilities                                                         575,612                      570,660
                                                               -------------------------    --------------------------

Commitments and Contingencies

Minority Interest                                                          65,617                       66,350
                                                               -------------------------    --------------------------

Stockholders' Equity:
Preferred Stock, Par Value $.01/share, 5,000,000 Shares
    Authorized, 4,800,000 Shares Designated as Series
    1997-A Convertible Preferred, 2,800,000 Shares
    Outstanding at March 31, 2000 and
    December 31, 1999                                                          28                           28

Common Stock, Par Value $.01/share, 95,000,000 Shares
    Authorized, 32,318,796 and 32,273,546 Shares
    Outstanding at March 31, 2000 and
    December 31, 1999, respectively                                           323                          323
Paid in Capital in Excess of Par                                          529,342                      528,811
Dividends Paid in Excess of Net Income                                   (139,719)                    (131,157)
                                                               -------------------------    --------------------------
Total Stockholders' Equity                                                389,974                      398,005
                                                               -------------------------    --------------------------

Total                                                                  $1,031,203                   $1,035,015
                                                               =========================    ==========================

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              2000                 1999
                                                                       -------------------  --------------------
         REVENUES

         Rents                                                                 $29,295               $34,435
         Fee Income                                                              1,200                   384
         Interest and Other                                                        565                   316
                                                                       -------------------  --------------------

         Total Revenues                                                         31,060                35,135
                                                                       -------------------  --------------------

         EXPENSES

         Interest                                                                9,145                 9,888
         Rental Operating                                                        9,513                 9,374
         General and Administrative                                              2,246                 1,754
         Restructuring Charge                                                        -                 1,500
         Abandoned Acquisition Costs                                                 -                   748
         Costs Associated with Unsolicited Proposal and Pursuit
             of Strategic Alternatives                                             339                     -
         Depreciation and Amortization                                           7,463                 7,161
                                                                       -------------------  --------------------
         Total Expenses                                                         28,706                30,425
                                                                       -------------------  --------------------
         Income From Operations Before Income from Unconsolidated
             Subsidiaries, Minority Interest and Cumulative
             Effect of Change in Accounting Principle                            2,354                 4,710
         Income (loss) from Unconsolidated Subsidiaries                             49                   (31)
         Minority Interest                                                      (1,083)               (1,102)
                                                                       -------------------  --------------------
         Net Income Before Cumulative Effect of Change in
             Accounting Principle                                                1,320                 3,577
         Cumulative Effect of Change in Accounting Principle                         -                (1,866)
                                                                       -------------------  --------------------
         Net Income                                                            $ 1,320               $ 1,711
         Dividends Paid to Preferred Stockholders                               (1,400)               (1,400)
                                                                       -------------------  --------------------
         Income (Loss) Available to Common Stockholders                        $   (80)              $   311
                                                                       ===================  ====================

         BASIC AND DILUTED EARNINGS PER SHARE:
         Net Income (Loss) Before Cumulative Effect of Change in
             Accounting Principle                                              $(0.002)              $   0.07

         Cumulative Effect of Change in Accounting Principle                         -                  (0.06)
                                                                       -------------------  --------------------
         Net Income (Loss)                                                     $(0.002)              $   0.01
                                                                       ===================  ====================

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                              March 31,
                                                                                      2000                 1999
                                                                                 ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                           $ 1,320             $  1,711
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization                                                        7,463                7,161
  Cumulative Effect of Change in Accounting Principle                                      -                1,866
  Abandoned Acquisitions Costs                                                             -                  748
  Provision for Bad Debt                                                                  85                  175
  Common Stock - Directors' Fees                                                          47                   63
  Stock Options - Compensation Expense                                                    67                   67
  Minority Interest                                                                    1,083                1,102
  Income (loss) from Unconsolidated Subsidiaries                                         (49)                  31
Changes in Other Assets and Liabilities:
   Receivables and Other Assets                                                       (2,859)              (2,194)
   Accounts Payable and Other Liabilities                                             (8,436)                 145
   Tenant Security Deposits                                                                2                  (28)
                                                                                 ----------------     ----------------
Net Cash Provided by (used for) Operating Activities                                   (1,277)              10,847
                                                                                 ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
   Capital Improvements                                                                 (8,475)           (20,170)
Reimbursement of Development Costs                                                         100              7,450
Investment in Unconsolidated Subsidiaries                                                  (48)                 -
                                                                                 ----------------     ----------------
Net Cash Used for Investing Activities                                                  (8,423)           (12,720)
                                                                                 ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Line of Credit Agreements                                              11,000                  -
Repayments under Line of Credit Agreements                                                   -             (1,196)
Principal Payments of Notes Payable                                                     (1,273)            (1,880)
Borrowings under Notes Payable                                                           8,295                  -
Restricted Cash                                                                         (2,129)            (1,348)
Dividends Paid                                                                          (9,882)            (9,789)
Issuance of Stock-Net                                                                        -                 43
Distributions Made to Minority Interest Holders                                         (1,424)            (1,504)
Contributions Made from Minority Interest Holders                                           25                  -
                                                                                 ----------------     ----------------
Net Cash Provided by (Used for) Financing Activities                                     4,612            (15,674)
                                                                                 ----------------     ----------------
Net Decrease in Cash and Cash Equivalents                                               (5,088)           (17,547)
Cash and Cash Equivalents at Beginning of Period                                        11,119             20,873
                                                                                 ================     ================
Cash and Cash Equivalents at End of Period                                             $ 6,031           $  3,326
                                                                                 ================     ================

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
Cash Paid During Three Months for Interest                                             $10,422           $ 11,816
                                                                                 ================     ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

Notes Payable Issued for Additional Consideration of
   Real Estate Acquired                                                                $     -             $4,000
                                                                                 ================     ================

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MARCH 31, 2000, DECEMBER 31, 1999, AND MARCH 31, 1999
                                   (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the audited financial statements of Burnham Pacific Properties, Inc. for the year ended December 31, 1999. Certain of the 1999 amounts have been reclassified to conform to 2000 presentation.

         Common dividends of approximately $8,482,000 ($0.2625 per share) were paid on March 31, 2000 to common stockholders of record on March 24, 2000.

         Preferred dividends of $1,400,000 ($0.50 per share) were paid on March 31, 2000 to preferred stockholders.

         Accounts Receivable is net of an allowance for doubtful accounts of approximately $3,269,000 and $3,311,000 at March 31, 2000 and December 31, 1999, respectively.

2.       NEW ACCOUNTING PRONOUNCEMENT

         In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" was issued. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including contingent rental income. Contingent rental revenue from tenants should be recognized as revenue only after the tenants exceed their sales breakpoint. The Company will be required to adopt SAB 101 in the second quarter of 2000. Revenues for the three-month period ended March 31, 2000 and 1999 would have been reduced by approximately $89,000 and $120,000, respectively, if the Company reversed the percentage rent for the tenants who had not exceeded their sales breakpoint at March 31, 2000 and 1999, respectively.

3.       NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated. Basic EPS excludes dilution created by stock equivalents and is computed by dividing net income (loss) available to common stockholders for the respective periods by the weighted average number of shares outstanding during the applicable period. Diluted EPS reflects the potential dilution created by stock equivalents if such equivalents are converted into common stock (in thousands, except per share amounts):

                                                               Three Months Ended
                                                                    March 31,
                                                             2000            1999
                                                         -------------- --------------
         Numerator:
         Net Income                                         $ 1,320        $ 1,711
         Less:
         Dividends Paid to Preferred Stockholders            (1,400)        (1,400)
                                                            -------        -------
         Income (Loss) Available to Common
            Stockholders for Basic and Diluted
            Earnings Per Share                              $   (80)       $   311
                                                            =======        =======

         Denominator:
         Shares for Basic and Diluted Earnings Per
           Share - weighted average shares outstanding       32,283         31,954
                                                            =======        =======

         Basic and Diluted Earnings Per Share               $(0.002)       $  0.01
                                                            =======        =======

         In 2000 and 1999, dividends and shares from conversion of Preferred Stock and minority interest expense and shares from the conversion of Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") units were excluded from the diluted earnings per share calculations because they were anti-dilutive.

4.       REAL ESTATE

         Real Estate is summarized as follows (in thousands):

                                                                   March 31, 2000              December 31, 1999
                                                              --------------------------    -------------------------
         Retail Centers                                                  $914,984                     $912,543
         Retail Centers Under Development                                  86,444                       87,397
         Office/Industrial Buildings                                       29,338                       29,333
         Other                                                              7,166                        7,021
                                                              --------------------------    -------------------------
         Total Real Estate                                              1,037,932                    1,036,294
         Accumulated Depreciation                                         (71,598)                     (65,494)
                                                              --------------------------    -------------------------
         Real Estate-Net                                                 $966,334                     $970,800
                                                              ==========================    =========================

  5.     FORMATION OF SERVICE CORPORATION SUBSIDIARY

         The Company earns asset management, leasing, acquisitions, and disposition fees through an agreement with the State of California Public Employees' Retirement System ("CalPERS"). The related potential fee income that the Company may earn through this arrangement could approach or exceed 5% of its gross revenues for calendar year 2000. In order to maintain the Company's status as a REIT it was necessary for the Company to assign to BPP Services, Inc., a Maryland corporation, its rights and obligations to perform asset management services and leasing services in connection with the agreement with CalPERS and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. In order to satisfy the REIT provisions of the Internal Revenue Code, in calendar year 2000 the Company may not, directly or indirectly, own more than 10% of the voting stock in BPP Services, Inc. Accordingly, the Operating Partnership owns 1% of the outstanding voting stock of BPP Services, Inc. and the remaining 99% of the outstanding voting stock is owned equally by the Company's five senior executive officers. However, including the shares of non-voting stock, the Operating Partnership owns 95% of the outstanding equity and economic interest in BPP Services, Inc. and the executive officers own a 5% interest. In accordance with recently enacted legislation, the Company anticipates that, on or after January 1, 2001, it will cause BPP Services, Inc. to elect to become a "taxable REIT subsidiary" in which case the Operating Partnership will have the option to acquire the remaining 5% of the equity that it does not currently own.

6.       SEGMENT INFORMATION

         The Company has two reportable segments: Retail Operating properties and Office/Industrial properties. The Company focuses its investments on retail shopping centers located in major metropolitan areas. As of March 31, 2000, the Company owns interests in 62 retail operating properties, of which 61 were fully operational, and one of which is being developed.

         The Company also owns interests in two office and industrial properties which it considers non-strategic and therefore does not allocate a material amount of Company resources to this segment. For the three months ended March 31, 2000 and 1999, there was no tenant of the Company that accounted for ten percent or more of the total revenues of the Company.

         The Company evaluates the performance of its assets within these segments based on the net operating income of the respective property. Net operating income is calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment is as follows (in thousands):

                                                                                     2000
                                                           ----------------------------------------------------------
           Three Months Ended March 31, 2000:                  Retail               Office                Total
           Rental Revenues                                  $   28,593              $   702           $   29,295
                                                           ================     ================     ================
           Net Operating Income                             $   19,096              $   686           $   19,782
                                                           ================     ================     ================
           Real Estate at March 31, 2000                    $1,001,428              $29,338           $1,030,766
                                                           ================     ================     ================


                                                                                     1999
                                                           ----------------------------------------------------------
           Three Months Ended March 31, 1999:                  Retail               Office                Total
           Rental Revenues                                   $  32,553              $ 1,882            $   34,435
                                                           ================     ================     ================
           Net Operating Income                              $  23,395              $ 1,666            $   25,061
                                                           ================     ================     ================
           Real Estate at December 31, 1999                  $ 999,941              $29,332            $1,029,273
                                                           ================     ================     ================

The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the periods presented (in thousands):

                                                                   Three Months Ended
                                                                       March 31,
                                                                  2000           1999
                                                              -------------  -------------
Revenues:
Total Rental Revenues for Reportable Segments                  $29,295        $34,435
Fee Income                                                       1,200            384
Interest Revenue                                                   565            316
                                                              =============  =============
   Total Consolidated Revenues                                 $31,060        $35,135
                                                              =============  =============

Net Operating Income:
                                                              -------------  -------------
Total Net Operating Income for Reportable Segments             $19,782        $25,061
                                                              -------------  -------------
Additions:
   Interest and Other Revenue                                      565            316
   Fee Income                                                    1,200            384
   Income from Unconsolidated Subsidiaries                          49              -
                                                              -------------  -------------
Total Additions                                                  1,814            700
                                                              -------------  -------------
Deductions:
   Interest Expense                                              9,145          9,888
   General and Administrative Expenses                           2,246          1,754
   Restructuring Charge                                              -          1,500
   Abandoned Acquisition Costs                                       -            748
   Loss from Unconsolidated Subsidiaries                             -             31
   Costs Associated with Unsolicited Proposal and
      Pursuit of Strategic Alternatives                            339              -
   Depreciation and Amortization                                 7,463          7,161
   Minority Interest                                             1,083          1,102
                                                              -------------  -------------
Total Deductions                                                20,276         22,184
                                                              -------------  -------------

Net Income Before Cumulative Effect of Change
   in Accounting Principle                                     $ 1,320        $ 3,577
Cumulative Effect of Change in Accounting Principle                  -         (1,866)
                                                              -------------  -------------
Net Income                                                     $ 1,320        $ 1,711
                                                              =============  =============


The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at March 31, 2000 and December 31, 1999 (in thousands):

                                                             March 31, 2000              December 31, 1999
                                                        --------------------------    -------------------------
        Total Real Estate for Reportable Segments                $1,030,766                   $1,029,273
        Other Real Estate                                             7,166                        7,021
                                                        --------------------------    -------------------------
        Total Real Estate                                        $1,037,932                   $1,036,294
        Accumulated Depreciation                                    (71,598)                     (65,494)
                                                        --------------------------    -------------------------
        Real Estate, Net                                            966,334                      970,800
        Other Assets                                                 64,869                       64,215
                                                        --------------------------    -------------------------
        Consolidated Assets                                      $1,031,203                   $1,035,015
                                                        ==========================    =========================

Other real estate includes assets related to the corporate offices of the Company, which are not included in segment information.

7.       RESTRUCTURING

         On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third party providers. The Company estimated and recorded in the first quarter of 1999 a restructuring charge of $1,500,000. This charge consisted of personnel related costs ($750,000), the closing of certain corporate offices ($500,000) and the write-off of furniture and equipment ($250,000).

         During the quarter ended September 30, 1999, the Company completed the hiring of its third party providers, its planned reduction in workforce and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of reserve during the quarter ended September 30, 1999. The remaining reserve for personnel related costs ($6,000) represents funds needed for consultants hired to assist with the transition to third party managers. The remaining reserve for office closures ($309,000) represents future obligated lease payments for corporate offices which were closed, offset by future receipts for sub-leases entered into with the Company for the related closed office spaces. The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it and the portion of the reserve reversed as of March 31, 2000:

                                                 Original                                                 Restructuring
                                              Restructuring       Expenditures          Reserve              Reserve
                                                 Reserve             Applied            Reversed         March 31, 2000
                                              ---------------    ----------------    ---------------     ----------------
Personnel Related Costs                         $  750,000        $  (624,000)        $ (120,000)            $   6,000
Office Closures                                    500,000           (291,000)           100,000               309,000
Write-off of Furniture and Equipment               250,000           (123,000)          (127,000)                    -
                                              ---------------    ----------------    ---------------     ----------------

Total                                           $1,500,000        $(1,038,000)        $ (147,000)            $ 315,000
                                              ===============    ================    ===============     ================


8. COSTS ASSOCIATED WITH UNSOLICITED PROPOSAL AND PURSUIT OF STRATEGIC ALTERNATIVES

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

         On February 21, 2000, the Company announced that it had completed the initial phase of this process. In this regard, the Company has entered into numerous confidentiality agreements with potential bidders and continues to discuss possible transactions with a limited number of bidders. No assurances can be given, however, that these discussions will lead to any agreement with any of the bidders or that any such agreement will be completed.

         In connection with the evaluation of the Schottenstein proposal, the Company's pursuit of all of its strategic alternatives, and the Company's defending against certain litigation incidental to the foregoing, the Company has incurred, and expects that it will continue to incur, significant costs for financial, advisory, legal and other services. For the quarter ended March 31, 2000, the Company incurred approximately $339,000 of these related costs.

9.       SECURITIES

         At March 31, 2000, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

         During the three months ended March 31, 2000, 40,000 units of the Operating Partnership, of which the Company is the general partner, were tendered for redemption by the holders thereof and the Company issued 40,000 shares of common stock in exchange therefor.

10.      CONTINGENCIES

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

         Also in 1999, a class action lawsuit was filed against the Company and its Board of Directors. The complaint alleged that the Board of Directors and the Company violated their fiduciary duties by adopting a shareholder rights agreement, responding to Schottenstein's proposal inappropriately, and adopting various severance arrangements. The plaintiff also filed a motion for preliminary injunction. On November 17, 1999, the trial court denied the plaintiff's motion, and the plaintiff is appealing that ruling. Defendants have filed a motion in the trial court to dismiss the complaint. The Company believes the lawsuit is without merit and intends to defend against it vigorously. In February 2000, a derivative lawsuit was filed, naming as defendants the Company's Board of Directors and four of its officers and naming the Company as a nominal defendant. The allegations contained in the derivative complaint are similar to the allegations in the pending class action lawsuit described above. The Company believes that the plaintiff has not properly complied with the requirements for bringing a derivative action, and the Company intends to assert this position vigorously.

         The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

11.      SUBSEQUENT EVENTS

         On April 11, 2000, the Company sold its interest in the residential parcel of its Downtown Pleasant Hill development project for approximately $2,980,000, resulting in no gain or loss. Proceeds were used to repay a construction loan secured by the project.

         On April 28, 2000, the Company sold its interest in a retail shopping center for approximately $3,250,000, resulting in a gain of approximately $450,000. Proceeds were used to repay mortgage debt secured by the center sold and to repay borrowings under the Company's Credit Facility.

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

         -   the availability and timing of financing; and

         -   cost, yield and earnings estimates.

Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements were disclosed in the Company's 1999 Annual Report on Form 10-K. The risk factors contained in that Form 10-K may not be exhaustive. Therefore, the information in that Form 10-K should be read together with other reports and documents that are filed by the Company with the SEC from time to time, including this quarterly report on Form 10-Q, which may supplement, modify, supersede or update those risk factors.

The Company's unaudited consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 1999 and the notes included in the Company's annual report on Form 10-K should be read in conjunction with the following discussion.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THE FOLLOWING PARAGRAPHS DESCRIBE THE MATERIAL CHANGES AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

The results of operations for the three months ended March 31, 2000 resulted in a loss of $80,000 as compared to Income Available to Common Stockholders of $311,000 for the first quarter of 1999. This decrease was primarily attributable to lower revenues resulting from asset sales occurring subsequent to March 31, 1999; a decrease in lease termination fees; an increase in general and administrative expenses partially offset by an increase in management fee income; and an increase in borrowing costs.

Total revenues decreased $4,075,000 primarily as a result of asset sales in 1999 and a decrease in lease termination fees of $686,000, offset by an increase in management fee income of $816,000.

In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" was issued. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including contingent rental income. Contingent rental revenue from tenants should be recognized as revenue only after the tenants exceed their sales breakpoint. The Company will be required to adopt SAB 101 in the second quarter of 2000. Revenues for the three-month period ended March 31, 2000 and 1999 would have been reduced by approximately $89,000 and $120,000, respectively, if the Company reversed the percentage rent for the tenants which had not exceeded their sales breakpoint at March 31, 2000 and 1999, respectively.

Rental operating expenses increased $139,000 primarily as a result of outsourcing of property management to third party providers and due to the increased level of activity associated with the Company's joint venture with the State of California Public Employees' Retirement System ("CalPERS"), offset by the 1999 asset sales.

Interest expense decreased $743,000 as a result of reduced average borrowings offset by an increase in interest rates. The reduction of debt from asset sales was partially offset by increases in debt related to development and redevelopment projects and capital expenditures related to leasing activities. Interest capitalized in conjunction with development and expansion projects was $1,430,000 for the 2000 period, compared with $1,144,000 during the 1999 three-month period. Total debt outstanding on March 31, 2000 and the related weighted average interest rate were $556,852,000 and 7.82%, respectively (exclusive of $14,546,000 of fixed rate mortgage debt in unconsolidated subsidiaries), compared with $575,952,000 and 7.27%, respectively, at March 31, 1999.

Depreciation and amortization expenses increased $302,000 as a result of portions of certain development and redevelopment projects being placed into service and an increase in the amortization of deferred financing costs, offset by the impact of asset sales.

General and administrative expenses increased $492,000 as a result of the increased level of activity related to the Company's joint venture agreement with CalPERS. These additional costs were partially offset by the aforementioned management fee income derived from the agreement with CalPERS.

Results for the first quarter were positively impacted by a net decrease of $3,775,000 in non-recurring expenses. These expenses are described in detail in the following paragraphs.

During the quarter ended March 31, 1999, the Company implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". The adoption of SOP 98-5 is reported as a cumulative effect of change in accounting principle and represents start-up and organization costs previously carried and amortized as other assets. These costs of approximately $1,866,000 represent unamortized costs related primarily to the Company becoming self-advised in 1991, the conversion to an "UPREIT" structure in 1997 and the formation of its joint venture with CalPERS during 1998.

Costs Associated with Unsolicited Proposal and Pursuit of Strategic
Alternatives:

On June 7, 1999, the Company received a proposal from Schottenstein Stores Corporation ("Schottenstein") and certain of its affiliates to negotiate a business combination in which the Company would be merged into an acquisition affiliate of Schottenstein and the holders of the Company's Common Stock would receive $13 per share. The proposal was subject to a number of conditions, including completion of due diligence satisfactory to Schottenstein, obtaining new senior debt financing, and the assumption of certain outstanding indebtedness of the Company. The proposed transaction was also made conditional upon approval of the Company's stockholders and the holders of units in the Company's Operating Partnership. On July 12, 1999, Schottenstein increased its contingent proposal to $13.50 per share.

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

On February 21, 2000, the Company announced that it had completed the initial phase of this process. In this regard, the Company has entered into numerous confidentiality agreements with potential bidders and continues to discuss possible transaction with a limited number of bidders. No assurances can be given, however, that these discussions will lead to any agreement with any of the bidders or that any such agreement will be completed.

In connection with the evaluation of the Schottenstein proposal, the Company's pursuit of all of its strategic alternatives, and the Company's defending against certain litigation incidental to the foregoing, the Company has incurred, and expects that it will continue to incur, significant costs for financial, advisory, legal, and other services. For the quarter ended March 31, 2000, the Company incurred approximately $339,000 of these related costs.

Restructuring Charge:

On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third party providers. The Company estimated and recorded in the first quarter of 1999 a restructuring charge of $1,500,000. This charge consisted of personnel related costs ($750,000), the closing of certain corporate offices ($500,000) and the write-off of furniture and equipment ($250,000).

During the quarter ended September 30, 1999, the Company completed the hiring of its third party providers, its planned reduction in workforce and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of the reserve during the quarter ended September 30, 1999. The remaining reserve for personnel related costs ($6,000) represents funds needed for consultants hired to assist with the transition to third-party managers. The remaining reserve for office closures ($309,000) represents future obligated lease payments for corporate offices which were closed, offset by future receipts for sub-leases entered into with the Company for the related closed office spaces. The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it and the portion of the reserve reversed as of March 31, 2000:

                                                 Original                                                 Restructuring
                                              Restructuring       Expenditures          Reserve              Reserve
                                                 Reserve             Applied            Reversed         March 31, 2000
                                              ---------------    ----------------    ---------------     ----------------

Personnel Related Costs                         $  750,000        $  (624,000)        $ (120,000)            $   6,000
Office Closures                                    500,000           (291,000)           100,000               309,000
Write-off of Furniture and Equipment               250,000           (123,000)          (127,000)                    -
                                              ---------------    ----------------    ---------------     ----------------

Total                                           $1,500,000        $(1,038,000)        $ (147,000)            $ 315,000
                                              ===============    ================    ===============     ================


Abandoned Acquisition Costs:

As noted below, during the three months ended March 31, 1999, the Company recorded a $748,000 charge related to the abandonment of transactions in process prior to the AMB portfolio acquisition.

FUNDS FROM OPERATIONS
March 31, 2000 and 1999:

The Company considers Funds from Operations ("FFO") to be a relevant supplemental measure of the performance of an equity REIT because such measure does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income producing real estate, which historically has not depreciated. The Company defines FFO in accordance with the definition established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NARIET"). This definition was amended by NAREIT in October 1999, and adopted by the Company during the first quarter of 2000. Accordingly, the Company defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, sales of property and extraordinary items as defined under GAAP, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by NAREIT, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions, needed capital replacements or expansions, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and information included elsewhere in this report.

FFO for the first quarter of 2000 on a diluted basis was $6,344,000 as compared to $10,059,000 for the same period in 1999. Diluted FFO for the first quarter of 2000 does not assume the conversion of the Company's convertible preferred stock and other common stock equivalents because such conversion would be accretive to the Company. Diluted FFO for the first quarter of 1999 does not assume the conversion of the Company's convertible preferred stock but does assume conversion of other common stock equivalents. The decline in FFO is primarily attributable to lower revenues resulting from asset sales occurring subsequent to March 31, 1999, a decrease in lease termination fees, an increase in general and administrative expenses, partially offset by an increase in management fee income, and an increase in borrowing costs.

The calculation of FFO for the respective periods is as follows (in thousands). The 1999 presentation has been changed to reflect the new definitions of FFO:

                                                               Three Months Ended
                                                                   March 31,
                                                           ---------------------------
                                                             2000           1999
                                                         -------------- --------------
Income Available to Common Stockholders                   $   (80)       $   311

  Adjustments:
Depreciation and Amortization of Real Estate and
    Tenant Improvements                                      6,424          6,780
Cumulative Effect of Change in Accounting Principle              -          1,866
                                                         -------------- --------------
Funds from Operations-Basic                                $ 6,344        $ 8,957
Effect of Dilutive Securities:
    Operating Partnership Units                                  -          1,102
                                                         -------------- --------------
Funds from Operations-Dilutive                             $ 6,344        $10,059
                                                         ============== ==============

MATERIAL CHANGES IN FINANCIAL CONDITION

March 31, 2000 compared to December 31, 1999:

The Company maintains a credit facility (the "GE Facility") with CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation) in the current amount of $176,263,000, which is secured by various mortgages. At March 31, 2000, borrowings of approximately $149,420,000 were outstanding. Borrowings under the GE Facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum. At March 31, 2000 and December 31, 1999, the average rate of interest on the advances under the line of credit was approximately 8.44% and 8.30%, respectively. The GE Facility is scheduled to mature in November 2000, and is subject to various loan covenants. The Company intends to either refinance the GE Facility with CMF Capital Company, LLC or replace the facility with another lender prior to the maturity date. The Company also maintains a $5,000,000 unsecured revolving credit facility with Union Bank (the "Union Bank Facility"). At March 31, 2000, there was nothing borrowed on this facility. The Union Bank Facility bears interest at a rate of LIBOR plus 2.00% per annum and is scheduled to mature in September 2000.

At March 31, 2000, the Company had three construction loans outstanding with various lenders (the "Construction Facilities"). The Company had approximately $7,894,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. Borrowings under this loan bear interest at LIBOR plus 1.90% per annum, and it is scheduled to mature in December 2000. The Company also had approximately $40,958,000 of outstanding indebtedness secured by the Downtown Pleasant Hill shopping center. Borrowings under this loan bear interest at LIBOR plus 1.75% per annum, and it is scheduled to mature in November 2000. Finally, the Company had approximately $7,668,000 of outstanding indebtedness secured by the Cameron Park shopping center. Borrowings under this loan bear interest at LIBOR plus 2.25% per annum, and it is scheduled to mature in December 2000. The Company believes that the funds provided from these Construction Facilities will be materially sufficient to complete these projects. Prior to the maturity date of these loans, the Company intends to either refinance or replace them with traditional mortgage financing.

The debt outstanding (exclusive of approximately $14,546,000 of debt in unconsolidated subsidiaries) on March 31, 2000 and related weighted average rate were $556,852,000 and 7.75% respectively, compared to $538,830,000 and 7.73% on
December 31, 1999. Interest capitalized in conjunction with development and expansion projects was approximately $1,430,000 and three months ended March 31, 2000 as compared to approximately $1,144,000 the same period in 1999.

At March 31, 2000, the Company's capitalization consisted of $556,852,000 of debt (excluding the Company's proportionate share of joint venture debt which is approximately $3,637,000), $120,000,000 of preferred stock and preferred Operating Partnership units, and $239,339,000 of market equity (market equity is defined as (i) the sum of the number of outstanding shares of Common Stock of the Company plus Common Units of the Operating Partnership held by partners of the Operating Partnership other than the Company, multiplied by
(ii) the closing price of the shares of Common Stock on the New York Stock Exchange at March 31, 2000 of $7.06), resulting in a debt to total market capitalization ratio of .61 to 1.0 compared to the ratio of .55 to 1.0 at December 31, 1999. At March 31, 2000, the Company's total debt consisted of $334,379,000 of fixed rate debt, and $222,473,000 of variable rate debt.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings and private placements of debt and equity securities.

At March 31, 2000, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

On June 23, 1999, a class action lawsuit was filed in the Superior Court of the State of California, County of San Diego, against the Company and its Board of Directors. The complaint was purportedly filed on behalf of the public shareholders of the Company and alleges that the Board of Directors and the Company violated their fiduciary duties by adopting a shareholder rights agreement, responding to Schottenstein's proposal inappropriately, and adopting severance and other compensatory arrangements.

On September 9, 1999, plaintiffs moved for a preliminary injunction, asking the court to void the shareholder rights plan and rescind the severance agreements. Defendants opposed this motion. On November 22, 1999, the court denied plaintiffs' motion. On January 14, 2000, plaintiffs filed a notice of appeal from the court's ruling. The same day, plaintiffs also filed a Consolidated Amended Complaint, consolidating their complaint with a similar class action complaint that was filed against the same defendants on October 12, 1999. On April 17, 2000, defendants filed a motion to have the case dismissed. That motion is pending. The Company believes the complaint is without merit and intends to vigorously defend against the lawsuit. However, there can be no assurance that such defense will be successful. If the Company does not prevail, the suit could render the shareholder rights plan ineffective, thereby making the Company more vulnerable to unsolicited acquisition proposals and increasing the possibility that the Company will have to allocate material amounts of financial and management resources to protect the Company from unwanted takeover attempts that may not maximize shareholder value.

On February 7, 2000, a derivative lawsuit was filed in the Superior Court of California, County of San Diego, by a purported shareholder, asserting claims on behalf of the Company. On May 2, 2000, the plaintiff filed an amended complaint. The amended complaint contains claims similar to those asserted in the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and four of its officers. It also names the Company as a nominal defendant. The Company believes that the plaintiff has not complied with the requirements for bringing a derivative action, and the Company intends to assert this position vigorously.

In 1999, a lawsuit was filed against the Company by a tenant of a Company owned property. The complaint alleges, among other things, misrepresentation regarding the use of the property. The tenant is seeking to recover funds that it claims to have invested in the property of $1,000,000 to $2,000,000. The Company believes this case is without merit and is vigorously defending itself against the allegations. Accordingly, the Company has not recorded any loss provision relative to damages sought by the tenant. Although the outcome of this lawsuit cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of the case will not have a materially adverse effect on the Company's financial statements or its business.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

ITEM 2.  CHANGES IN SECURITIES:

During the three months ended March 31, 2000, 40,000 units of the Operating Partnership, of which the Company is the general partner, were tendered for redemption by the holders thereof and the Company issued 40,000 shares of common stock in exchange therefor. These shares were issued in reliance on an exemption from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended. The Company is relying on the exemption based upon factual representations received from the recipients of the shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable.

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following Exhibits are part of this report:

         3(ii).1 Bylaws of the Company, as amended and restated as of November 19, 1997 (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on December 16,
                   1997).

         3(ii).2 Text of February 9, 2000 Amendments to Bylaws (incorporated by reference to Exhibit 3(ii).2 to the Company's Form 8-K filed with the SEC on February 10, 2000).

         3(ii).3 Text of April 5, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).3 to the Company's Form 8-K filed with the SEC on April 10, 2000).

(b) The following reports on Form 8-K were filed during or with respect to matters occurring within the period covered by this report:

         Form 8-K Report filed February 16, 2000 (earliest event reported February 15, 2000): Item 5, press release regarding Burnham Pacific Completes Initial Phase of Exploring Strategic Alternatives.

         Form 8-K Report filed February 10, 2000 (earliest event reported February 9, 2000): Item 5, regarding amendment to bylaws to change date of annual meeting of stockholders.

         Form 8-K Report filed February 3, 2000 (earliest event reported February 3, 2000): Item 5, regarding a letter dated February 3, 2000 from the Company addressed to Mr. Jay L. Schottenstein.

         Form 8-K Report filed January 14, 2000 (earliest event reported December 15,1999): Item 5, regarding Second Amendment to Operating Agreement of BPP Retail, LLC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BURNHAM PACIFIC PROPERTIES, INC.


Date: //May 15, 2000//                     By: /s/ J. DAVID MARTIN
     -----------------                         -----------------------------
                                               J. David Martin,
                                               Chief Executive Officer


Date: //May 15, 2000//                     By: /s/ DANIEL B. PLATT
     -----------------                         -----------------------------
                                               Daniel B. Platt,
                                               Chief Financial Officer