Form 10-Q
period 2000-06-30
BURNHAM PACIFIC PROPERTIES INC
filed 2000-08-14
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to ________________

Commission file number  _______________


                        BURNHAM PACIFIC PROPERTIES, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)


              Maryland                                     33-0204162
---------------------------------------------- ---------------------------------
(State of other jurisdiction of incorporation) (IRS Employer Identification No.)


110 West "A" Street, San Diego, California               92101
------------------------------------------   -----------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (619) 652-4700
                       -----------------------------------
               Registrant's telephone number, including area code


        ---------------------------------------------------------------
          Former name, former address and former fiscal year if changed since last report.


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

Number of shares of the Registrant's common stock outstanding at August 11, 2000: 32,324,046.

                          PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


ASSETS                                                              June 30, 2000               December 31, 1999
                                                               -------------------------    --------------------------
Real Estate                                                         $  1,025,079                  $  1,036,294
Less Accumulated Depreciation                                            (72,315)                      (65,494)
                                                               -------------------------    --------------------------

Real Estate-Net                                                          952,764                       970,800
Real Estate Held for Sale                                                 29,755                         8,737
Cash and Cash Equivalents                                                  5,474                        11,119
Restricted Cash                                                            9,474                         9,827
Receivables-Net                                                            8,975                         8,413
Investment in Unconsolidated Subsidiaries                                  3,823                         3,650
Other Assets                                                              25,182                        22,469
                                                               -------------------------    --------------------------
Total                                                               $  1,035,447                  $  1,035,015
                                                               =========================    ==========================

LIABILITIES AND STOCKHOLDERS'  EQUITY
Liabilities:
Accounts Payable and Other Liabilities                              $     21,506                  $     29,224
Tenant Security Deposits                                                   2,651                         2,606
Notes Payable                                                            405,989                       400,410
Line of Credit Advances                                                  162,420                       138,420
                                                               -------------------------    --------------------------

Total Liabilities                                                        592,566                       570,660
                                                               -------------------------    --------------------------

Commitments and Contingencies

Minority Interest                                                         64,951                        66,350
                                                               -------------------------    --------------------------
Stockholders' Equity:
Preferred Stock, Par Value $.01/share, 5,000,000 Shares
    Authorized, 4,800,000 Shares Designated as Series
    1997-A Convertible Preferred, 2,800,000 Shares
    Outstanding at June 30, 2000 and
    December 31, 1999                                                         28                            28

Common Stock, Par Value $.01/share, 95,000,000 Shares
    Authorized, 32,324,046 and 32,273,546 Shares
    Outstanding at June 30, 2000 and
    December 31, 1999, respectively                                          323                           323
Paid in Capital in Excess of Par                                         529,505                       528,811
Dividends Paid in Excess of Net Income                                  (151,926)                     (131,157)
                                                               -------------------------    --------------------------
Total Stockholders' Equity                                               377,930                       398,005
                                                               -------------------------    --------------------------

Total                                                               $  1,035,447                  $  1,035,015
                                                               =========================    ==========================


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                         2000               1999              2000               1999
                                                    ----------------   ---------------  ------------------ -----------------
REVENUES

Rents                                               $     29,814       $    32,456      $       59,109     $      66,891
Fee Income                                                   889             1,582               2,089             1,966
Interest and Other                                           406               331                 971               647
                                                    ----------------   ---------------  ------------------ -----------------

Total Revenues                                            31,109            34,369              62,169            69,504
                                                    ----------------   ---------------  ------------------ -----------------

EXPENSES

Interest                                                  10,589             9,610              19,734            19,498
Rental Operating                                           9,590             9,541              18,867            18,915
General and Administrative                                 2,458             1,905               4,704             3,659
Litigation                                                 2,400                 -               2,636                 -
Costs Associated with Unsolicited Proposal and
    Pursuit of Strategic Alternatives                        983               875               1,322               875
Restructuring Charge                                           -                 -                   -             1,500
Abandoned Acquisition Costs                                    -                 -                   -               748
Impairment Write-Off                                           -             1,200                   -             1,200
Depreciation and Amortization                              6,905             6,629              14,368            13,790
                                                    ----------------   ---------------  ------------------ -----------------
Total Expenses                                            32,925            29,760              61,631            60,185
                                                    ----------------   ---------------  ------------------ -----------------
Income (Loss) From Operations Before Income from
    Unconsolidated Subsidiaries, Minority
    Interest, Gain on Sales of Real Estate and
    Cumulative Effect of Change in Accounting
    Principle                                             (1,816)            4,609                 538             9,319
Income from Unconsolidated Subsidiaries                       27               473                  76               442
Minority Interest                                           (928)           (1,281)             (2,011)           (2,383)
Gain on Sales of Real Estate                                 394                 -                 394                 -
                                                    ----------------   ---------------  ------------------ -----------------
Net Income (Loss) Before Cumulative Effect
     of Change in Accounting Principle                    (2,323)            3,801              (1,003)            7,378
Cumulative Effect of Change in Accounting Principle            -                 -                   -            (1,866)
                                                    ----------------   ---------------  ------------------ -----------------
Net Income (Loss)                                   $     (2,323)      $     3,801      $       (1,003)    $       5,512
Dividends Paid to Preferred Stockholders                  (1,400)           (1,400)             (2,800)           (2,800)
                                                    ----------------   ---------------  ------------------ -----------------
Income (Loss) Available to Common Stockholders      $     (3,723)      $     2,401      $       (3,803)    $       2,712
                                                    ================   ===============  ================== =================

BASIC AND DILUTED EARNINGS PER SHARE:
Net Income (Loss) Before Cumulative Effect of
    Change in Accounting Principle                  $      (0.12)      $      0.08      $        (0.12)     $       0.14
Cumulative Effect of Change in Accounting
      Principle                                                -                 -                   -             (0.06)
                                                    ----------------   ---------------  ------------------ -----------------
Net Income (Loss)                                   $      (0.12)      $      0.08      $        (0.12)    $        0.08
                                                    ================   ===============  ================== =================


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      2000                 1999
                                                                                 ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                $    (1,003)         $     5,512
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization                                                       14,368               13,790
  Impairment Write-off                                                                     -                1,200
  Gain on Sales of Real Estate                                                          (394)                   -
  Cumulative Effect of Change in Accounting Principle                                      -                1,866
  Abandoned Acquisitions Costs                                                             -                  748
  Litigation Expenses                                                                  1,900                    -
  Restructuring Charge                                                                     -                1,500
  Provision for Bad Debt                                                                 407                  350
  Common Stock - Directors' Fees                                                          83                  137
  Stock Options - Compensation Expense                                                   133                  134
  Minority Interest                                                                    2,011                2,383
  Income from Unconsolidated Subsidiaries                                                (76)                (442)
Changes in Other Assets and Liabilities:
   Receivables and Other Assets                                                       (2,050)              (8,945)
   Accounts Payable and Other Liabilities                                             (6,848)              (3,467)
   Tenant Security Deposits                                                               45                 (197)
                                                                                 ----------------     ----------------
Net Cash Provided by Operating Activities                                              8,576               14,569
                                                                                 ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
   Capital Expenditures                                                              (27,531)             (36,334)
Reimbursement of Development Costs                                                       100                7,450
Proceeds from Sales of Real Estate                                                     6,049                    -
Investment in Unconsolidated Subsidiaries                                                (67)                (832)
                                                                                 ----------------     ----------------
Net Cash Used for Investing Activities                                               (21,449)             (29,716)
                                                                                 ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Line of Credit Agreements                                            24,000                5,000
Repayments under Line of Credit Agreements                                                 -               (2,624)
Principal Payments of Notes Payable                                                   (6,975)              (3,343)
Borrowings under Notes Payable                                                        12,554               21,770
Restricted Cash                                                                          353                 (927)
Dividends Paid                                                                       (19,768)             (19,579)
Issuance of Stock-Net                                                                      -                   43
Distributions Made to Minority Interest Holders                                       (2,961)              (3,008)
Contributions Made from Minority Interest Holders                                         25                    -
                                                                                 ----------------     ----------------
Net Cash Provided by (Used for) Financing Activities                                   7,228               (2,668)
                                                                                 ----------------     ----------------
Net Decrease in Cash and Cash Equivalents                                             (5,645)             (17,815)
Cash and Cash Equivalents at Beginning of Period                                      11,119               20,873
                                                                                 ----------------     ----------------
Cash and Cash Equivalents at End of Period                                       $     5,474          $     3,058
                                                                                 ================     ================
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
Cash Paid During Six Months for Interest                                         $    21,139          $    21,223
                                                                                 ================     ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

Notes Payable Issued for Additional Consideration of
   Real Estate Acquired                                                          $         -       $        4,000
                                                                                 ================     ================

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 2000, DECEMBER 31, 1999, AND JUNE 30, 1999
                                   (UNAUDITED)

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

         Common dividends of approximately $8,484,000 ($.2625 per share) were paid on June 30, 2000 to common stockholders of record as of June 20, 2000.

         Preferred dividends of $1,400,000 ($0.50 per share) were paid on June 30, 2000 to preferred stockholders.

         Accounts Receivable is net of an allowance for doubtful accounts of approximately $3,260,000 and $3,311,000 at June 30, 2000 and December 31, 1999, respectively.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" was issued. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including contingent rental income. Rents that are based on tenant's sales and are paid after reaching a sales threshold are contingent rental revenues under SAB
         101. Under SAB 101, contingent rental income from tenants should be recognized as revenue only after the tenants exceed their sales threshold as opposed to accruing the rental income evenly over the year. During June 2000, the SEC delayed the effective date of SAB 101. The Company will be required to adopt SAB 101 in the fourth quarter of 2000. If the Company had reversed the percentage rent for the tenants which had not exceeded their sales breakpoint, revenues for the three and six month periods ended June 30, 2000 would have been reduced by approximately $89,000 and $141,000, respectively, and by $177,000 and $261,000 for the three and six month periods ended June 30, 1999, respectively.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."
         SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard will become effective for the Company for the first quarter of 2001. Interim reporting of this standard will be required. At present, the Company does not hold any derivative instruments nor does it engage in hedging activities. The Company has not assessed the effect of this standard on its future reporting and disclosures.

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


                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                               2000            1999            2000             1999
                                                          --------------  --------------  --------------  --------------
         Numerator:
         Net Income (Loss)                                $   (2,323)     $    3,801      $    (1,003)    $     5,512
         Less:
         Dividends Paid to Preferred Stockholders             (1,400)         (1,400)          (2,800)         (2,800)
                                                          --------------  --------------  --------------  --------------
         Income (Loss) Available to Common
            Stockholders for Basic and Diluted
            Earnings Per Share                            $   (3,723)     $    2,401      $    (3,803)    $     2,712
                                                          ==============  ==============  ==============  ==============

         Denominator:
         Shares for Basic Earnings Per Share -
           weighted average shares outstanding                32,319          31,960           32,301          31,957
         Effect of Dilutive Securities:
         Stock Options                                             -              40                -              40
                                                          --------------  --------------  --------------  --------------
         Shares for Diluted Earnings Per Share                32,319          32,000           32,301          31,997
                                                          ==============  ==============  ==============  ==============

         Basic and Diluted Earnings Per Share             $    (0.12)     $     0.08      $     (0.12)     $     0.08
                                                          ==============  ==============  ==============  ==============


         In 2000 and 1999, dividends and shares from conversion of Preferred Stock and minority interest expense and shares issuable upon the redemption of Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") units were excluded from the diluted earnings per share calculations because they were anti-dilutive.

4.       REAL ESTATE

         Real Estate is summarized as follows (in thousands):


                                                                    June 30, 2000              December 31, 1999
                                                              --------------------------    -------------------------
         Retail Centers                                               $   926,918                  $   912,543
         Retail Centers Under Development                                  91,647                       87,397
         Office/Industrial Buildings                                            -                       29,333
         Other                                                              6,514                        7,021
                                                              --------------------------    -------------------------
         Total Real Estate                                              1,025,079                    1,036,294
         Accumulated Depreciation                                         (72,315)                     (65,494)
                                                              --------------------------    -------------------------
         Real Estate-Net                                              $   952,764                  $   970,800
                                                              ==========================    =========================


         On April 11, 2000, the Company sold its interest in the residential parcel of its Downtown Pleasant Hill development project for approximately $2,980,000, resulting in a loss of approximately $19,000. Proceeds were used to reduce borrowings of a construction loan secured by the project.

         On April 28, 2000, the Company sold its interest in a retail shopping center for approximately $3,250,000, resulting in a gain of approximately $413,000. Proceeds were used to repay mortgage debt secured by the center sold and to reduce borrowings under the Company's line of credit.

         During the three months ended June 30, 2000, approximately $23,620,000 of Real Estate was reclassified into the Real Estate Held for Sale due to the Company's intention to attempt to sell the related assets.

5.       FORMATION OF SERVICE CORPORATION SUBSIDIARY

         The Company earns asset management, leasing, acquisition, and disposition fees through an agreement with the State of California Public Employees' Retirement System ("CalPERS"). The fee income that the Company earns through this arrangement could approach or exceed 5% of its gross revenues for calendar year 2000. In order to maintain the Company's status as a REIT it was necessary for the Company to assign to BPP Services, Inc., a Maryland corporation, its rights and obligations to perform asset management services and leasing services in connection with the agreement with CalPERS and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. In order to satisfy the REIT provisions of the Internal Revenue Code, in calendar year 2000 the Company may not, directly or indirectly, own more than 10% of the voting stock in BPP Services, Inc. Accordingly, the Operating Partnership owns 1% of the outstanding voting stock of BPP Services, Inc. and the remaining 99% of the outstanding voting stock is owned by the Company's four senior executive officers. However, including the shares of non-voting stock, the Operating Partnership owns 95% of the outstanding equity and economic interest in BPP Services, Inc. and the executive officers own a 5% interest. In accordance with recently enacted legislation, the Company anticipates that, on or after January 1, 2001, it will cause BPP Services, Inc. to elect to become a "taxable REIT subsidiary" in which case the Operating Partnership will have the option to acquire the remaining 5% of the equity that it does not currently own. All of BPP Services, Inc.'s revenues and expenses are fully consolidated by the Company.

6.       SEGMENT INFORMATION

         The Company has two reportable segments: Retail Operating properties and Office/Industrial properties. The Company focuses its investments on retail shopping centers located in major metropolitan areas. As of June 30, 2000, the Company owns interests in 61 retail operating properties, of which 60 are operational, and one of which is being developed. The Company also owns interests in two office and industrial properties which it considers non-strategic and therefore does not allocate a material amount of Company resources to this segment. For the three months ended June 30, 2000 and 1999, no tenant of the Company accounted for 10% or more of the total revenues of the Company.

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


                                                                                     2000
           ----------------------------------------------------------------------------------------------------------
                                                                 Retail             Office              Total
           ----------------------------------------------------------------------------------------------------------
           Three Months Ended June 30, 2000:
           Rental Revenues                                    $ 29,099              $   715            $  29,814
                                                           ================     ================     ================
           Net Operating Income                               $ 19,544              $   680            $  20,224
                                                           ================     ================     ================

           Six Months Ended June 30, 2000:
           Rental Revenues                                    $ 57,692              $ 1,417            $  59,109
                                                           ================     ================     ================
           Net Operating Income                               $ 38,876              $ 1,366            $  40,242
                                                           ================     ================     ================

                                                                                     1999
           ----------------------------------------------------------------------------------------------------------
                                                                 Retail             Office              Total
           ----------------------------------------------------------------------------------------------------------
           Three Months Ended June 30, 1999:
           Rental Revenues                                    $ 30,549              $ 1,907            $  32,456
                                                           ================     ================     ================
           Net Operating Income                               $ 21,212              $ 1,703            $  22,915
                                                           ================     ================     ================

           Six Months Ended June 30, 1999:
           Rental Revenues                                    $ 63,102              $ 3,789            $  66,891
                                                           ================     ================     ================
           Net Operating Income                               $ 44,606              $ 3,370            $  47,976
                                                           ================     ================     ================

           ----------------------------------------------------------------------------------------------------------

           ----------------------------------------------------------------------------------------------------------



                                                          June 30, 2000        December 31, 1999
                                                         -----------------    ---------------------
        Retail Real Estate                                   $1,018,565            $  999,940
        Office Real Estate                                            -                29,333
                                                         -----------------    ---------------------
        Total Real Estate                                    $1,018,565            $1,029,273
                                                         =================    =====================


         The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the periods presented (in thousands):


                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                             2000           1999            2000             1999
                                                        --------------  ------------   -------------   ----------------
REVENUES:
Total Rental Revenues for Reportable Segments           $   29,814      $  32,456      $ 59,109        $    66,891
Fee Income                                                     889          1,582         2,089              1,966
Interest Revenue                                               406            331           971                647
                                                        --------------  ------------   -------------   ----------------
   TOTAL CONSOLIDATED REVENUES                          $   31,109      $  34,369      $ 62,169        $    69,504
                                                        ==============  ============   =============   ================

NET OPERATING INCOME:
                                                        --------------  ------------   -------------   ----------------
Total Net Operating Income for Reportable Segments      $   20,224      $  22,915      $ 40,242        $    47,976
                                                        --------------  ------------   -------------   ----------------
Additions:
   Interest and Other Revenue                                  406            331           971                647
   Fee Income                                                  889          1,582         2,089              1,966
   Income from Unconsolidated Subsidiaries                      27            473            76                442
   Gain on Sales of Real Estate                                394              -           394                  -
                                                        --------------  ------------   -------------   ----------------
Total Additions                                              1,716          2,386         3,530              3,055
                                                        --------------  ------------   -------------   ----------------
Deductions:
   Interest Expense                                         10,589          9,610        19,734             19,498
   General and Administrative Expenses                       2,458          1,905         4,704              3,659
   Litigation Expense                                        2,400              -         2,636                  -
   Restructuring Charge                                          -              -             -              1,500
   Abandoned Acquisition Costs                                   -              -             -                748
   Costs Associated with Unsolicited Proposal and
      Pursuit of Strategic Alternatives                        983            875         1,322                875
   Impairment Write-Off                                          -          1,200             -              1,200
   Depreciation and Amortization                             6,905          6,629        14,368             13,790
   Minority Interest                                           928          1,281         2,011              2,383
                                                        --------------  ------------   -------------   ----------------
Total Deductions                                            24,263         21,500        44,775             43,653
                                                        --------------  ------------   -------------   ----------------

Net Income (Loss) Before Cumulative Effect of Change
in Accounting Principle                                 $   (2,323)     $   3,801      $ (1,003)       $     7,378
Cumulative Effect of Change in Accounting Principle              -              -             -             (1,866)
                                                        --------------  ------------   -------------   ----------------
Net Income (Loss)                                       $   (2,323)     $   3,801      $ (1,003)       $     5,512
                                                        ==============  ============   =============   ================

         The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at June 30, 2000 and December 31, 1999 (in thousands):

                                                              June 30, 2000              December 31, 1999
                                                        --------------------------    -------------------------
        Total Real Estate for Reportable Segments               $ 1,018,565                   $1,029,273
        Other Real Estate                                             6,514                        7,021
                                                        --------------------------    -------------------------
        Total Real Estate                                       $ 1,025,079                  $ 1,036,294
        Accumulated Depreciation                                    (72,315)                     (65,494)
                                                        --------------------------    -------------------------
        Real Estate, Net                                            952,764                      970,800
        Other Assets                                                 82,683                       64,215
                                                        --------------------------    -------------------------
        Consolidated Assets                                     $ 1,035,447                  $ 1,035,015
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

         During the quarter ended September 30, 1999, the Company completed the hiring of its third party providers, its planned reduction in workforce and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of reserve during the quarter ended September 30, 1999. The remaining reserve for office closures ($289,554) represents future obligated lease payments for corporate offices which were closed, offset by future receipts for sub-leases entered into with the Company for the related closed office spaces. The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it and the portion of the reserve reversed as of June 30, 2000:


                                                 Original                                                 Restructuring
                                              Restructuring       Expenditures          Reserve              Reserve
                                                 Reserve             Applied            Reversed          June 30, 2000
                                              ---------------    ----------------    ---------------     ----------------
Personnel Related Costs                         $  750,000        $  (630,000)        $ (120,000)            $       -
Office Closures                                    500,000           (310,446)           100,000               289,554
Write-off of Furniture and Equipment               250,000           (123,000)          (127,000)                    -
                                              ---------------    ----------------    ---------------     ----------------

Total                                           $1,500,000        $(1,063,446)        $ (147,000)            $ 289,554
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

         On February 21, 2000, the Company announced that it had completed the initial phase of this process. In this regard, the Company had entered into numerous confidentiality agreements with potential bidders.

         Subsequent to February 21, 2000, the Company exchanged due diligence materials with a limited number of interested parties and continues to engage in discussions with parties interested in pursuing various transactions. No assurances can be given, however, that these discussions will lead to any agreement with any of such parties or that any such agreement will be completed.

         On August 7, 2000, the Company announced that, in connection with the Company's pursuit of its strategic alternatives, the Company and its preferred stockholders that are affiliates of Westbrook Partners had entered into an agreement pursuant to which Westbrook agreed to suspend any rights that it may have as a result of its purported election to exercise a right to a Change of Control Preference under the terms of the Company's Series 1997-A Convertible Preferred Stock (the "Preferred Stock"). If valid, the election of a Change of Control Preference would have the effect of prohibiting the

         Company from making distributions to the holders of the Company's Common Stock until the Preferred Stock has been redeemed. The Company does not agree with the position taken by Westbrook, but the parties did not believe that it was necessary to resolve the matter at that time given that the Company's Board of Directors had not concluded its review of the Company's strategic alternatives. Additionally, pursuant to the agreement the Company agreed that Westbrook may in the future revive the rights it has, if any, as a result of the election and Westbrook agreed that the Company shall be entitled to the rights and defenses it has, if any, with respect to the election.

         Despite the purported election by Westbrook of a Change of Control Preference, there can be no assurance that there will be a change of control transaction involving the Company or any assurances with respect to the terms upon which any such transaction could be consummated. In addition, there can be no assurance that the Company will continue paying regular quarterly distributions to its Common Stockholders.

         In connection with the evaluation of the Schottenstein proposal, the Company's pursuit of all of its strategic alternatives, and the Company's defending against certain litigation incidental to the foregoing, the Company has incurred, and expects that it will continue to incur, significant costs for financial, advisory, legal and other services. For the quarter ended June 30, 2000, the Company incurred approximately $983,000 of these related costs.

9.       SECURITIES

         At June 30, 2000, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

         During the three months ended March 31, 2000, 40,000 units of the Operating Partnership, of which the Company is the general partner, were tendered for redemption by the holders thereof and the Company issued 40,000 shares of common stock in exchange therefor. No units were tendered for redemption during the three months ended June 30, 2000.

         During the three months ended June 30, 2000, the Operating Partnership purchased 12,600 limited partnership units of BPP/Marin, L.P. for approximately $125,000.

10.      CONTINGENCIES

         LEGAL PROCEEDINGS: In 1999, a lawsuit was filed against the Company by a tenant of a Company owned property. The complaint alleges, among other things, misrepresentation regarding the use of the property. On July 31, 2000, a jury in San Francisco, California, returned a verdict against the Company for breach of contract and misrepresentation. The jury awarded the tenant out-of-pocket losses, and separately awarded the tenant future lost profits. The Company has challenged the award for net lost profits as duplicative, and expects the Court will enter Judgment after September 5, 2000, upon deciding this issue. The judgment ultimately will include an additional sum for partial reimbursement of the tenant's attorneys' fees and costs. Once judgment is entered, the Company may seek to modify or vacate the judgment, and may also appeal. There can be no assurance as to the final outcome of any post-trial motions or appeal. For the three and six months ended June 30, 2000, the Company has expensed $2,400,000 and

         $2,636,000 respectively, in connection with this litigation. The Company may incur additional expenses in future periods depending on the judgment entered.

         Also in 1999, a class action lawsuit was filed against the Company and its Board of Directors. The complaint alleged that the Board of Directors and the Company violated their fiduciary duties by adopting a shareholder rights agreement, responding to Schottenstein's proposal inappropriately, and adopting various severance arrangements. On June 12, 2000, the Court dismissed the complaint, and denied plaintiffs' request for leave to amend. Counsel for plaintiffs have expressed an intent to appeal the Court's dismissal of the lawsuit. The Company believes that any appeal would be without merit and intends to vigorously defend against the lawsuit. However, there can be no assurance that such defense will be successful. If the Company does not prevail, the suit could render the shaeholder rights plan ineffective, thereby making the Company more vulnerable to unsolicited acquisition proposals and increasing the possibility that the Company will have to allocate material amounts of financial and management resources to protect the Company from unwanted takeover attempts that may not maximize shareholder value. In February 2000, a derivative lawsuit was filed. On May 2, 2000, the plaintiff filed an amended complaint. The amended complaint contains claims similar to those asserted in the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and four of its officers and naming the Company as a nominal defendant. The allegations contained in the derivative complaint are similar to the allegation in the pending class action lawsuit described above. The Company believes that the plaintiff has not properly complied with the requirements for bringing a derivative action, and has filed a motion asking the Court to dismiss the suit. That motion is pending. On June 14, 2000, The Schottenstein Stores Group, Inc. and certain of its affiliates commenced an action against the Company and certain of its directors in the United States District Court for the District of Maryland. The Complaint in the Maryland action alleges that the Company and its directors violated their fiduciary duties by, inter alia, continuing the date of the annual meeting of stockholders to October 18, 2000, adopting a shareholder rights agreement, failing to adequately respond to plaintiff's prior acquisition proposal, and adopting certain severance and other compensation arrangements. On July 31, 2000, the Company and the directors filed a Motion to Dismiss all claims in the litigation, which motion remains pending. On August 9, 2000, a complaint was filed in San Diego Superior Court. The suit was purportedly brought on behalf of the Company as a derivative action and simultaneously on behalf of the Company's shareholders as a class action. The complaint appears to raise similar issues to those raised by the prior-filed class action and derivative lawsuits described above. The Company believes the complaint is without merit and intends to vigorously defend against it.

         The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

11.      SUBSEQUENT EVENT

         On July 31, 2000, the Company sold its interest in an office building for approximately $5,550,000, resulting in a gain of approximately $550,000. Proceeds were used to reduce borrowings under the Company's line of credit.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the footnotes to the Company's consolidated financial statements, contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "plan," and other similar expressions in this Form 10-Q, that predict or indicate future events or trends or that do not relate to historical matters. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. In addition, information concerning the following are forward-looking statements:

|X| the completion, and the timing and cost of completion, of properties under development or redevelopment;
|X|      the timing of lease-up and occupancy of properties;
|X|      the availability and timing of financing; and
|X|      cost, yield and earnings estimates.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THE FOLLOWING PARAGRAPHS DESCRIBE THE MATERIAL CHANGES AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999:

The results of operations for the three months ended June 30, 2000 resulted in a net loss of $3,723,000 as compared to Income Available to Common Stockholders of $2,401,000 for the second quarter of 1999. This decrease was primarily attributable to lower revenues resulting from asset sales occurring subsequent to June 30, 1999, a decrease in lease termination fees, lower acquisition fee income, an increase in borrowing costs, an increase in rental operating and general and administrative expenses and litigation expenses. In addition, the 1999 results were negatively impacted by an impairment write-off.

Total revenues decreased $3,260,000 primarily as a result of asset sales in 1999, a decrease in acquisition fees earned in 1999 of $1,098,000 from the Company's joint venture ("BPP Retail,

LLC") with the California Public Employees' Retirement System ("CalPERS") and a reduction in lease termination fees of $736,000.

In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" was issued. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including contingent rental income. Rents that are based on tenant's sales and are paid after reaching a sales threshold are contingent rental revenues under SAB 101. Under SAB 101, contingent rental income from tenants should be recognized as revenue only after the tenants exceed their sales threshold as opposed to accruing the rental income evenly over the year. During June 2000, the SEC delayed the effective date of SAB
101. The Company will be required to adopt SAB 101 in the fourth quarter of 2000. If the Company had reversed the percentage rent for the tenants which had not exceeded their sales breakpoint, revenues for the three month periods ended June 30, 2000 and 1999 would have been reduced by approximately $89,000 and $141,000, respectively.

Interest expense increased $979,000 primarily as a result of an increase in interest rates and the refinancing of the Company's line of credit. Interest capitalized in conjunction with development and expansion projects was $1,616,000 for the second quarter of 2000, compared with $1,100,000 during the second quarter of 1999. Total debt outstanding on June 30, 2000 and the related weighted average interest rate were $568,409,000 and 8.09%, respectively (exclusive of $14,486,000 of fixed mortgage debt in unconsolidated subsidiaries), compared with $595,831,000 and 7.37%, respectively, at June 30, 1999.

Rental operating expenses increased $49,000 primarily due to the increased level of activity associated with the Company's joint venture with CalPERS, as a result of outsourcing property management to third party providers, offset by reduced operating expenses resulting from the 1999 asset sales.

General and administrative expenses increased $553,000 primarily as a result of the increased level of activity related to the Company's joint venture agreement with CalPERS and an expense associated with a severance agreement related to the resignation of the Company's Chief Operating Officer in the amount of $250,000.

On July 31, 2000, a jury in San Francisco, California, returned a verdict against the Company for breach of contract and misrepresentation. The jury awarded a tenant of a Company owned property out-of-pocket losses, and separately awarded the tenant future lost profits. The Company has challenged the award for net lost profits as duplicative, and expects the Court will enter Judgment after September 5, 2000, upon deciding this issue. The judgment ultimately will include an additional sum for partial reimbursement of the tenant's attorneys' fees and costs. Once judgment is entered, the Company may seek to modify or vacate the judgment, and may also appeal. During the quarter ended June 30, 2000 the Company accrued and incurred litigation expenses of $2,400,000 related to this lawsuit. There can be no assurance as to the final outcome of any post-trial motions or appeal. The Company may incur additional expenses in future periods depending on the judgment entered.

Depreciation and amortization expenses decreased $276,000 as a result of asset sales partially offset by the impact of portions of certain development and redevelopment projects being placed into service.

Income from Unconsolidated Subsidiaries decreased $446,000 as a result of the Company's sale of its equity interest in BPP Retail, LLC.

The second quarter 2000 results were partially impacted by a Gain on Sales of Real Estate of $394,000 as a result of the following two sales:

On April 11, 2000, the Company sold its interest in the residential parcel of its Downtown Pleasant Hill development project for approximately $2,980,000, resulting in a loss of approximately $19,000. Proceeds were used to repay a construction loan secured by the project.

On April 28, 2000, the Company sold its interest in a retail shopping center for approximately $3,250,000, resulting in a gain of approximately $413,000. Proceeds were used to repay mortgage debt secured by the center and to reduce borrowings under the Company's Credit Facility.

Results for the second quarter of 1999 were negatively impacted by an impairment write-off in the amount of $1,200,000 related to an office building.

THE FOLLOWING PARAGRAPHS DESCRIBE THE MATERIAL CHANGES AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999:

The results of operations for the six months ended June 30, 2000 resulted in a net loss of $3,803,000 as compared to Income Available to Common Stockholders of $2,712,000 for the first six months of 1999. This decrease was primarily attributable to lower revenues resulting from 1999 asset sales, a decrease in lease termination fees, an increase in rental operating and general and administrative expenses, the costs associated with the Company's pursuit of strategic alternatives and litigation expenses. These decreases were partly offset by the 1999 charges for restructuring, abandoned acquisition costs, impairment write off and the cumulative effect of change in accounting principle.

Total revenues decreased $7,335,000 primarily as a result of the asset sales in 1999 and a decrease in lease termination fees of $1,400,000.

Revenues for the six month periods ended June 30, 2000 and 1999 would have been reduced by approximately $177,000 and $261,000, respectively, if the company had adopted SAB 101.

Interest expense increased $236,000 as a result of an increase in interest rates and the refinancing of the Company's line of credit. Interest capitalized in conjunction with development and expansion projects was $3,046,000 for the 2000 period, compared with $2,400,000 during the 1999 six-month period.

Rental operating expenses decreased $48,000 primarily as a result of reduced operating expenses resulting from the 1999 asset sales, partially offset by outsourcing of property management to third party providers and due to the increased level of activity associated with the Company's joint venture with CalPERS.

General and administrative expenses increased $1,045,000 primarily as a result of the increased level of activity related to the Company's joint venture agreement with CalPERS and an expense associated with a severance agreement related to the resignation of the Company's Chief Operating Officer in the amount of $250,000. These additional costs were partially offset by the management fee income derived from the agreement with CalPERS.

On July 31, 2000, a jury in San Francisco, California, returned a verdict against the Company for breach of contract and misrepresentation. The jury awarded a tenant of a Company owned property out-of-pocket losses, and separately awarded the tenant future lost profits. The Company has challenged the award for net lost profits as duplicative, and expects the Court will enter Judgment after September 5, 2000, upon deciding this issue. The judgment ultimately will include an additional sum for partial reimbursement of the tenant's attorneys' fees and costs. Once judgment is entered, the Company may seek to modify or vacate the judgment, and may also appeal. During the six months ended June 30, 2000 the Company accrued and incurred litigation expenses of $2,636,000 related to this lawsuit. There can be no assurance as to the final outcome of any post-trial motions or appeal. The Company may incur additional expenses in future periods depending on the judgment entered.

Depreciation and amortization expenses increased $578,000 as a result of portions of certain development and redevelopment projects being placed into service, offset by the impact of asset sales.

Income from Unconsolidated Subsidiaries decreased $366,000 as a result of the Company's sale of its equity interest in BPP Retail, LLC.

Results for the first six months of 1999 were negatively impacted by a change in accounting of $1,866,000, an impairment write-off of $1,200,000 related to an office building, a restructuring charge of $1,500,000, abandoned acquisitions costs of $748,000 and costs associated with an unsolicited proposal and pursuit of strategic alternatives. These expenses are described in detail in the following paragraphs.

During the quarter ended March 31, 1999, the Company implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". The adoption of SOP 98-5 was reported as a cumulative effect of change in accounting principle and represents start-up and organization costs previously carried and amortized as other assets. These costs of approximately $1,866,000 represent unamortized costs related primarily to the Company becoming self-advised in 1991, the conversion to an "UPREIT" structure in 1997 and the formation of its joint venture with CalPERS during 1998.

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

During the quarter ended September 30, 1999, the Company completed the hiring of its third party providers, its planned reduction in workforce and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of reserve during the quarter ended

September 30, 1999. The remaining reserve for office closures ($289,554) represents future obligated lease payments for corporate offices which were closed, offset by future receipts for sub-leases entered into with the Company for the related closed office spaces. The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it and the portion of the reserve reversed as of June 30, 2000:


                                                 Original                                                 Restructuring
                                              Restructuring       Expenditures          Reserve              Reserve
                                                 Reserve             Applied            Reversed          June 30, 2000
                                              ---------------    ----------------    ---------------     ----------------
Personnel Related Costs                         $  750,000        $  (630,000)        $ (120,000)            $       -
Office Closures                                    500,000           (310,446)           100,000               289,554
Write-off of Furniture and Equipment               250,000           (123,000)          (127,000)                    -
                                              ---------------    ----------------    ---------------     ----------------

Total                                           $1,500,000        $(1,063,446)        $ (147,000)            $ 289,554
                                              ===============    ================    ===============     ================


Abandoned Acquisition Costs:

During the six months ended June 30, 2000, the Company recorded a $748,000 charge related to the abandonment of transactions in process prior to the AMB portfolio acquisition.

Costs Associated with Unsolicited Proposal and Pursuit of Strategic
Alternatives:

On June 7, 1999, the Company received a proposal from Schottenstein Stores Corporation ("Schottenstein") and certain of its affiliates to negotiate a business combination in which the Company would be merged into an acquisition affiliate of Schottenstein and the holders of the Company's Common Stock would receive $13 per share. The proposal was subject to a number of conditions, including completion of due diligence satisfactory to Schottenstein, obtaining new senior debt financing, and the assumption of certain outstanding indebtedness of the Company. The proposed transaction was also made conditional upon approval of the Company's stockholders and the holders of the units in the Company's Operating Partnership. On July 12, 1999, Schottenstein increased its contingent proposal to $13.50 per share.

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

On February 21, 2000, the Company announced that it had completed the initial phase of this process. In this regard, the Company had entered into numerous confidentiality agreements with potential bidders.

Subsequent to February 21, 2000, the Company exchanged due diligence materials with a limited number of interested parties and continues to engage in discussions with parties interested in pursuing various transactions. No assurances can be given, however, that these discussions will lead to any agreement with any of such parties or that any such agreement will be completed.

On August 7, 2000, the Company announced that, in connection with the Company's pursuit of its strategic alternatives, the Company and its preferred stockholders that are affiliates of Westbrook Partners had entered into an agreement pursuant to which Westbrook agreed to suspend any rights that it may have as a result of its purported election to exercise a right to a Change of Control Preference under the terms of the Company's Series 1997-A Convertible Preferred Stock (the "Preferred Stock"). If valid, the election of a Change of Control Preference would have the effect of prohibiting the Company from making distributions to the holders of the Company's Common Stock until the Preferred Stock has been redeemed. The Company does not agree with the position taken by Westbrook, but the parties did not believe that it was necessary to resolve the matter at that time given that the Company's Board of Directors had not concluded its review of the Company's strategic alternatives. Additionally, pursuant to the agreement the Company agreed that Westbrook may in the future revive the rights it has, if any, as a result of the election and Westbrook agreed that the Company shall be entitled to the rights and defenses it has, if any, with respect to the election.

Despite the purported election by Westbrook of a Change of Control Preference, there can be no assurance that there will be a change of control transaction involving the Company or any assurances with respect to the terms upon which any such transaction could be consummated. In addition, there can be no assurance that the Company will continue paying regular quarterly distributions to its Common Stockholders.

In connection with the evaluation of the Schottenstein proposal, the Company's pursuit of all of its strategic alternatives, and the Company's defending against certain litigation incidental to the foregoing, the Company has incurred, and expects that it will continue to incur, significant costs for financial, advisory, legal, and other services. For the quarter ended June 30, 2000, the Company incurred approximately $983,000 of these related costs.

FUNDS FROM OPERATIONS
June 30, 2000 and 1999:

The Company considers Funds from Operations ("FFO") to be a relevant supplemental measure of the performance of an equity REIT because it does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income producing real estate, which historically has not depreciated. The Company defines FFO in accordance with the definition established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). This definition was amended by NAREIT in October 1999, and adopted by the Company during the first quarter of 2000. Accordingly, the Company defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring, sales of property and extraordinary items as defined under GAAP, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by NAREIT, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions, needed capital replacements or expansions, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and information included elsewhere in this report.

For the three and six months ended June 30, 2000, diluted FFO decreased $10,485,000 and $12,800,000, respectively, compared to the same periods in 1999. Diluted FFO for the 2000 periods does not assume the conversion of the Company's Preferred Stock and other common stock equivalents because such conversion would be accretive to the Company. The decline in FFO is primarily attributable to lower revenues resulting from asset sales during 1999, a decrease in lease termination fees, an increase in rental operating and general administrative expenses, an increase in borrowing costs, and an accrued litigation expense.
In addition, the six months ended June 30, 2000 results were impacted by the Company's pursuit of strategic alternatives.

The calculation of FFO for the respective periods is as follows (in thousands). The 1999 presentation has been changed to reflect the new definition of FFO:


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                     -----------------------------    --------------------------------
                                                        2000            1999              2000              1999
                                                   -------------- ----------------  ---------------- -----------------
Income (Loss) Available to Common Stockholders        $(3,723)       $  2,401           $(3,803)         $  2,712
  Adjustments:
Depreciation and Amortization of Real Estate and
    Tenant Improvements                                 6,842           6,928             13,266           13,708
Impairment Write-Off                                        -           1,200                 -             1,200
Gain on Sales of Real Estate                             (394)              -              (394)                -
Cumulative Effect of Change in Accounting
       Principle                                            -               -                 -             1,866
                                                   -------------- ----------------  ---------------- -----------------
Funds from Operations-Basic                           $ 2,725        $ 10,529           $ 9,069          $ 19,486
Effect of Dilutive Securities:
    Operating Partnership Units                             -           1,281                 -             2,383
      Convertible Preferred Stock                           -           1,400                 -                 -
                                                   -------------- ----------------  ---------------- -----------------
Funds from Operations-Dilutive                        $ 2,725        $ 13,210           $ 9,069          $ 21,869
                                                   ============== ================  ================ =================


MATERIAL CHANGES IN FINANCIAL CONDITION

June 30, 2000 compared to December 31, 1999:

The Company maintains a secured credit facility (the "GE Facility") with CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation), which at June 30, 2000, provides up to $176,263,000 in short term credit. At June 30, 2000, borrowings of approximately $157,420,000 were outstanding. Borrowings under the GE Facility bear interest at a rate equal to the London InterBank Offered Rate ("LIBOR") plus 2.50% per annum. At June 30, 2000 and December 31, 1999, the average rate of interest on the advances under the line of credit was approximately 9.19% and 8.30%, respectively. The GE Facility is scheduled to mature in November 2000, and is subject to various loan covenants. The Company intends to either refinance the GE Facility with CMF Capital Company, LLC or replace the facility with another lender prior to the maturity date.

The Company also maintains a $5,000,000 unsecured revolving credit facility with Union Bank (the "Union Bank Facility"). At June 30, 2000, there was $5,000,000 borrowed on this facility. The Union Bank Facility bears interest at a rate of LIBOR plus 2.00% per annum and was scheduled to mature on September 1, 2000. However, Union Bank has agreed to extend the maturity date for sixty days in exchange for a principal reduction in the amount of $1,000,000.

At June 30, 2000, the Company had three construction loans outstanding with various lenders (the "Construction Facilities"). The Company had approximately $8,781,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. Borrowings under this loan bear interest at LIBOR plus 1.90% per annum, and it is scheduled to mature in December 2000. The Company also had approximately $40,144,000 of outstanding indebtedness secured by the Downtown Pleasant Hill shopping center. Borrowings under this loan bear interest at LIBOR plus 1.75% per annum, and it is scheduled to mature in November 2000. Finally, the Company had approximately $8,839,000 of outstanding indebtedness secured by the Cameron Park shopping center. Borrowings under this loan bear interest at LIBOR plus 2.25% per annum, and it is scheduled to mature in December 2000. The Company believes that the funds provided from these Construction Facilities will be materially sufficient to complete these projects. Prior to the maturity date of these loans, the Company intends to either refinance or replace them with traditional mortgage financing.

There can be no assurance that the Company will be able to refinance or replace any or all of the GE Facility, the Union Bank Facility or the Construction Facilities (collectively, the "Credit Facilities"), or that such Credit Facilities can be refinanced or replaced on terms that are as favorable to the Company as the terms currently in effect.

The debt outstanding (exclusive of approximately $14,486,000 of debt in unconsolidated subsidiaries) on June 30, 2000 and related weighted average rate were $568,409,000 and 8.09%, respectively, compared to $538,830,000 and 7.73% on
December 31, 1999.

At June 30, 2000, the Company's capitalization consisted of $568,409,000 of debt (excluding the Company's proportionate share of joint venture debt which is approximately $3,621,500), $120,000,000 of preferred stock and preferred Operating Partnership units, and $232,935,000 of market equity (market equity is defined as the product of (i) the sum of the number of outstanding shares of Common Stock of the Company plus Common Units of the Operating Partnership held by partners of the Operating Partnership other than the Company, multiplied by
(ii) the closing price of the shares of Common Stock on the New York Stock Exchange at June 30, 2000 of $6.88), resulting in a debt to total market capitalization ration of .62 to 1.0 compared to the ratio of .55 to 1.0 at December 31, 1999. At June 30, 2000, the Company's total debt consisted of $348,226,000 of fixed rate debt, and $220,183,000 of variable rate debt.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional borrowings and public offerings and private placements of debt and equity securities.

Dividend distributions are declared at the discretion of the Board of Directors and depend on actual FFO of the Company, its financial condition, capital requirements, the REIT provisions of the Internal Revenue Code and other factors that the Board of Directors deem relevant. With respect to the third quarter of 2000, the Board of Directors will determine in August whether to declare a quarterly cash distribution with respect to the Common Stock and, if declared, the per share amount thereof. However, based on the Company's declining FFO and capital constraints, there can be no assurance that the Company will continue paying regular quarterly distributions to the holders of Common Stock at the current amount or at all.

At June 30, 2000, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The new standard will become effective for the Company for the first quarter of 2001. Interim reporting of this standard will be required. At present, the Company does not hold any derivative instruments nor does it engage in hedging activities. The Company has not assessed the effect of these standard on its future reporting and disclosures.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the information provided in Part II, Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 1999.

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

On June 12, 2000 the Court dismissed the complaint, and denied plaintiffs' request for leave to amend. Counsel for plaintiffs have expressed an intent to appeal the Court's dismissal of the lawsuit. The Company believes that any appeal would be without merit and intends to vigorously defend against the lawsuit. However, there can be no assurance that such defense will be successful. If the Company does not prevail, the suit could render the shareholder rights plan ineffective, thereby making the Company more vulnerable to unsolicited acquisition proposals and increasing the possibility that the Company will have to allocate material amounts of financial and management resources to protect the Company from unwanted takeover attempts that may not maximize shareholder value.

On February 7, 2000, a derivative lawsuit was filed in the Superior Court of California, County of San Diego, by a purported shareholder, asserting claims on behalf of the Company. On May 2, 2000, the plaintiff filed an amended complaint. The amended complaint contains claims similar to those asserted in the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and four of its officers. It also names the Company as a nominal defendant. The Company believes that the plaintiff has not complied with the requirements for bringing a derivative action, and has filed a motion asking the Court to dismiss the suit. That motion is pending.

On June 14, 2000, The Schottenstein Stores Group, Inc. and certain of its affiliates commenced an action against the Company and certain of its directors in the United States District Court for the District of Maryland. The Complaint in the Maryland action alleges that the Company and its directors violated their fiduciary duties by, inter alia, continuing the date of the annual meeting of stockholders to October 18, 2000, adopting a shareholder rights agreement, failing to adequately respond to plaintiff's prior acquisition proposal, and adopting certain severance and other compensation arrangements. On July 31, 2000, the Company and the directors filed a Motion to Dismiss all claims in the litigation, which motion remains pending.

On August 9, 2000, a complaint was filed in San Diego Superior Court. The suit was purportedly brought on behalf of the Company as a derivative action and simultaneously on behalf of the Company's shareholders as a class action. The complaint appears to raise similar issues to those raised by the prior-filed class action and derivative lawsuits described above. The Company believes the complaint is without merit and intends to vigorously defend against it.

In 1999, a lawsuit was filed against the Company by a tenant of a Company owned property. The complaint alleges, among other things, misrepresentation regarding the use of the property. On July 31, 2000, a jury in San Francisco, California, returned a verdict against the Company for breach of contract and misrepresentation. The jury awarded the tenant out-of-pocket losses, and separately awarded the tenant future lost profits. The Company has challenged the award for net lost profits as duplicative, and expects the Court will enter Judgment after September 5, 2000, upon deciding this issue. The judgment ultimately will include an additional sum for partial reimbursement of the tenant's attorneys' fees and costs. Once judgment is entered, the Company may seek to modify or vacate the judgment, and may also appeal. There can be no assurance as to the final outcome of any post-trial motions or appeal. For the three and six months ended June 30, 2000, the Company has expensed $2,400,000 and $2,636,000 respectively, in connection with this litigation. The Company may incur additional expenses in future periods depending on the judgment entered.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.



ITEM 2.  CHANGES IN SECURITIES:

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable.

ITEM 5.  OTHER INFORMATION:

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)      The following Exhibits are part of this report:

3(i).1 Articles of Amendment and Restatement of the Company, dated as of May 27, 1997 (incorporated by reference to pages B-1 through B-13 of the Company's Proxy Statement for its 1997 Annual Meeting, filed March 31, 1997).

3(i).2 Articles Supplementary to the Articles of Amendment and Restatement of the Company classifying and designating the Series 1997-A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.2 of the Company's Current Report on Form 8-K, filed January 14, 1998).

3(i).3 Articles Supplementary to the Articles of Amendment and Restatement of the Company, classifying and designating the Series B Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed June 24, 1999).

3(ii).1 Bylaws of the Company, as amended and restated on November 19, 1997 (incorporated by reference to the Exhibit 3.2 of the Company's Current Report on Form 8-K, filed December 16,
                  1997).

3(ii).2 Text of February 9, 2000 Amendments to Bylaws (incorporated by reference to Exhibit 3(ii).2 of the Company's Current Report on Form 8-K filed on February 10, 2000).

3(ii).3 Text of April 5, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).3 of the Company's Current Report on Form 8-K filed on April 10, 2000).

3(ii).4 Text of May 31, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).4 of the Company's Current Report on Form 8-K filed on June 1, 2000).

4.1 Shareholder Rights Agreement, dated as of June 19, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit
                  4.1 of the Company's Current Report on Form 8-K, filed June 24, 1999).

27.0              Financial Data Schedule.

(b) The following reports on Form 8-K were filed during or with respect to matters occurring within the period covered by this report:

     Form 8-K Report filed April 10, 2000 (earliest event reported April 5,
     2000): Item 5, press release announcing that Board of Directors rescheduled the date of the Company's 2000 Annual Meeting of Stockholders to Tuesday, September 12, 2000.

     Form 8-K Report filed June 1, 2000 (earliest event reported May 31, 2000):
     Item 5, regarding resignation of Chief Operating Officer, Joseph Wm. Byrne, press release announcing that Board of Directors rescheduled the date of the Company's 2000 Annual Meeting of Stockholders to Wednesday, October 18, 2000, and press release announcing second quarter dividend payable June 30, 2000.

     Form 8-K Report filed June 15, 2000 (earliest event reported June 14,
     2000): Item 5, press release regarding Burnham Pacific plans to oppose Schottenstein's attempt to reschedule annual meeting.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BURNHAM PACIFIC PROPERTIES, INC.


Date:    //August 14, 2000//         By:      /s/ J. DAVID MARTIN
     --------------------------         ----------------------------------------
                                        J. David Martin, Chief Executive Officer


Date:    //August 14, 2000//         By:      /s/ DANIEL B. PLATT
     --------------------------         ----------------------------------------
                                        Daniel B. Platt, Chief Financial Officer