Form 10-Q
period 2000-09-30
BURNHAM PACIFIC PROPERTIES INC
filed 2000-11-14
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

|_|Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission file number  _______________


                        BURNHAM PACIFIC PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)


          MARYLAND                                     33-0204162
-----------------------------                  -------------------------------
(State of other jurisdiction                  (IRS Employer Identification No.)
     of incorporation)

110 WEST "A" STREET, SAN DIEGO, CALIFORNIA               92101
------------------------------------------      --------------------------
(Address of principal executive offices)               (Zip Code)

                                 (619) 652-4700
               ---------------------------------------------------
               Registrant's telephone number, including area code


-------------------------------------------------------------------------------
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

Number of shares of the Registrant's common stock outstanding at November 10, 2000: 32,329,622.

                          PART 1 FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             September 30, 2000          December 31, 1999
                                                             ------------------          -----------------
ASSETS
Real Estate                                                 $       982,293                $ 1,036,294
Less Accumulated Depreciation                                       (74,940)                   (65,494)
                                                            ---------------                -----------
Real Estate-Net                                                     907,253                    970,800
Real Estate Held for Sale                                            29,661                      8,737
Cash and Cash Equivalents                                             4,236                     11,119
Restricted Cash                                                      11,126                      9,827
Receivables-Net                                                      10,582                      8,413
Investment in Unconsolidated Subsidiaries                             3,617                      3,650
Other Assets                                                         23,979                     22,469
                                                            ---------------                -----------
Total                                                       $       990,454                $ 1,035,015
                                                            ===============                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable and Other Liabilities                      $        25,100                $    29,224
Tenant Security Deposits                                              2,569                      2,606
Notes Payable                                                       406,530                    400,410
Line of Credit Advances                                             157,392                    138,420
                                                            ---------------                -----------

Total Liabilities                                                   591,591                    570,660
                                                            ---------------                -----------

Commitments and Contingencies

Minority Interest                                                    24,536                     66,350
                                                            ---------------                -----------

Stockholders' Equity:
Preferred Stock, Par Value $.01/share, 5,000,000 Shares
    Authorized, 4,800,000 Shares Designated as Series
    1997-A Convertible Preferred, 2,800,000 Shares
    Outstanding at December 31, 1999                                     --                         28
Preferred Stock, Par Value $0.01/share, 10,000,000 Shares
    Authorized, 4,800,000 Shares designated as Series 2000-C
    Convertible Preferred, 4,400,000 Shares outstanding at
    September 30, 2000                                                   44                         --
Common Stock, Par Value $.01/share, 90,000,000 Shares
    Authorized, 32,329,622 and 32,273,546 Shares
    Outstanding at September 30, 2000 and
    December 31, 1999, respectively                                     323                        323
Paid in Capital in Excess of Par                                    568,250                    528,811
Dividends Paid in Excess of Net Income                             (194,290)                  (131,157)
                                                            ---------------                -----------
Total Stockholders' Equity                                          374,327                    398,005
                                                            ---------------                -----------

Total                                                       $       990,454                $ 1,035,015
                                                            ===============                ===========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                       2000           1999             2000           1999
                                                    ------------   -----------      ------------   -----------
REVENUES

Rents                                                 $ 30,232       $ 29,104       $  89,277       $  95,995
Fee Income                                                 893          2,092           3,046           4,058
Interest and Other                                         330            355           1,301           1,002
                                                      --------       --------       ---------       ---------

Total Revenues                                          31,455         31,551          93,624         101,055
                                                      --------       --------       ---------       ---------

EXPENSES

Interest                                                11,310          9,188          32,019          28,996
Rental Operating                                         9,663          8,897          28,530          27,812
General and Administrative                               4,090          2,242           8,794           5,901
Litigation                                                 977           --             3,613            --
Costs Associated with Unsolicited Proposal and
    Pursuit of Strategic Alternatives                    3,320          1,797           4,642           2,672
Restructuring Charge                                     2,144           (147)          2,144           1,353
Abandoned Acquisition Costs                               --             --              --               748
Impairment Write-Off                                    32,330          1,000          32,330           2,200
Depreciation and Amortization                            6,567          6,188          19,960          19,668
                                                      --------       --------       ---------       ---------
Total Expenses                                          70,401         29,165         132,032          89,350
                                                      --------       --------       ---------       ---------
Income (Loss) From Operations Before Income from
    Unconsolidated Subsidiaries, Minority
    Interest, Gain on Sales of Real Estate and
    Cumulative Effect of Change in Accounting
    Principle                                          (38,946)         2,386         (38,408)         11,705
Income from Unconsolidated Subsidiaries                     41            204             117             646
Minority Interest                                          607         (1,567)         (1,404)         (3,950)
Gain on Sales of Real Estate                               832          9,499           1,226           9,499
                                                      --------       --------       ---------       ---------
Net Income (Loss) Before Cumulative Effect
     of Change in Accounting Principle                 (37,466)        10,522         (38,469)         17,900
Cumulative Effect of Change in Accounting
     Principle                                            --             --              --            (1,866)
                                                      --------       --------       ---------       ---------
Net Income (Loss)                                     $(37,466)      $ 10,522       $ (38,469)      $  16,034

Dividends Paid to Preferred Stockholders                (1,667)        (1,400)         (4,467)         (4,200)
                                                      --------       --------       ---------       ---------
Income (Loss) Available to Common Stockholders        $(39,133)      $  9,122       $ (42,936)      $  11,834
                                                      ========       ========       =========       =========

BASIC AND DILUTED EARNINGS PER SHARE
Net Income (Loss) Before Cumulative Effect of
    Change in Accounting Principle                    $  (1.21)      $   0.28       $   (1.33)      $    0.43
Cumulative Effect of Change in Accounting
      Principle                                           --             --              --             (0.06)
                                                      --------       --------       ---------       ---------
Net Income (Loss)                                     $  (1.21)      $   0.28       $   (1.33)      $    0.37
                                                      ========       ========       =========       =========

See the Accompanying Notes

                                    BURNHAM PACIFIC PROPERTIES, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                             (IN THOUSANDS)
                                               (UNAUDITED)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                   2000                1999
                                                                -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                $(38,469)            $ 16,034
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization                                    20,935               20,795
  Impairment Write-off                                             32,330                2,200
  Gain on Sales of Real Estate                                     (1,226)              (9,499)
  Cumulative Effect of Change in Accounting Principle                --                  1,866
  Abandoned Acquisitions Costs                                       --                    748
  Restructuring Charge                                              2,144                  371
  Provision for Bad Debt                                              785                  627
  Common Stock - Directors' Fees                                      115                  192
  Stock Options - Compensation Expense                                200                  201
  Minority Interest                                                 1,404                3,950
  Income from Unconsolidated Subsidiaries                             (98)                (646)
Changes in Other Assets and Liabilities:
   Receivables and Other Assets                                    (5,926)             (10,363)
   Accounts Payable and Other Liabilities                          (1,264)             (20,541)
   Tenant Security Deposits                                           (37)                (417)
                                                                 --------             --------
Net Cash Provided by Operating Activities                          10,893                5,518
                                                                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
   Capital Expenditures                                           (34,331)             (55,659)
Reimbursement of Development Costs                                    100                7,450
Proceeds from Sales of Real Estate                                 21,567               44,726
Investment in Unconsolidated Subsidiaries                             (95)              (1,153)
                                                                 --------             --------
Net Cash Used for Investing Activities                            (12,759)              (4,636)
                                                                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Line of Credit Agreements                         35,469               17,000
Repayments under Line of Credit Agreements                        (16,497)             (27,917)
Principal Payments of Notes Payable                                (8,226)              (4,407)
Borrowings under Notes Payable                                     14,346               30,945
Restricted Cash                                                    (1,299)              (2,445)
Dividends Paid                                                    (24,667)             (29,448)
Issuance of Stock-Net                                                --                     43
Distributions Made to Minority Interest Holders                    (4,143)              (4,437)
                                                                 --------             --------
Net Cash Provided by (Used for) Financing Activities               (5,017)             (20,666)
                                                                 --------             --------
Net Decrease in Cash and Cash Equivalents                          (6,883)             (19,784)
Cash and Cash Equivalents at Beginning of Period                   11,119               20,873
                                                                 --------             --------
Cash and Cash Equivalents at End of Period                       $  4,236             $  1,089
                                                                 ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
Cash Paid During Nine Months for Interest                        $ 21,139             $ 31,972
                                                                 ========             ========


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 30, 2000, DECEMBER 31, 1999, AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

         Common dividends of $3,232,404 ($.10 per share) were paid on September 29, 2000 to common stockholders of record as of September 19, 2000.

         Preferred dividends of $1,667,000 ($0.50 per share) were paid on September 29, 2000 to preferred stockholders.

         Accounts Receivable is net of an allowance for doubtful accounts of approximately $3,195,000 and $3,311,000 at September 30, 2000 and December 31, 1999, respectively.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" was issued. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including contingent rental income. Rents that are based on tenant's sales and are paid after reaching a sales threshold are contingent rental revenues under SAB
         101. Under SAB 101, contingent rental income from tenants should be recognized as revenue only after the tenants exceed their sales threshold as opposed to accruing the rental income evenly over the year. During June 2000, the SEC delayed the effective date of SAB 101. The Company will be required to adopt SAB 101 in the fourth quarter of 2000. If the Company had reversed the percentage rent for the tenants which had not exceeded their sales breakpoint by September 30, 2000, revenues for the three and nine month periods ended September 30, 2000 would have been reduced by approximately $120,000 and $297,000, respectively, and by $108,000 and $335,000 for the three and nine month periods ended September 30, 1999, respectively.

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

                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                         September 30,
                                                 2000          1999                   2000              1999
                                             ------------   ------------            --------          --------
Numerator:
Net Income (Loss)                              $(37,466)         $ 10,522          $(38,469)         $ 16,034
Less:
Dividends Paid to Preferred Stockholders         (1,667)           (1,400)           (4,467)           (4,200)
                                               --------          --------          --------          --------
Income (Loss) Available to Common
   Stockholders for Basic and Diluted
   Earnings Per Share                          $(39,133)         $  9,122          $(42,936)         $ 11,834
                                               ========          ========          ========          ========

Denominator:
Shares for Basic Earnings Per Share -
  weighted average shares outstanding            32,330            32,063            32,308            31,993
Effect of Dilutive Securities:
Stock Options                                      --                  17              --                  15
                                               --------          --------          --------          --------
Shares for Diluted Earnings Per Share            32,330            32,080            32,308            32,008
                                               ========          ========          ========          ========

Basic and Diluted Earnings Per Share           $  (1.21)         $   0.28          $  (1.33)         $   0.37
                                               ========          ========          ========          ========
Diluted Earnings Per Share                     $  (1.21)         $   0.28          $  (1.33)         $   0.37
                                               ========          ========          ========          ========

         In 2000 and 1999, dividends and shares from conversion of Preferred Stock and minority interest expense and shares issuable upon the redemption of units of limited partnership of Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") units were excluded from the diluted earnings per share calculations because they were anti-dilutive.

4.       REAL ESTATE

         Real Estate is summarized as follows (in thousands):

                                                  September 30, 2000            December 31, 1999
                                                  ------------------            -----------------
         Retail Centers                           $       884,940                $   912,543
         Retail Centers Under Development                  93,241                     87,397
         Office/Industrial Buildings                         --                       29,333
         Other                                              4,012                      7,021
                                                  ---------------                -----------
         Total Real Estate                                982,193                  1,036,294
         Accumulated Depreciation                         (74,940)                   (65,494)
                                                  ---------------                -----------
         Real Estate-Net                          $       907,253                $   970,800
                                                  ===============                ===========

         The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment to its real estate properties. During the third quarter of fiscal 2000, the Company recorded a non-cash charge of $32,330,000 for impairment of certain real estate properties in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment charge was based upon a comprehensive review of all 57 of the Company's properties taking into account the Company's intention to have shareholders vote to approve a Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation"), the Company's implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions. As such, the carrying values of 11 properties were written down to the Company's estimates of fair value. Fair value was based on recent offers, or other estimates of fair value, such as discounted future cash flow. Accordingly, the actual results could vary significantly from such estimates.

         In addition, if the Plan of Liquidation is approved by the shareholders, the Company will change to the liquidation basis of accounting from the historical cost basis. Assets will be valued at their estimated net realizable amounts and liabilities will be stated at estimated amounts to be paid. Adjustments to convert from the going-concern (historical cost) basis to the liquidation basis will be based upon recent offers, actual sales and third-party appraisals, of the Company's properties.

         On July 31, 2000, the Company sold the Scripps Ranch office building for approximately $5,550,000, resulting in a gain of approximately $556,000. Net proceeds were used to reduce outstanding indebtedness under the Company's secured credit facility (the "GE Facility") with CMF Capital Company LLC (a subsidiary of General Electric Capital Corporation) and for general working capital purposes.

         On August 16, 2000, the Company sold its leasehold interest in the Bear Creek shopping center for approximately $3,500,000, resulting in a gain of approximately $88,000. Net proceeds were used to reduce outstanding indebtedness under the GE Facility and for general working capital purposes.

         On August 28, 2000, the Company sold the Santee Village Square shopping center for approximately $6,525,000, resulting in a gain of approximately $188,000. Net proceeds were used to reduce outstanding indebtedness under the GE Facility and for general working capital purposes.

         During the three months ended September 30, 2000, approximately $29,661,000 of Real Estate was classified as Real Estate Held for Sale due to the Company's intention to sell the Design Market Shopping Center and the Anacomp office building.

5.       SERVICE CORPORATION SUBSIDIARY

         Until September 2000, the Company was party to an agreement with the State of California Public Employees' Retirement System ("CalPERS") pursuant to which the Company was eligible to earn asset management, leasing, acquisition, and disposition fees. Although this agreement has terminated, it was originally thought to be possible that the fee income that could be earned through this arrangement might approach or exceed 5% of its gross revenues for calendar year 2000. In order to maintain the Company's status as a REIT it was necessary for the Company to assign to BPP Services, Inc., a Maryland corporation, its rights and obligations to perform asset management services and leasing services in connection with the agreement with CalPERS and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. In order to satisfy the REIT provisions of the Internal Revenue Code, in calendar year 2000 the Company may not, directly or indirectly, own more than 10% of the voting stock in BPP Services, Inc. Accordingly, the Operating

         Partnership owns 1% of the outstanding voting stock of BPP Services, Inc. The senior executive officers of the Company either own or have the right to acquire from certain former executives of the Company the remaining 99% of the outstanding voting stock. However, including the shares of non-voting stock, the Operating Partnership owns 95% of the outstanding equity and economic interest in BPP Services, Inc. and the Senior executive officers either own or have the right to acquire from certain former executives of the Company the remaining 5% interest.

         On September 30, 2000 CalPERS exercised its right under the joint venture agreement between CalPERS and the Company to terminate the Company's role as managing memeber of BPP Retail, LLC. As a result, the Company is no longer engaged in fee generating asset management, leasing, acquisition and disposition activity under this arrangement. Therefor, the need for a separate service corporation no longer exists. The Company expects that BPP Services, Inc. will be either liquidated or merged into the Operating Partnership on or prior to December 31, 2000.

6.       SEGMENT INFORMATION

         The Company historically had two reportable segments: Retail Operating properties and Office/Industrial properties. The Company focuses its investments on retail shopping centers located in major metropolitan areas. As of September 30, 2000, the Company owns interests in 57 retail operating properties, of which 56 are operational and one of which is being developed. The Company also owned one office building which was sold on October 27, 2000. For the three months ended September 30, 2000 and 1999, no tenant of the Company accounted for 10% or more of the total revenues of the Company.

         The Company evaluates the performance of its assets within these segments based on the net operating income of the respective property. Net operating income is calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment is as follows (in thousands):

-----------------------------------------------------------------------------------------------------
                                                         Retail            Office              Total
-----------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2000:
Rental Revenues                                        $ 29,630           $  602              $30,232
Net Operating Income                                   $ 19,987           $  582              $20,569

Nine Months Ended September 30, 2000:
Rental Revenues                                        $ 87,257          $ 2,020              $89,277
Net Operating Income                                   $ 58,798          $ 1,949              $60,747

-----------------------------------------------------------------------------------------------------
                                                         Retail              Office              Total
-----------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1999:
Rental Revenues                                        $ 27,210           $ 1,894              $29,104
Net Operating Income                                   $ 18,534           $ 1,673              $20,207

Nine Months Ended September 30, 1999:
Rental Revenues                                         $ 90,312          $ 5,683             $ 95,995
Net Operating Income                                    $ 63,140          $ 5,043             $ 68,183
                                                        ----------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                       SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                                       ------------------          -----------------
        Retail Real Estate                                      $ 978,181                 $  999,940
        Office Real Estate                                          -                         29,333
                                                                ---------                 ----------
        Total Real Estate                                       $ 978,181                 $1,029,273
                                                                =========                 ==========

The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the periods presented (in thousands):

                                                             Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                        ----------------------------   --------------------------------
                                                            2000           1999            2000             1999
                                                        --------------  ------------   -------------   ----------------
REVENUES:
Total Rental Revenues for Reportable Segments          $ 30,232          $ 29,104      $  89,277        $  95,995
Fee Income                                                  893             2,092          3,046            4,058
Interest Revenue                                            330               355          1,301            1,002
                                                       --------          --------      ---------        ---------
   TOTAL CONSOLIDATED REVENUES                         $ 31,455          $ 31,551      $  93,624        $ 101,055
                                                       ========          ========      =========        =========

NET OPERATING INCOME:
Total Net Operating Income for Reportable Segments     $ 20,569          $ 20,207      $  60,747        $  68,183
Additions:
   Interest and Other Revenue                               330               355          1,301            1,002
   Fee Income                                               893             2,092          3,046            4,058
   Income from Unconsolidated Subsidiaries                   41               204            117              646
   Gain on Sales of Real Estate                             832             9,499          1,226            9,499
                                                       --------          --------      ---------        ---------
Total Additions                                           2,096            12,150          5,690           15,205
Deductions:
   Interest Expense                                      11,310             9,188         32,019           28,996
   General and Administrative Expenses                    4,090             2,242          8,794            5,901
   Litigation Expense                                       977              --            3,613             --
   Restructuring Charge                                   2,144              (147)         2,144            1,353
   Abandoned Acquisition Costs                             --                --             --                748
   Costs Associated with Unsolicited Proposal and
      Pursuit of Strategic Alternatives                   3,320             1,797          4,642            2,672
   Impairment Write-Off                                  32,330             1,000         32,330            2,200
   Depreciation and Amortization                          6,567             6,188         19,960           19,668
   Minority Interest                                       (607)            1,567          1,404            3,950
                                                       --------          --------      ---------        ---------
Total Deductions                                         60,131            21,835        104,906           65,488

Net Income (Loss) Before Cumulative Effect of Change
in Accounting Principle                                $(37,466)         $ 10,522      $ (38,469)       $  17,900
Cumulative Effect of Change in Accounting Principle        --                --             --             (1,866)
                                                       --------          --------      ---------        ---------
Net Income (Loss)                                      $(37,466)         $ 10,522      $ (38,469)       $  16,034
                                                       ========          ========      =========        =========


The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at September 30, 2000 and December 31, 1999 (in thousands):

                                                    SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                    ------------------        -----------------
Total Real Estate for Reportable Segments                $ 978,181               $ 1,029,273
Other Real Estate                                            4,012                     7,021
                                                         ---------               -----------
Total Real Estate                                        $ 982,193               $ 1,036,294
Less Accumulated Depreciation                              (74,940)                  (65,494)
                                                         ---------               -----------
Real Estate, Net                                           907,253                   970,800
Other Assets                                                83,201                    64,215
                                                         ---------               -----------
Consolidated Assets                                      $ 990,454               $ 1,035,015
                                                         =========               ===========


Other real estate includes assets related to the corporate offices of the Company, which are not included in segment information.

7.       RESTRUCTURING

         The Company recorded a restructuring reserve in the first quarter of 1999 as a result of the decision to outsource the property management function. In the third quarter of 2000, a restructuring reserve was recorded as a result of the termination of the CalPERS joint venture (BPP Retail, LLC). The following paragraphs describe the restructuring reserves in detail.

         OUTSOURCING PROPERTY MANAGEMENT

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

         During the quarter ended September 30, 1999, the Company completed the hiring of its third party providers, its planned reduction in workforce and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of reserve during the quarter ended September 30, 1999. The remaining reserve for office closures ($269,000) represents future obligated lease payments for corporate offices which were closed, offset by future receipts for sub-leases entered into with the Company for the related closed office spaces. The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it and the portion of the reserve reversed as of September 30, 2000:


                                                  Reserve for Outsourcing to Third Party Property Managers
                                             --------------------------------------------------------------------
                                                Original                                          Reserve as of
                                              Restructuring     Expenditures        Reserve       September 30,
                                                 Reserve          Applied          Reversed            2000
                                             --------------    -------------     ------------     ----------------
         Personnel related costs                 $ 750,000       $ (630,000)      $ (120,000)        $        -
         Office closures                           500,000         (331,000)         100,000            269,000
         Write-off of furniture and
         equipment                                 250,000         (123,000)        (127,000)                 -
                                                ----------      -----------       ----------         ----------
                 Total                          $1,500,000      $(1,084,000)      $ (147,000)        $  269,000
                                                ==========      ===========       ==========         ==========


         TERMINATION OF BPP RETAIL, LLC.
         On September 30, 2000, CalPERS exercised its right under the joint venture agreement between CalPERS and the Company to terminate the Company's role as managing member of BPP Retail, LLC, as described in note 9 below. As a result, the Company laid off 42 employees, completely closed two offices, and reduced the size of two other offices. The Company estimated and recorded in the third quarter of 2000 a restructuring charge of approximately $2,144,000. This charge consisted of personnel related costs

         ($1,565,000), the closing of certain corporate offices and the write-off of furniture and equipment net of expected sales proceeds ($579,000). The following table reflects the composition of the Company's restructuring reserve, and the expenditures applied against it as of September 30, 2000:


                                                            Reserve for terminating BPP Retail, LLC
                                                      ----------------- ---------------- -----------------
                                                          Original                        Reserve as of
                                                       Restructuring     Expenditures     September 30,
                                                          Reserve           Applied            2000
                                                      --------------     ------------     ----------------
                  Personnel related costs                $1,565,000        $       -         $ 1,565,000
                  Office closures, write off of
                  furniture and equipment                   863,000         (863,000)                  -
                  Expected sales proceeds                  (284,000)               -            (284,000)
                                                         ----------        ---------        ------------
                          Total                           $2,144,000       $(863,000)       $ 1,281,000
                                                          ==========       =========        ===========


8. COSTS ASSOCIATED WITH UNSOLICITED PROPOSAL AND PURSUIT OF STRATEGIC ALTERNATIVES, AND ADOPTION OF PLAN OF LIQUIDATION

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

         On July 23, 1999, after an extensive evaluation of the Schottenstein proposal and after consultation with its financial advisor, Goldman, Sachs & Co., the Company's Board of Directors concluded that it would not be in the best interest of the Company's Common Stockholders to accept the proposal and unanimously voted to reject Schottenstein's proposal.

         On November 12, 1999, the Company announced that its Board of Directors had instructed management and Goldman, Sachs & Co. to actively pursue a full range of strategic alternatives in order to maximize stockholder value. The Company also announced that it had commenced the active marketing of certain properties to provide additional liquidity and financial flexibility.

         On February 21, 2000, the Company announced that it had completed the initial phase of this process. In this regard, the Company entered into numerous confidentiality agreements with potential bidders.

         On May 10, 2000, after extensive negotiations and exchanges of information with potential bidders, the Company received bids from two interested parties to purchase the entire Company contingent upon certain conditions.

         On July 7, 2000, the final remaining bidder submitted an offer to purchase the entire Company subject to several potential adjustments. On July 14, 2000, after extensive discussions and after consulting with its management and its financial advisor, the Board of Directors rejected the offer and instructed management and its financial advisor to engage in negotiations to improve the offer price and the terms and conditions of the offer. The Board also instructed management to finalize a plan of reorganization and a plan of liquidation for its review.

         On August 7, 2000, the Company announced that, in connection with the Company's pursuit of its strategic alternatives, the Company and its preferred stockholders that are affiliates of Westbrook Partners had entered into an agreement pursuant to which Westbrook agreed to suspend any rights that it may have as a result of its purported election to exercise a right to a Change of Control Preference under the terms of the Company's Series 1997-A Convertible Preferred Stock. If valid, the election of a Change of Control Preference would have the effect of prohibiting the Company from making distributions to the holders of the Company's Common Stock until Westbrook's Preferred Stock has been redeemed. The Company does not agree with the position taken by Westbrook, but the parties did not believe that it was necessary to resolve the matter at that time given that the Company's Board of Directors had not concluded its review of the Company's strategic alternatives. Additionally, pursuant to the agreement, the Company agreed that Westbrook may in the future revive the rights it has, if any, as a result of the election and Westbrook agreed that the Company shall be entitled to the rights and defenses it has, if any, with respect to the election.

         On August 8, 2000, after a review of the Company's strategic alternatives and after consulting with its management and its financial advisor, with respect to the last bid submitted for the entire Company, the Board rejected the last remaining bidder's revised non-contingent bid. The Board then determined that a plan of liquidation would better maximize stockholder value than any other alternative, including a reorganization of the Company or continuing operations of the Company.

         On August 13, 2000, the Operating Partnership and the Company entered into an agreement with certain of the Operating Partnerhip's preferred unitholders, Blackacre SMC Master Holdings, LLC ("Blackacre"), pursuant to which Blackacre would be treated as if it had submitted a notice to the Operating Partnership electing to exercise its right to a Change of Control Preference under the terms of the Operating Partnership Agreement and such notice would be suspended, but, like Westbrook, Blackacre could elect to revive the election to receive the Change in Control Preference. If valid, the election of a Change of Control

         Preference would have the effect of prohibiting the Company from making distributions to the holders of the Company's common units until Blackacre's preferred units have been redeemed. Additionally, pursuant to the agreement, the Company and the Operating Partnership agreed that Blackacre may in the future revive the rights it has, if any, as a result of the election and Blackacre agreed that the Company and the Operating Partnership shall be entitled to the rights and defenses each has, if any, with respect to the election.

         On August 14, 2000, Schottenstein, certain affiliates of Schottenstein, and Michael L. Ashner and Susan Ashner (collectively, the "SA Group") issued a press release announcing, among other things, that together they would nominate a slate of directors for election at the Annual Meeting to pursue a liquidation of the Company.

         On August 15, 2000, the Company announced that the Board of Directors intended to adopt a plan of liquidation and planned to have the Company retain a third party to oversee and manage the liquidation process. The Company also announced that it had reached an agreement in principle with Westbrook and Blackacre that they would support the Board's decision to develop a plan of liquidation.

         On August 31, 2000, the Board of Directors adopted the Plan of Liquidation, subject to approval by the Company's stockholders, and after extensive negotiations, the Company, the Operating Partnership, Westbrook and Blackacre entered into an Exchange Agreement. Pursuant to the Exchange Agreement, Westbrook and Blackacre exchanged their respective preferred Operating Partnership units for the same number of shares of Series 1997-A Preferred Stock, and then Westbrook exchanged 2,800,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Convertible Preferred Stock
         (the "Preferred Stock") and Blackacre exchanged 1,600,000 shares of Series 1997-A Preferred Stock for the same number of shares of Preferred Stock. The Exchange Agreement and the terms of the Preferred Stock gave the holders of the Preferred Stock the right to receive an amount equal to the Change of Control Preference from the net proceeds of sales of assets as part of the Plan of Liquidation and to require the Company to redeem the Preferred Stock in any event on or after September 30, 2001 for the amount of the Change of Control Preference (i.e. an aggregate amount equal to $126,000,000 plus accrued dividends and distributions, plus 5% of any accrued and due dividends and distribution). In addition to other rights, the holders of the Preferred Stock were granted the right as a separate group to elect two directors to the Company's Board of Directors at any time after the date of the agreement. Presently, the holders of Preferred Stock have not elected directors. The Exchange Agreement also permitted the Company to pay ordinary dividends to holders of shares of Common Stock through the first quarter of 2001, provided that such dividends are paid out of "operating cash" (as defined in the Exchange Agreement), in an amount not exceeding the average quarterly dividend or distribution paid to the holders of shares of Common Stock for the four fiscal quarters immediately preceding the date of the Exchange Agreement, and after payment of all accrued dividends and accrued distributions owing to the Preferred Stockholders as of the date of such quarterly dividend.

         On September 5, 2000, the Company entered into a Purchase and Sale Agreement with The Prudential Insurance Company of America for the sale of fifteen of the Company's properties for a gross purchase price of approximately $356,000,000, consisting of approximately $183,000,000 in cash and the assumption of approximately $173,000,000 of liabilities.

         On September 10, 2000, after negotiating bids from several potential liquidation agents, the Company entered into an agreement with DDR Real Estate Services Inc. ("DDRRES") pursuant to which DDRRES agreed to act as a liquidation agent on behalf of the Company with respect to its remaining assets.

         On September 11, 2000, the Company entered into an agreement with the SA Group pursuant to which, among other things, the Company and the SA Group granted each other mutual general releases and the SA Group agreed to dismiss the pending litigation in the United States District Court for the District of Maryland. The Company elected Jay L. Schottenstein and Michael L. Ashner to the Company's Board of Directors and appointed Mr. Schottenstein to serve as Co-Chairman of the Board of Directors. The SA Group agreed to vote their shares in favor of the Plan of Liquidation and for the Company's nominees for director. The Company agreed to allow the SA Group to purchase up to 19.9% of the Company's Common Stock under the Company's Shareholder Rights Plan, subject to the Company's continued qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. To reimburse the SA Group for expenses incurred in connection with its litigation and to settle such litigation, the Company agreed to pay the SA Group $1,000,000 and to pay the SA Group an additional $1,500,000 when and if the Preferred Stock was redeemed.

         Also on September 11, 2000, the Company and the Preferred Stockholders entered into a letter agreement pursuant to which, among other things, the Preferred Stockholders consented to the agreement with the SA Group and agreed to support and vote for the SA Group's nominees to serve on the Company's Board of Directors. Under the letter agreement, the Company agreed to allow each of Westbrook, Blackacre and Morgan
         Stanley Dean Witter & Co. and its affiliates to purchase up to 19.9% of the Company's Common Stock under the Company's Shareholder Rights Plan, and to take such action as is necessary to exempt such ownership from certain limitations set forth in the Company's Charter, subject to the Company's continued qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company also agreed that on and after the date on which no shares of Preferred Stock remain outstanding, it would expand the Board of Directors by one, elect Curtis Greer to fill the vacancy created by such expansion and nominate Mr. Greer or such other person holding that Board seat for election to the Board at any subsequent meeting of the stockholders at which Directors are to be elected.

         On September 19, 2000, the Company entered into a Purchase and Sale Agreement with GMS Realty, LLC for the sale of 19 of the Company's properties for a gross purchase price of approximately $305,000,000 consisting of $167,000,000 in cash and the assumption of $138,000,000 of liabilities. On October 17, 2000, GMS terminated the agreement and the Company returned GMS' escrow deposit of $5,000,000.

         In connection with the evaluation of the Schottenstein proposal, the Company's pursuit of all of its strategic alternatives, the Company's negotiations and consummations of agreements with the SA Group and its Preferred Stockholders, the Company's adoption and implementation of the Plan of Liquidation and the Company's defending against certain litigation incidental to the foregoing, the Company has incurred, and expects that it will continue to incur, significant costs for financial, advisory, legal and other services. For the quarter ended September 30, 2000, the Company incurred approximately $3,320,0000 of these related costs.

9.       JOINT VENTURE WITH CALPERS

         During 1998, the Operating Partnership and CalPERS formed BPP Retail, LLC ("BPP Retail") to acquire neighborhood, community, promotional, and specialty shopping centers in the western United States. In December of 1999, the Company and CalPERS made certain modifications to the joint venture agreement. As part of the modifications, the Company exchanged substantially all of its equity interest in BPP Retail for consideration having a total value of approximately $39,400,000. The Company continued to serve as the managing member of BPP Retail and was entitled to receive fees for asset management, leasing, acquisition, and disposition activities, but was no longer eligible for the incentive fee attributable to increases in asset values.

         On September 30, 2000, CalPERS exercised its right under the joint venture agreement between CalPERS and the Company to terminate the Company's role as managing member of BPP Retail, LLC.

10.      SECURITIES

         At September 30, 2000, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating to an aggregate of $202,144,000 of registered and unissued debt and equity securities.

         During the three months ended March 31, 2000, 40,000 units of the Operating Partnership, of which the Company is the general partner, were tendered for redemption by the holders thereof and the Company issued 40,000 shares of common stock in exchange therefor. No units were tendered for redemption during the three months ended June 30, 2000 or September 30, 2000.

         In the quarter ended March 30, 2000, the Operating Partnership received notice to redeem 12,600 limited partnership units of BPP/Marin, L.P. for approximately $125,000. These units were redeemed in the quarter ended June 30, 2000.

11.      CONTINGENCIES

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

         On February 7, 2000, a derivative lawsuit was filed in the Superior Court of California, County of San Diego, by a purported shareholder, asserting claims on behalf of the Company. On May 2, 2000, the plaintiff filed an amended complaint. The amended complaint contains claims similar to those asserted in the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and certain of its current and former officers. It also names the Company as a nominal defendant. The Company believes that the plaintiff has not complied with the requirements for bringing a derivative action, and has filed a motion asking the Court to dismiss the suit. That motion is pending.

         On June 14, 2000, Schottenstein Stores Corporation and certain of its affiliates (the "Schottenstein Group") commenced an action against the Company and certain of its directors in the United States District Court for the District of Maryland. The complaint in the Maryland action alleged that the Company and its directors violated their fiduciary duties by inter alia, continuing the date of the annual meeting of stockholders to October 18, 2000, adopting a shareholder rights agreement, failing to adequately respond to plaintiff's prior acquisition proposal, and adopting certain severance and other compensation arrangements. On July 31, 2000, the Company and its directors filed a Motion to Dismiss all claims in the litigation. On September 11, 2000, the Company entered an agreement with the Schottenstein Group pursuant to which, among other things, the Company and the Schottenstein Group granted each other mutual general releases and the Schottenstein Group agreed to dismiss the pending litigation in the United States District Court for the District of Maryland.

         On August 9, 2000, a complaint was filed in San Diego Superior Court. The suit was purportedly brought on behalf of the Company as a derivative action and simultaneously on behalf of the Company's shareholders as a class action. The complaint appears to raise similar issues to those raised by the prior-filed class action and derivative lawsuits described above. The Company believes the complaint is without merit and intends to vigorously defend against such complaint.

         Also in 1999, a lawsuit was filed against the Company by a tenant of a Company-owned property. The complaint alleges, among other things, misrepresentation regarding the use of that property. On July 31, 2000, a jury in San Francisco, California, returned a verdict against the Company for breach of contract and misrepresentation. The jury awarded the tenant of a Company-owned property out-of-pocket losses, and separately awarded the tenant future lost profits. The Company challenged the award for net lost profits as duplicative. The Court has ruled against the Company and has confirmed the lost profit judgment. The judgment ultimately will include an additional sum for partial reimbursement of the tenant's attorneys' fees and costs. After judgment was entered, the Company sought to modify or vacate the judgment, both of which motions were denied by the Court. The Company may appeal. During the three and nine months ended September 30, 2000, the Company accrued and incurred litigation expenses of $977,000 and $3,613,000, respectively related to this lawsuit. There can be no assurance as to the final outcome of any appeals. The Company may incur additional expenses in future periods depending on its decision regarding an appeal.

         The Company is also subject to other legal proceedings and claims that arise may in the ordinary course of its business. The Company's management believes that the outcome of such other ordinary legal proceedings and claims will not have a material adverse effect on the Company's financial statements or its business.

12.      SUBSEQUENT EVENTS

         On October 27, 2000, the Company sold the Anacomp office building for approximately $21,300,000, resulting in a gain of approximately $1,614,000. Proceeds were used to reduce borrowings under the GE Facility.

13.      ADOPTION OF PLAN OF LIQUIDATION AND RELATED ASSET SALES

         On August 31, 2000, the Company's Board of Directors adopted a plan the Plan of Liquidation. The Plan of Liquidation contemplates the orderly sale of the Company's assets for cash or cash equivalents and the payment of (or provision for) the Company's liabilities and expenses, including the establishment of a reserve to fund the Company's contingent liabilities. The principal purpose of the Plan of Liquidation is to maximize stockholder value by liquidating the Company's assets and distributing the net proceeds of the liquidation to the holders of the Company's Preferred Stock and the Company's Common Stock. The Company entered into three agreements to further this objective, two of which are currently in effect.

         PRUDENTIAL AGREEMENT

         On September 5, 2000, the Company entered into a Purchase and Sale Agreement (the "Prudential Agreement") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential has agreed to acquire 15 of the Company's properties for a gross purchase price of approximately $356,000,000, consisting of approximately $183 million in cash and the assumption of approximately $173 million of liabilities. Closings will occur for a property as the conditions are satisfied for that property.

         Under the Prudential Agreement, the purchaser of the 15 properties is Prudential. However, the Prudential Agreement permits the assignment of the agreement by Prudential to a joint venture comprised of Prudential, Developers Diversified Realty Corporation and/or Coventry Real Estate Partners, Ltd., which is an affiliate of Developers Diversified Realty Corporation. It is also currently anticipated that the right to purchase one of the properties will be assigned to Developers Diversified Realty Corporation or an affiliated entity to purchase on its own account. It is also currently anticipated that the right to purchase the remaining properties will be assigned to the Retail Value Investment Program, which is a joint venture among Developers Diversified Realty Corporation, Coventry Real Estate Partners, Ltd. and Prudential Real Estate Investors, which is an affiliate of Prudential.

         LIQUIDATION SERVICES AGREEMENT

         On September 10, 2000, the Company entered into an agreement (the "Liquidation Services Agreement") with DDR Real Estate Services Inc. ("DDRRES" or the "Liquidator") pursuant to which the Liquidator agreed to manage and oversee the liquidation process. The initial term of the Liquidation Services Agreement ends on October 17, 2002, subject to the unilateral right of the Company to extend the initial term for a period of six months upon 60 days prior written notice to the Liquidator. The Liquidator may request a six month extension from the Company upon the same 60 days prior notice, which request shall not be unreasonably denied by the Company.

         Subject to the terms of the agreement, the Liquidator will provide property, asset and construction management services and leasing services for all of the Company's properties other than those properties sold to Prudential or GMS Realty, LLC. As compensation for the property management services to be rendered by the Liquidator under the Liquidation Services Agreement, the Company agreed to pay the Liquidator a property management fee equal to four percent (4%) of the gross revenues received from the properties in consecutive monthly installments as and when such revenues are received. As compensation for the asset management services to be rendered by the Liquidator, the Company agreed to pay to the Liquidator an asset management fee equal to two percent (2%) of the gross revenues received from the properties in consecutive monthly installments as and when said gross revenues are received. In addition, if and to the extent that the liquidation results in liquidating distributions to the common stockholders of the Company in excess of $7.50 per share, the Liquidator shall be paid a disposition incentive fee equal to 10% of the amount by which the actual aggregate amount of the per share liquidating distributions to the common stockholders exceeds $7.50 per share. As compensation for its construction management services, the Liquidator shall receive a construction management fee equal to 5% of costs, excluding the cost of land, for all construction projects having aggregate costs of greater than $50,000. In addition, the Liquidator shall receive certain leasing fees as follows:

                  - for new leases, 6% of rent received for years 1 through 5; 3% of rent for years 6 through 10 (reduced to 5% and 2.5%, respectively, if no co-broker);

                  - for ground leases, 3% of rent received for years 1 through 5; 1.5% of rent for years 6 through 10;

                  -   for renewals, 50% of the amount of new lease commissions;
                  and

                  - the Liquidator is responsible for the payment of any third party brokerage commissions.

         The Liquidator commenced asset management of the properties and preparation for the transfer of property management and leasing services immediately upon the signing of the Liquidation Services Agreement. It is a condition precedent to the effectiveness of the Liquidation Services Agreement that the Company shall have obtained approval of the Plan of Liquidation from the stockholders of the Company. If the stockholders approve the Plan of Liquidation, the Company will transfer property management and leasing functions to the Liquidator pursuant to a schedule reasonably approved by the Company and the Liquidator. In consideration of performing such functions prior to stockholder approval, the Liquidator will receive a monthly fee, prorated for partial months, equal to $125,000 per month. The Liquidation Services Agreement gives the Company absolute discretion in approving sales of properties. In addition, the Liquidation Services Agreement provides the Company with the ability to pursue potential sales of properties on its own behalf and obligates the Liquidator to pursue such sales as the Company directs and not to interfere with any efforts of the Company in its own liquidation efforts. The Liquidation Services Agreement also provides the Company with the sole right to manage and coordinate the sales of properties pursuant to the Prudential Agreement.

         GMS AGREEMENT

         On September 19, 2000, an affiliate of the Company, BPP Golden State Acquisitions, LLC, entered into a Purchase and Sale Agreement with GMS Realty, LLC ("GMS") pursuant to which GMS would acquire 19 of the Company's properties for a gross purchase price of approximately $305,000,000, consisting of $167,000,000 in cash and the assumption of $138,000,000 in liabilities. Pursuant to the purchase agreement, GMS deposited $5,000,000 into escrow. On October 17, 2000, after conducting due diligence review GMS terminated the agreement and the Company returned GMS' escrow deposit of $5,000,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the footnotes to the Company's consolidated financial statements, contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "plan," and other similar expressions in this Form 10-Q that predict or indicate future events or trends or that do not relate to historical matters. The Company cannot assure the future results or outcomes of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. In addition, information concerning the following are forward-looking statements:

         -        implementation of our liquidation strategy;

         - possible or assumed future results of the Company's decision to adopt the plan of liquidation;

         - the completion, and the timing and cost of completion, of properties under development or redevelopment;

         -        the timing of lease-up and occupancy of properties;

         - the availability and timing of financing; and o cost, yield and earnings estimates.

Forward-looking statements should not be relied on because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause actual results, performance or achievements to differ materially from those express or implied by such forward-looking statements were disclosed in the Company's 1999 Annual Report on Form 10-K. The risk factors contained in that Form 10-K may not be exhaustive. Therefore, the information in that Form 10-K should be read together with other reports and documents that are filed by the Company with the SEC from time to time, including this quarterly report on Form 10-Q, which may supplement, modify, supersede or update those risk factors.

The Company's unaudited consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 1999 and the notes included in the Company's annual report on Form 10-K should be read in conjunction with the following discussion.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THE FOLLOWING PARAGRAPHS DESCRIBE THE MATERIAL CHANGES AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

Net income (loss) available to common stockholders for the three months ended September 30, 2000 was a net loss of $39,133,000 as compared to net income of $9,122,000 for the third quarter of 1999. The net loss for the third quarter of 2000 included a net gain on sales of real estate of $832,000, while net income for the third quarter of 1999 included a net gain on sales of real estate of $9,499,000. The 2000 and 1999 three-month periods were unfavorably impacted by costs of $3,320,000 and $1,797,000, respectively, associated with the Company's pursuit of its strategic alternatives. The 2000 three-month period was also unfavorably impacted by an impairment write-off of $32,330,000 taken in connection with the Company's recently announced plan to liquidate, a restructuring charge of $2,144,000 for severance and related costs for employees affected by the recently announced termination of the Company's joint venture with CalPERS, and litigation expenses of $977,000 related to a recent verdict against the Company in favor of a tenant. The 1999 three-month period was also unfavorably impacted by an impairment write-off of $1,000,000 related to the sale of an office building.

Total revenues decreased approximately $96,000. A decrease in rental income as a result of asset sales completed in the last three months of 1999 and the first nine months of 2000, and a decrease in management fee income, were partially offset by an increase in rental income from development and redevelopment projects.

Interest expense increased $2,122,000 primarily as a result of an increase in interest rates and higher costs associated with the refinancing of the Company's secured credit facility (the "GE Facility") with CMF Capital Company LLC (a subsidiary of General Electric Capital Corporation) in November 1999. Interest capitalized in conjunction with development and redevelopment projects was $1,403,000 in the third quarter of 2000, compared with $1,514,000 in the third quarter of 1999. Total debt outstanding at September 30, 2000 and the related weighted average interest rate were $563,922,000 and 8.05%, respectively (exclusive of $14,425,000 of fixed-rate mortgage debt in unconsolidated subsidiaries), compared with $575,852,000 and 7.37%, respectively, at September 30, 1999.

Rental operating expenses increased $766,000, primarily due to an increased level of expenses from development and redevelopment projects and an increased level of acquisition and asset management activity related to the Company's former joint venture with CalPERS, offset by reduced operating expenses resulting from 1999 asset sales.

General and administrative expenses increased $1,848,000, primarily as a result of a $1,625,000 severance expense related to the resignation of the Company's former Chief Executive Officer.

Depreciation and amortization expenses decreased $379,000. Decreases resulting from asset sales in 1999 were offset by the impact of portions of development and redevelopment projects being placed into service.

Income from unconsolidated subsidiaries decreased $163,000 as a result of the Company's December 1999 transfer to CalPERS of substantially all of its equity interest in BPP Retail, LLC.

Impairment Write-Off:

The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment to its real estate properties. During the third quarter of fiscal 2000, the Company recorded a non-cash charge of $32,330,000 for impairment of certain real estate properties in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment charge was based upon a comprehensive review of all 57 of the Company's properties taking into account the Company's intention to have shareholders vote to approve a Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation"), the Company's implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions. As such, the carrying values of 11 properties were written down to the Company's estimates of fair value. Fair value was based on recent offers, or other estimates of fair value, such as discounted future cash flow. Accordingly, the actual results could vary significantly from such estimates.

In addition, if the Plan of Liquidation is approved by the shareholders, the Company will change to the liquidation basis of accounting from the historical cost basis. Assets will be valued at their estimated net realizable amounts and liabilities will be stated at estimated amounts to be paid. Adjustments to convert from the going-concern (historical cost) basis to the liquidation basis will be based upon recent offers, actual sales and third-party appraisals, of the Company's properties.

The third quarter 2000 results were impacted by a gain on sales of real estate of $832,000 as follows:

On July 31, 2000, the Company sold the Scripps Ranch office building for approximately $5,550,000, resulting in a gain of approximately $556,000. Net proceeds were used to reduce outstanding indebtedness under the GE Facility and for general working capital purposes.

On August 16, 2000, the Company sold its leasehold interest in the Bear Creek shopping center for approximately $3,500,000, resulting in a gain of approximately $88,000. Net proceeds were used to reduce outstanding indebtedness under the GE Facility and for general working capital purposes.

On August 28, 2000, the Company sold the Santee Village Square shopping center for approximately $6,525,000, resulting in a gain of approximately $188,000. Net proceeds were used to reduce outstanding indebtedness under the GE Facility and for general working capital purposes.

During the three months ended September 30, 2000, approximately $29,661,000 of Real Estate was classified as Real Estate Held for Sale due to the Company's intention to sell the Design Market Shopping Center and the Anacomp office building.

THE FOLLOWING PARAGRAPHS DESCRIBE THE MATERIAL CHANGES AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

Net income (loss) available to common stockholders for the nine months ended September 30, 2000 was a net loss of $42,936,000 as compared to net income of $11,834,000 for the nine months ended September 30, 1999. The net loss for the 2000 nine-month period included a net gain on sales of real estate of $1,226,000, while net income for the 1999 nine-month period included a net gain on the sales of real estate of $9,499,000. The 2000 and 1999 nine-month periods were unfavorably impacted by costs of $4,642,000 and $2,672,000, respectively, associated with the Company's pursuit of its strategic alternatives. The 2000 nine-month period was also unfavorably impacted by the impairment write off of $32,330,000 taken in connection with the Company's recently announced plan to liquidate, the $2,144,000 restructuring charge related to the termination of the CalPERS joint venture and litigation expense totaling $3,613,000 related to a July 31, 2000 verdict against the Company in favor of a tenant. The 1999 nine-month period was also unfavorably impacted by a $1,353,000 restructuring charge related to the Company's decision to outsource its property management function to third-party providers, $748,000 in costs associated with the abandonment of certain prospective acquisition transactions, $2,200,000 in impairment write-offs related to the sales of two office buildings, and $1,866,000 recognized as the cumulative effect of a change in accounting principle.

Total revenues decreased $7,431,000 primarily as a result of asset sales in 1999, a decrease in lease termination fees of $1,582,000, and a decrease in management fees of $1,012,000.

Revenues for nine-months ended September 30, 2000 and 1999 would have been reduced by approximately $297,000 and $335,000, respectively, if the Company had adopted SAB 101.

Interest expense increased $3,023,000 primarily as a result of an increase in interest rates and higher costs associated with the refinancing of the GE Facility in November 1999. Interest capitalized in conjunction with development and redevelopment projects was $4,449,000 for the 2000 period, compared with $3,874,000 for the 1999 period.

Rental operating expenses increased $718,000 primarily due to an increased level of expenses from development and redevelopment projects placed into service, and the increased level of acquisition and asset management activity related to the Company's former joint venture with CalPERS, offset by reduced operating expenses resulting from 1999 asset sales.

General and administrative expenses increased $2,893,000 primarily as a result of the increased level of activity related to the Company's former joint venture with CalPERS and severance expenses totaling $1,875,000 relating to the resignation of the Company's former Chief Operating Officer and former Chief Executive Officer.

Depreciation and amortization expenses increased $292,000 as a result of the impact of portions of development and redevelopment projects being placed into service, partially offset by asset sales in 1999.

Income from unconsolidated subsidiaries decreased $529,000 as a result of the Company's December 1999 transfer to CalPERS of substantially all of its equity interest in BPP Retail, LLC.

Cumulative Effect of Change in Accounting Principle:

During the quarter ended March 31, 1999, the Company implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." The adoption of SOP 98-5 was reported as a cumulative effect of change in accounting principle and represents start-up and organization costs previously carried and amortized as other assets. These costs of approximately $1,866,000 represent unamortized costs related primarily to the Company becoming self-advised in 1991, the conversion to an "UPREIT" structure in 1997 and the formation of its joint venture with CalPERS in 1998.

Abandoned Acquisition Costs:

During the nine months ended September 30, 1999, the Company recorded a $748,000 charge related to the abandonment of transactions in process prior to the acquisition of a large portfolio of properties by the Company's joint venture with CalPERS.

Restructuring Charges:

OUTSOURCING OF PROPERTY MANAGEMENT FUNCTION:
 On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third party providers. The Company estimated and recorded in the first quarter of 1999 a restructuring charge of $1,500,000. The charge consisted of personnel related costs ($750,000), the closing of certain corporate offices ($500,000) and the write-off of furniture and equipment ($250,000).

During the quarter ended September 30, 1999, the Company completed the hiring of the third party providers, its planned reduction in workforce and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of reserve during the quarter ended September 30, 1999. The remaining reserve for office closures ($269,000) represents future obligated lease payments for corporate offices which were closed, offset by future receipts for sub-leases entered into with the Company for the related closed office spaces. The following table reflects the composition of such restructuring reserve, the expenditures applied against it and the portion of the reserve reversed as of September 30, 2000:


                                          Original                             Reserve
                                       Restructuring      Expenditures        Reversed           Reserve as of
                                          Reserve           Applied          /Increased        September 30, 2000
                                      --------------    ---------------      ------------      ------------------
Personnel Related Costs                 $  750,000       $  (630,000)        $ (120,000)            $       -
Office Closures                            500,000          (331,000)           100,000               269,000
Write-off of Furniture and
Equipment                                  250,000          (123,000)          (127,000)                    -
                                        ----------      ------------        -----------             ---------
Total                                   $1,500,000       $(1,084,000)        $ (147,000)            $ 269,000
                                        ==========       ===========         ==========             =========

TERMINATION OF CALPERS JOINT VENTURE:

On September 30, 2000, CalPERS exercised its right under the joint venture agreement between the Company and CalPERS to terminate the Company's role as the managing member of BPP Retail, LLC. As a result, the Company laid off 42 employees, completely closed two offices, and reduced the size of two other offices. The Company estimated and recorded in the third quarter of 2000, a restructuring charge of approximately $2,144,000. This charge consisted of personnel related costs ($1,565,000), the closing of certain corporate offices and the write-off of furniture and equipment net of expected sales proceeds ($579,000). The following table reflects the composition of such restructuring reserve, and the expenditures applied against it as of September 30, 2000:


                                                            Reserve for terminating BPP Retail, LLC
                                                      ----------------------------------------------------
                                                          Original                        Reserve as of
                                                       Restructuring     Expenditures     September 30,
                                                          Reserve           Applied            2000
                                                      --------------    -------------     -----------------
                  Personnel related costs                $1,565,000       $       -          $1,565,000
                  Office closures, write off of
                  furniture and equipment                   863,000        (863,000)                  -
                  Expected sales proceeds                  (284,000)              -            (284,000)
                                                         ----------       ----------         ----------
                          Total                          $2,144,000       $(863,000)         $1,281,000
                                                         ==========       =========          ==========


Costs Associated With Unsolicited Proposal, Pursuit Of Strategic Alternatives
   And Adoption Of Plan Of Liquidation:

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

On July 23, 1999, after an extensive evaluation of the Schottenstein proposal and after consultation with its financial advisor, Goldman, Sachs & Co., the Company's Board of Directors concluded that it would not be in the best interest of the Company's Common Stockholders to accept the proposal and unanimously voted to reject Schottenstein's proposal.

On November 12, 1999, the Company announced that its Board of Directors had instructed management and Goldman, Sachs & Co. to actively pursue a full range of strategic alternatives in order to maximize stockholder value. The Company also announced that it had commenced the active marketing of certain properties to provide additional liquidity and financial flexibility.

On February 21, 2000, the Company announced that it had completed the initial phase of this process. In this regard, the Company entered into numerous confidentiality agreements with potential bidders.

On May 10, 2000, after extensive negotiations and exchanges of information with potential bidders, the Company received bids from two interested parties to purchase the entire Company contingent upon certain conditions.

On July 7, 2000, the final remaining bidder submitted an offer to purchase the entire Company subject to several potential adjustments. On July 14, 2000, after extensive discussions and after consulting with its management and its financial advisor, the Board of Directors rejected the offer and instructed management and its financial advisor to engage in negotiations to improve the offer price and the terms and conditions of the offer. The Board also instructed management to finalize a plan of reorganization and a plan of liquidation for its review.

On August 7, 2000, the Company announced that, in connection with the Company's pursuit of its strategic alternatives, the Company and its preferred stockholders that are affiliates of Westbrook Partners had entered into an agreement pursuant to which Westbrook agreed to suspend any rights that it may have as a result of its purported election to exercise a right to a Change of Control Preference under the terms of the Company's Series 1997-A Convertible Preferred Stock. If valid, the election of a Change of Control Preference would have the effect of prohibiting the Company from making distributions to the holders of the Company's Common Stock until Westbrook's Preferred Stock has been redeemed. The Company does not agree with the position taken by Westbrook, but the parties did not believe that it was necessary to resolve the matter at that time given that the Company's Board of Directors had not concluded its review of the Company's strategic alternatives. Additionally, pursuant to the agreement, the Company agreed that Westbrook may in the future revive the rights it has, if any, as a result of the election and Westbrook agreed that the Company shall be entitled to the rights and defenses it has, if any, with respect to the election.

On August 8, 2000, after a review of the Company's strategic alternatives and after consulting with its management and its financial advisor, with respect to the last bid submitted for the entire Company, the Board rejected the last remaining bidder's revised non-contingent bid. The Board then determined that a plan of liquidation would better maximize stockholder value than any other alternative, including a reorganization of the Company or continuing operations of the Company.

On August 13, 2000, the Operating Partnership and the Company entered into an agreement with certain of its preferred unitholders, Blackacre SMC Master Holdings, LLC ("Blackacre"), pursuant to which Blackacre would be treated as if it had submitted a notice to the Operating Partnership electing to exercise its right to a Change of Control Preference under the terms of the Operating Partnership Agreement and such notice would be suspended, but, like Westbrook, Blackacre could elect to revive the election to receive the Change in Control Preference. If valid, the election of a Change of Control

Preference would have the effect of prohibiting the Company from making distributions to the holders of the Company's common units until Blackacre's preferred units have been redeemed. Additionally, pursuant to the agreement, the Company and the Operating Partnership agreed that Blackacre may in the future revive the rights it has, if any, as a result of the election and Blackacre agreed that the Company and the Operating Partnership shall be entitled to the rights and defenses each has, if any, with respect to the election.

On August 14, 2000, Schottenstein, certain affiliates of Schottenstein, and Michael L. Ashner and Susan Ashner (collectively, the "SA Group") issued a press release announcing, among other things, that together they would nominate a slate of directors for election at the Annual Meeting to pursue a liquidation of the Company.

On August 15, 2000, the Company announced that the Board of Directors intended to adopt a plan of liquidation and planned to have the Company retain a third party to oversee and manage the liquidation process. The Company also announced that it had reached an agreement in principle with Westbrook and Blackacre that they would support the Board's decision to develop a plan of liquidation.

On August 31, 2000, the Board of Directors adopted a plan of complete liquidation and dissolution (the "Plan of Liquidation"), subject to approval by the Company's stockholders, and after extensive negotiations, the Company, the Operating Partnership, Westbrook and Blackacre entered into an Exchange Agreement. Pursuant to the Exchange Agreement, Westbrook and Blackacre exchanged their respective preferred Operating Partnership units for the same number of shares of Series 1997-A Preferred Stock, and then Westbrook exchanged 2,800,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Convertible Preferred Stock (the "Preferred Stock") and Blackacre exchanged 1,600,000 shares of Series 1997-A Preferred Stock for the same number of shares of Preferred Stock. The Exchange Agreement and the terms of the Preferred Stock gave the holders of the Preferred Stock the right to receive an amount equal to the Change of Control Preference from the net proceeds of sales of assets as part of the Plan of Liquidation and to require the Company to redeem the Preferred Stock in any event on or after September 30, 2001 for the amount of the Change of Control Preference (i.e. an aggregate amount equal to $126,000,000, plus accrued dividends and distributions, plus 5% of any accrued and due dividends and distributions). In addition to other rights, the holders of the Preferred Stock were granted the right as a separate group to elect two directors to the Company's Board of Directors at any time after the date of the agreement. Presently, the holders of Preferred Stock have not elected directors. The Exchange Agreement also permitted the Company to pay ordinary dividends to holders of shares of Common Stock through the first quarter of 2001, provided that such dividends are paid out of "operating cash" (as defined in the Exchange Agreement), in an amount not exceeding the average quarterly dividend or distribution paid to the holders of shares of Common Stock for the four fiscal quarters immediately preceding the date of the Exchange Agreement, and after payment of all accrued dividends and accrued distributions owing to the Preferred Stockholders as of the date of such quarterly dividend.

On September 5, 2000, the Company entered into a Purchase and Sale Agreement with The Prudential Insurance Company of America for the sale of fifteen of the Company's properties for a gross purchase price of approximately $356,000,000 in a combination of cash and the assumption of indebtedness.

On September 10, 2000, after negotiating bids from several potential liquidation agents, the Company entered into an agreement with DDR Real Estate Services Inc. ("DDRRES") pursuant to which DDRRES agreed to act as a liquidation agent on behalf of the Company with respect to its remaining assets.

On September 11, 2000, the Company entered into an agreement with the SA Group pursuant to which, among other things, the Company and the SA Group granted each other mutual general releases and the SA Group agreed to dismiss the pending litigation in the United States District Court for the District of Maryland. The Company elected Jay L. Schottenstein and Michael L. Ashner to the Company's Board of Directors and appointed Mr. Schottenstein to serve as Co-Chairman of the Board of Directors. The SA Group agreed to vote their shares in favor of the Plan of Liquidation and for the Company's nominees for director. The Company agreed to allow the SA Group to purchase up to 19.9% of the Company's Common Stock under the Company's Shareholder Rights Plan, subject to the Company's continued qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. To reimburse the SA Group for expenses incurred in connection with its litigation and to settle such litigation, the Company agreed to pay the SA Group $1,000,000 and to pay the SA Group an additional $1,500,000 when and if the Preferred Stock was redeemed.

Also on September 11, 2000, the Company and the Preferred Stockholders entered into a letter agreement pursuant to which, among other things, the Preferred Stockholders consented to the agreement with the SA Group and agreed to support and vote for the SA Group's nominees to serve on the Company's Board of Directors. Under the letter agreement, the Company agreed to allow each of Westbrook, Blackacre and Morgan Stanley, Dean Witter & Co. and its affiliates to purchase up to 19.9% of the Company's Common Stock under the Company's Shareholder Rights Plan, and to take such action as is necessary to exempt such ownership from certain limitations set forth in the Company's Charter, subject to the Company's continued qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company also agreed that on and after the date on which no shares of Preferred Stock remain outstanding, it would expand the Board of Directors by one, elect Curtis Greer to fill the vacancy created by such expansion and nominate Mr. Greer or such other person holding that Board seat for election to the Board at any subsequent meeting of the stockholders at which Directors are to be elected.

On September 19, 2000, the Company entered into a Purchase and Sale Agreement with GMS Realty, LLC for the sale of 19 of the Company's properties for a gross purchase price of approximately $305,000,000 consisting of $167,000,000 in cash and the assumption of $138,000,000 in liabilities. On October 17, 2000, GMS terminated the agreement and the Company returned GMS' escrow deposit of $5,000,000.

In connection with the evaluation of the Schottenstein proposal, the Company's pursuit of all of its strategic alternatives, the Company's negotiations and consummations of agreements with the SA Group and its Preferred Stockholders, the Company's adoption and implementation of the Plan of Liquidation and the Company's defending against certain litigation incidental to the foregoing, the Company has incurred, and expects that it will continue to incur, significant costs for financial, advisory, legal and other services. For the quarter ended September 30, 2000, the Company incurred approximately $3,320,0000 of these related costs.

FUNDS FROM OPERATIONS
September 30, 2000 and 1999

The Company considers Funds from Operations ("FFO") to be a relevant supplemental measure of the performance of an equity REIT because it does not recognize depreciation and certain amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income producing real estate, which historically has not depreciated. The Company defines FFO in accordance with the definition established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). This definition was amended by NAREIT in October 1999, and adopted by the Company during the first quarter of 2000. Accordingly, the Company defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring, sales or property and extraordinary items as defined under GAAP, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes FFO in accordance with standards established by NAREIT, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions, needed capital replacements or expansion, debt service obligations, or other commitments and uncertainties. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and information included elsewhere in this report.

FFO for the three months ended September 30, 2000 on a fully-diluted basis was a negative $1,148,000, as compared to $7,254,000 for the three months ended September 30, 1999. Fully-diluted FFO for both periods does not assume the conversion of the Company's convertible preferred stock and other common stock equivalents because such conversion would be accretive to the Company. For the nine months ended September 30, 2000, FFO on a fully-diluted basis was $7,921,000, as compared to $30,690,000 for the first nine months of 1999. Fully-diluted FFO for the nine months ended September 30, 2000 does not assume the conversion of the Company's convertible preferred stock and other common stock equivalents because such conversion would be accretive to the Company. Fully-diluted FFO for the nine months ended September 30, 1999 does not assume the conversion of the Company's convertible preferred stock because such conversion would be accretive to the Company.

The year-over-year decline in FFO for both periods was primarily attributable to lower revenues resulting from asset sales occurring subsequent to March 31, 1999, a decrease in lease termination fees and management fee income, an increase in borrowing costs which is partially due to the refinancing of the GE Facility during the fourth quarter of 1999, litigation expense related to a recent verdict against the Company in favor of a tenant, and costs associated with the Company's pursuit of its strategic alternatives.

The calculation of FFO for the respective periods is as follows (in thousands). The 1999 presentation has been changed to reflect the new definition of FFO:


                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                   ----------------------------------   ----------------------------------
THE CALCULATION OF FFO:                                  2000             1999               2000              1999
-----------------------                            ----------------- ----------------   ---------------- -----------------
Income (Loss) Available to Common Stockholders     $    (39,133)       $      9,122       $    (42,936)     $     11,834
  Adjustments:
Depreciation and Amortization of Real Estate and
    Tenant Improvements                                   6,487               6,631             19,753            20,339
Cumulative Effect of Change in Accounting
       Principle                                             --                  --                 --             1,866
Gain on Sales of Real Estate                               (832)             (9,499)            (1,226)           (9,499)
Impairment Write-Off                                     32,330               1,000             32,330             2,200
                                                   ------------        ------------       ------------      ------------
Funds from Operations-Basic                         $    (1,148)       $      7,254       $      7,921      $     26,740
 Adjustments:
Operating Partnership Units                                                                                        3,950
Convertible Preferred Stock                                                                                           --
                                                   ------------        ------------       ------------      ------------
Funds from Operations-Diluted                      $     (1,148)       $      7,254       $      7,921      $     30,690
                                                   ============        ============       ============      ============

WEIGHTED AVG NUMBER OF SHARES:
Basic                                                32,324,107          32,063,441         32,308,001        31,992,929
                                                   ============        ============       ============      ============
Diluted                                              32,324,107          32,083,441         32,308,001        37,086,381
                                                   ============        ============       ============      ============

FFO PER SHARE:
Basic                                              $      (0.04)       $        .23       $        .25      $       0.84
                                                   ============        ============       ============      ============
Diluted                                            $      (0.04)       $        .23       $        .25      $       0.83
                                                   ============        ============       ============      ============


MATERIAL CHANGES IN FINANCIAL CONDITION
September 30, 2000 compared to December 31, 1999

The Company maintains a secured credit facility, the GE Facility with CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation), which at September 30, 2000, provides up to $162,266,000 in short term credit. At September 30, 2000, borrowings of approximately $154,892,000 were outstanding. Borrowings under the GE Facility bear interest at a rate equal to the London InterBank Offered Rate ("LIBOR") plus 2.50% per annum. At September 30, 2000 and December 31, 1999, the average rate of interest on the advances under the GE Facility was approximately 9.125% and 8.30%, respectively. The GE Facility is scheduled to mature on November 30, 2000, and is subject to various loan covenants. While the Company continues to negotiate the terms and conditions of a renewal, the Company expects that, if the GE Facility is not renewed on or prior to maturity, it will receive a 30 day extension from the lender.

The Company also maintains a $2,500,000 unsecured revolving credit facility with Union Bank (the "Union Bank Facility"). At September 30, 2000, there was $2,500,000 borrowed on this facility. The Union Bank Facility bears interest at a rate of LIBOR plus 2.00% per annum and matured on November 1, 2000. The Company does not expect Union Bank to call the loan prior to repayment, and the Company intends to repay the loan with proceeds from asset sales.

At September 30, 2000, the Company had three construction loans outstanding with various lenders (the "Construction Facilities"). The Company had approximately $25,216,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. Borrowings under this loan bear interest at LIBOR plus 1.90% per annum, and it is scheduled to mature on December 31, 2000. The Company also had approximately $43,467,000 of outstanding indebtedness secured by the Downtown Pleasant Hill shopping center. Borrowings under this loan bear interest at LIBOR plus 1.75% per annum, and it was scheduled to mature in November 2000. The Company and the lender have agreed to extend the maturity date under this loan to February 3, 2001. Finally, the Company had approximately $8,836,000 of outstanding indebtedness secured by the Cameron Park shopping center. Borrowings under this loan bear interest at LIBOR plus 2.25% per annum, and it is scheduled to mature on December 1, 2000. The Company believes that the funds provided from the Construction Facilities will be materially sufficient to complete these projects. Prior to the maturity dates of these loans, the Company intends to either refinance or replace them with traditional mortgage financing.

There can be no assurance that the Company will be able to refinance, replace or extend any or all of the GE Facility, the Union Bank Facility or the Construction Facilities (collectively, the "Credit Facilities"), or that such Credit Facilities can be refinanced, replaced or extended on terms that are as favorable to the Company as the terms currently in effect.

Total debt outstanding (exclusive of approximately $14,425,000 of outstanding debt in unconsolidated subsidiaries) on September 30, 2000 and the related weighted average rate were $563,922,000 and 8.05%, respectively, compared to $538,830,000 and 7.73% on December 31, 1999.

At September 30, 2000, the Company's capitalization consisted of $563,922,000 of debt, $120,000,000 of preferred stock and preferred Operating Partnership units, and $204,788,000 of market equity (market equity is defined as the product of (i) the sum of the number of outstanding shares of common stock of the Company plus common units of the Operating Partnership held by partners of the Operating Partnership other than the Company, multiplied by (ii) the closing price of a share of common stock of the Company on the New York Stock Exchange at September 30, 2000 of $6.0625), resulting in a debt to total market capitalization ratio of .63 to 1.0 compared to the ratio of .55 to 1.0 at December 31, 1999. At September 30, 2000, the Company's total debt consisted of approximately $374,004,000 of fixed rate debt, and $216,918,000 of variable rate debt.

Dividend distributions are declared at the discretion of the Board of Directors and depend on actual FFO of the Company, its financial condition, capital requirements, the REIT provisions of the Internal Revenue Code and other factors that the Board of Directors deems relevant. With respect to the fourth quarter of 2000, the Board of Directors will determine in December whether to declare a quarterly cash distribution with respect to the common stock and, if declared, the per share amount thereof. However, based on the Company's declining FFO and capital constraints, there can be no assurance that the Company will continue to pay regular quarterly distributions to the holders of common stock at the current amount or at all.

At September 30, 2000, the Company had effective shelf registration statements on file with the Securities and Exchange Commission relating an aggregate of $202,144,000 of registered and unissued debt and equity securities.

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

On February 7, 2000, a derivative lawsuit was filed in the Superior Court of California, County of San Diego, by a purported shareholder, asserting claims on behalf of the Company. On May 2, 2000, the plaintiff filed an amended complaint. The amended complaint contains claims similar to those asserted in the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and certain of its current and former officers. It also names the Company as a nominal defendant. The Company believes that the plaintiff has not complied with the requirements for bringing a derivative action, and has filed a motion asking the Court to dismiss the suit. That motion is pending.

On June 14, 2000, Schottenstein Stores Corporation and certain of its affiliates (the "Schottenstein Group") commenced an action against the Company and certain of its directors in the United States District Court for the District of Maryland. The complaint in the Maryland action alleged that the Company and its directors violated their fiduciary duties by inter alia, continuing the date of the annual meeting of stockholders to October 18, 2000, adopting a shareholder rights agreement, failing to adequately respond to plaintiff's prior acquisition proposal, and adopting certain severance and other compensation arrangements. On July 31, 2000, the Company and its directors filed a Motion to Dismiss all claims in the litigation. On September 11, 2000, the Company entered into an agreement with the Schottenstein Group pursuant to which, among other things, the Company and the Schottenstein Group granted each other mutual general releases and the Schottenstein Group agreed to dismiss the pending litigation in the United States District Court for the District of Maryland.

On August 9, 2000, a complaint was filed in San Diego Superior Court. The suit was purportedly brought on behalf of the Company as a derivative action and simultaneously on behalf of the Company's shareholders as a class action. The complaint appears to raise similar issues to those raised by the prior-filed class action and derivative lawsuits described above. The Company believes the complaint is without merit and intends to vigorously defend against such complaint.

Also in 1999, a lawsuit was filed against the Company by a tenant of a Company owned property. The complaint alleges, among other things, misrepresentation regarding the use of that property. On July 31, 2000, a jury in San Francisco, California, returned a verdict against the Company for breach of contract and misrepresentation. The jury awarded the tenant of a Company-owned property out-of-pocket losses, and separately awarded the tenant future lost profits. The Company challenged the award for net lost profits as duplicative. The Court has ruled against the Company and has confirmed the cost profit judgment. The judgment ultimately will include an additional sum for partial reimbursement of the tenant's attorneys' fees and costs. After judgment was entered, the Company sought to modify or vacate the judgment, both of which motions were denied by the Court. The Company may appeal. During the three and nine months ended September 30, 2000 the Company accrued and incurred litigation expenses of $977,000 and $3,613,000, respectively related to this lawsuit. There can be no assurance as to the final outcome of any appeals. The Company may incur additional expenses in future periods depending on its decision regarding an appeal.

The Company is also subject to other legal proceedings and claims that may arise in the ordinary course of its business. The Company's management believes that the outcome of such other ordinary legal proceedings and claims will not have a material adverse effect on the Company's financial statements or its business.

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

3(i).4 Articles Supplementary to the Articles of Amendment and Restatement of the Company, classifying and designating the Series 2000-C Convertible Preferred Stock (incorporated by reference to Exhibit 3(i).4 of the Company's Current Report on Form 8-K, filed September 6, 2000).

3(ii).1 Bylaws of the Company, as amended and restated on November 19, 1997 (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed December 16, 1997).

3(ii).2 Text of February 9, 2000 Amendments to Bylaws (incorporated by reference to Exhibit 3(ii).2 of the Company's Current Report on Form 8-K, filed on February 10, 2000).

3(ii).3  Text of April 5, 2000 Amendment to Bylaws (incorporated by reference to
         Exhibit 3(ii).3 of the Company's Current Report on Form 8-K, filed on April 10, 2000).


3(ii).4  Text of May 31, 2000 Amendment to Bylaws (incorporated by reference to
         Exhibit 3(ii).4 of the Company's Current Report on Form 8-K, filed on June 1, 2000).

3(ii).5 Text of August 14, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).5 of the Company's Current Report on Form 8-K, filed on August 17, 2000).

3(ii).6 Text of August 27, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).6 of the Company's Current Report on Form 8-K, filed on August 28, 2000).

3(ii).7 Text of August 30, 2000 Amendment to Bylaws.

3(ii).8 Text of August 31, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).7 of the Company's Current Report on Form 8-K, filed on September 1, 2000).

3(ii).9 Text of September 4, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).8 of the Company's Current Report on Form 8-K, filed on September 6, 2000).

3(ii).10 Text of September 10, 2000 Amendment to Bylaws.

3(ii).11 Text of October 16, 2000 Amendment to Bylaws.

4.1 Shareholder Rights Agreement, dated as of June 19, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed June 24, 1999).

4.2 Amendment No. 1 to Rights Agreement, dated as of August 31, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A/A, filed November 7, 2000).

4.3 Amendment No. 2 to Rights Agreement, dated as of September 11, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.3 of the Company's Form 8-A/A, filed November 7, 2000).

10.1 Exchange Agreement, dated as of August 31, 2000, among the Company, Burnham Pacific Operating Partnership, L.P., Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., and Blackacre SMC Master Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 6, 2000).

10.2 Purchase and Sale Agreement, dated as of September 5, 2000, by and between the Company and The Prudential Insurance Company of America.

10.3 Liquidation and Property Management Services Agreement, dated September 10, 2000, between the Company and DDR Real Estate Services Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on September 21, 2000).

10.4 Agreement, dated as of September 11, 2000, by and among the Company, Burnham Pacific Operating Partnership, L.P., Jay L. Schottenstein, Schottenstein Stores Corporation, Jubilee Limited Partnership, Jubilee Limited Partnership III, Schottenstein Professional Asset Management Corp., Michael L. Ashner and Susan Ashner (incorporated by reference to
         Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on September 21, 2000).

10.5 Letter Agreement, dated September 11, 2000, by and among the Company, Burnham Pacific Operating Partnership, L.P., Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., and Blackacre SMC Master Holdings, LLC (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on September 21, 2000).

10.6 Purchase and Sale Agreement, dated September 19, 2000, by and among an affiliate of the Company, BPP Golden State Acquisitions, LLC, and GMS Realty, LLC.

27.0     Financial Data Schedule.
         (b) The following reports on Form 8-K were filed during or with respect to matters occurring within the period covered by this report:

         Form 8-K Report filed August 4, 2000 (earliest event reported August 4,
2000): Item 5, announcing that the Company was in negotiations with certain of its preferred stockholders with respect to a proposed agreement pursuant to which the preferred stockholders would agree to suspend any rights they may have as a result of their purported election of a Change of Control Preference under the terms of the Series 1997-A Preferred Stock.

         Form 8-K Report filed August 8, 2000 (earliest event reported August 7,
2000): Item 5, announcing that the Company had entered into an agreement with certain of its preferred stockholders pursuant to which, among other things, they agreed to suspend any rights they may have had as a result of the purported election of a Change of Control Preference.

         Form 8-K Report filed August 17, 2000 (earliest event reported August 14, 2000): Item 5, announcing that the Board of Directors intends to adopt a final plan of liquidation, the Company had reached an agreement in principle with its two largest preferred equityholders to support the Board's decision to develop a plan of liquidation, the Company had amended its Bylaws, J. David Martin had resigned as chief executive officer and as a Director of the Company and Scott C. Verges was elected the Company's interim chief executive officer.

         Form 8-K Report filed August 23, 2000 (earliest event reported August 15, 2000): Item 5, announcing that the Company was negotiating a definitive agreement with its two largest preferred equityholders regarding the matters set forth in the agreement in principle previously announced, and filing a copy of the separation agreement between the Company and J. David Martin relating to the resignation of Mr. Martin.

         Form 8-K Report filed August 28, 2000 (earliest event reported August 27, 2000): Item 5, the Company had amended its Bylaws to extend the date by which stockholders may nominate directors and make stockholder proposals at the Company's 2000 annual meeting of stockholders.

         Form 8-K Report filed September 1, 2000 (earliest event reported August 31, 2000): Item 5, the Company had amended its Bylaws to extend the date by which stockholders may nominate directors and make stockholder proposals at the Company's 2000 annual meeting of stockholders.

         Form 8-K Report filed September 6, 2000 (earliest event reported September 4, 2000): Item 5, announcing that the Board of Directors had approved the adoption of a Plan of Complete Liquidation and Dissolution, the Company had signed an agreement for the sale of 15 properties to The Prudential Insurance Company of America for approximately $356 million in cash, the Company had revised its arrangements with its preferred equityholders and the Company had amended its Bylaws to extend the date by which stockholders may nominate directors and make stockholder proposals at the Company's 2000 annual meeting of stockholders.

         Form 8-K Report filed September 21, 2000 (earliest event reported September 11, 2000): Item 5, announcing various agreements among the Company and a group affiliated with Mr. Jay L. Schottenstein and Mr. Michael L. Ashner.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BURNHAM PACIFIC PROPERTIES, INC.


Date:    //NOVEMBER 14, 2000//           By:    /s/ SCOTT C. VERGES
     ----------------------------               -------------------------------
                                                Scott C. Verges,
                                                Interim Chief Executive Officer

Date:    //NOVEMBER 14, 2000//           By:    /s/ DANIEL B. PLATT
     ----------------------------               -------------------------------
                                                Daniel B. Platt,
                                                Chief Financial Officer