Form 10-Q/A
period 2000-06-30
BURNHAM PACIFIC PROPERTIES INC
filed 2000-11-22
CIK 805730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to ________________

Commission file number      001-09524
                        ----------------

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

                                EXPLANATORY NOTE

Note: This amendment is filed to reflect a change in the manner of accounting for the Company's interest in BPP Services, Inc., its recently formed service corporation subsidiary. Following discussions with the Securities and Exchange Commission in connection with the Company's preparation of proxy materials for the Company's 2000 annual meeting of stockholders, the Company is reporting its interest in BPP Services, Inc. under the equity method of accounting. Prior to this change, the Company had been consolidating the results of BPP Services, Inc.

                          PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


ASSETS                                                              June 30, 2000               December 31, 1999
                                                               -------------------------    --------------------------
Real Estate                                                         $  1,025,079                  $  1,036,294
Less Accumulated Depreciation                                            (72,315)                      (65,494)
                                                               -------------------------    --------------------------

Real Estate-Net                                                          952,764                       970,800
Real Estate Held for Sale                                                 29,755                         8,737
Cash and Cash Equivalents                                                  5,474                        11,119
Restricted Cash                                                            9,474                         9,827
Receivables-Net                                                            8,680                         8,413
Investment in Unconsolidated Subsidiaries                                  3,813                         3,650
Other Assets                                                              25,182                        22,469
                                                               -------------------------    --------------------------
Total                                                               $  1,035,142                  $  1,035,015
                                                               =========================    ==========================

LIABILITIES AND STOCKHOLDERS'  EQUITY
Liabilities:
Accounts Payable and Other Liabilities                              $     21,211                  $     29,224
Tenant Security Deposits                                                   2,651                         2,606
Notes Payable                                                            405,989                       400,410
Line of Credit Advances                                                  162,420                       138,420
                                                               -------------------------    --------------------------

Total Liabilities                                                        592,271                       570,660
                                                               -------------------------    --------------------------

Commitments and Contingencies

Minority Interest                                                         64,941                        66,350
                                                               -------------------------    --------------------------
Stockholders' Equity:
Preferred Stock, Par Value $.01/share, 5,000,000 Shares
    Authorized, 4,800,000 Shares Designated as Series
    1997-A Convertible Preferred, 2,800,000 Shares
    Outstanding at June 30, 2000 and
    December 31, 1999                                                         28                            28

Common Stock, Par Value $.01/share, 95,000,000 Shares
    Authorized, 32,324,046 and 32,273,546 Shares
    Outstanding at June 30, 2000 and
    December 31, 1999, respectively                                          323                           323
Paid in Capital in Excess of Par                                         529,505                       528,811
Dividends Paid in Excess of Net Income                                  (151,926)                     (131,157)
                                                               -------------------------    --------------------------
Total Stockholders' Equity                                               377,930                       398,005
                                                               -------------------------    --------------------------

Total                                                               $  1,035,142                  $  1,035,015
                                                               =========================    ==========================


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                         2000               1999              2000               1999
                                                    ----------------   ---------------  ------------------ -----------------
REVENUES

Rents                                               $     29,814       $    32,456      $       59,109     $      66,891
Fee Income                                                   -0-             1,582                 803             1,966
Interest and Other                                           233               331                 798               647
                                                    ----------------   ---------------  ------------------ -----------------

Total Revenues                                            30,047            34,369              60,710            69,504
                                                    ----------------   ---------------  ------------------ -----------------

EXPENSES

Interest                                                  10,589             9,610              19,734            19,498
Rental Operating                                           8,528             9,541              17,408            18,915
General and Administrative                                 2,458             1,905               4,704             3,659
Litigation                                                 2,400                 -               2,636                 -
Costs Associated with Unsolicited Proposal and
    Pursuit of Strategic Alternatives                        983               875               1,322               875
Restructuring Charge                                           -                 -                   -             1,500
Abandoned Acquisition Costs                                    -                 -                   -               748
Impairment Write-Off                                           -             1,200                   -             1,200
Depreciation and Amortization                              6,905             6,629              14,368            13,790
                                                    ----------------   ---------------  ------------------ -----------------
Total Expenses                                            31,863            29,760              60,172            60,185
                                                    ----------------   ---------------  ------------------ -----------------
Income (Loss) From Operations Before Income from
    Unconsolidated Subsidiaries, Minority
    Interest, Gain on Sales of Real Estate and
    Cumulative Effect of Change in Accounting
    Principle                                             (1,816)            4,609                 538             9,319
Income from Unconsolidated Subsidiaries                       19               473                  66               442
Minority Interest                                           (920)           (1,281)             (2,001)           (2,383)
Gain on Sales of Real Estate                                 394                 -                 394                 -
                                                    ----------------   ---------------  ------------------ -----------------
Net Income (Loss) Before Cumulative Effect
     of Change in Accounting Principle                    (2,323)            3,801              (1,003)            7,378
Cumulative Effect of Change in Accounting Principle            -                 -                   -            (1,866)
                                                    ----------------   ---------------  ------------------ -----------------
Net Income (Loss)                                   $     (2,323)      $     3,801      $       (1,003)    $       5,512
Dividends Paid to Preferred Stockholders                  (1,400)           (1,400)             (2,800)           (2,800)
                                                    ----------------   ---------------  ------------------ -----------------
Income (Loss) Available to Common Stockholders      $     (3,723)      $     2,401      $       (3,803)    $       2,712
                                                    ================   ===============  ================== =================

BASIC AND DILUTED EARNINGS PER SHARE:
Net Income (Loss) Before Cumulative Effect of
    Change in Accounting Principle                  $      (0.12)      $      0.08      $        (0.12)     $       0.14
Cumulative Effect of Change in Accounting
      Principle                                                -                 -                   -             (0.06)
                                                    ----------------   ---------------  ------------------ -----------------
Net Income (Loss)                                   $      (0.12)      $      0.08      $        (0.12)    $        0.08
                                                    ================   ===============  ================== =================


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      2000                 1999
                                                                                 ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                $    (1,003)         $     5,512
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization                                                       14,368               13,790
  Impairment Write-off                                                                     -                1,200
  Gain on Sales of Real Estate                                                          (394)                   -
  Cumulative Effect of Change in Accounting Principle                                      -                1,866
  Abandoned Acquisitions Costs                                                             -                  748
  Litigation Expenses                                                                  1,900                    -
  Restructuring Charge                                                                     -                1,500
  Provision for Bad Debt                                                                 407                  350
  Common Stock - Directors' Fees                                                          83                  137
  Stock Options - Compensation Expense                                                   133                  134
  Minority Interest                                                                    2,001                2,383
  Income from Unconsolidated Subsidiaries                                                (66)                (442)
Changes in Other Assets and Liabilities:
   Receivables and Other Assets                                                       (1,755)              (8,945)
   Accounts Payable and Other Liabilities                                             (7,143)              (3,467)
   Tenant Security Deposits                                                               45                 (197)
                                                                                 ----------------     ----------------
Net Cash Provided by Operating Activities                                              8,576               14,569
                                                                                 ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
   Capital Expenditures                                                              (27,531)             (36,334)
Reimbursement of Development Costs                                                       100                7,450
Proceeds from Sales of Real Estate                                                     6,049                    -
Investment in Unconsolidated Subsidiaries                                                (67)                (832)
                                                                                 ----------------     ----------------
Net Cash Used for Investing Activities                                               (21,449)             (29,716)
                                                                                 ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Line of Credit Agreements                                            24,000                5,000
Repayments under Line of Credit Agreements                                                 -               (2,624)
Principal Payments of Notes Payable                                                   (6,975)              (3,343)
Borrowings under Notes Payable                                                        12,554               21,770
Restricted Cash                                                                          353                 (927)
Dividends Paid                                                                       (19,768)             (19,579)
Issuance of Stock-Net                                                                      -                   43
Distributions Made to Minority Interest Holders                                       (2,961)              (3,008)
Contributions Made from Minority Interest Holders                                         25                    -
                                                                                 ----------------     ----------------
Net Cash Provided by (Used for) Financing Activities                                   7,228               (2,668)
                                                                                 ----------------     ----------------
Net Decrease in Cash and Cash Equivalents                                             (5,645)             (17,815)
Cash and Cash Equivalents at Beginning of Period                                      11,119               20,873
                                                                                 ----------------     ----------------
Cash and Cash Equivalents at End of Period                                       $     5,474          $     3,058
                                                                                 ================     ================
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
Cash Paid During Six Months for Interest                                         $    21,139          $    21,223
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

5.       FORMATION OF SERVICE CORPORATION SUBSIDIARY

         The Company earns asset management, leasing, acquisition, and disposition fees through an agreement with the State of California Public Employees' Retirement System ("CalPERS"). The fee income that the Company earns through this arrangement could approach or exceed 5% of its gross revenues for calendar year 2000. In order to maintain the Company's status as a REIT it was necessary for the Company to assign to BPP Services, Inc., a Maryland corporation, its rights and obligations to perform asset management services and leasing services in connection with the agreement with CalPERS and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. In order to satisfy the REIT provisions of the Internal Revenue Code, in calendar year 2000 the Company may not, directly or indirectly, own more than 10% of the voting stock in BPP Services, Inc. Accordingly, the Operating Partnership owns 1% of the outstanding voting stock of BPP Services, Inc. and the remaining 99% of the outstanding voting stock is owned by the Company's four senior executive officers. However, including the shares of non-voting stock, the Operating Partnership owns 95% of the outstanding equity and economic interest in BPP Services, Inc. and the executive officers own a 5% interest. BPP Services, Inc. is accounted for under the equity method of accounting.

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


                                                                                     2000
           ----------------------------------------------------------------------------------------------------------
                                                                 Retail             Office              Total
           ----------------------------------------------------------------------------------------------------------
           Three Months Ended June 30, 2000:
           Rental Revenues                                    $ 29,099              $   715            $  29,814
                                                           ================     ================     ================
           Net Operating Income                               $ 20,606              $   680            $  21,286
                                                           ================     ================     ================

           Six Months Ended June 30, 2000:
           Rental Revenues                                    $ 57,692              $ 1,417            $  59,109
                                                           ================     ================     ================
           Net Operating Income                               $ 40,335              $ 1,366            $  41,701
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
                                                         =================    =====================


         The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the periods presented (in thousands):


                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                             2000           1999            2000             1999
                                                        --------------  ------------   -------------   ----------------
REVENUES:
Total Rental Revenues for Reportable Segments           $   29,814      $  32,456      $ 59,109        $    66,891
Fee Income                                                       0          1,582           803              1,966
Interest Revenue                                               233            331           798                647
                                                        --------------  ------------   -------------   ----------------
   TOTAL CONSOLIDATED REVENUES                          $   30,047      $  34,369      $ 60,710        $    69,504
                                                        ==============  ============   =============   ================

NET OPERATING INCOME:
                                                        --------------  ------------   -------------   ----------------
Total Net Operating Income for Reportable Segments      $   21,286      $  22,915      $ 41,701        $    47,976
                                                        --------------  ------------   -------------   ----------------
Additions:
   Interest and Other Revenue                                  233            331           798                647
   Fee Income                                                    0          1,582           803              1,966
   Income from Unconsolidated Subsidiaries                      19            473            66                442
   Gain on Sales of Real Estate                                394              -           394                  -
                                                        --------------  ------------   -------------   ----------------
Total Additions                                                646          2,386         2,061              3,055
                                                        --------------  ------------   -------------   ----------------
Deductions:
   Interest Expense                                         10,589          9,610        19,734             19,498
   General and Administrative Expenses                       2,458          1,905         4,704              3,659
   Litigation Expense                                        2,400              -         2,636                  -
   Restructuring Charge                                          -              -             -              1,500
   Abandoned Acquisition Costs                                   -              -             -                748
   Costs Associated with Unsolicited Proposal and
      Pursuit of Strategic Alternatives                        983            875         1,322                875
   Impairment Write-Off                                          -          1,200             -              1,200
   Depreciation and Amortization                             6,905          6,629        14,368             13,790
   Minority Interest                                           920          1,281         2,001              2,383
                                                        --------------  ------------   -------------   ----------------
Total Deductions                                            24,255         21,500        44,765             43,653
                                                        --------------  ------------   -------------   ----------------

Net Income (Loss) Before Cumulative Effect of Change
in Accounting Principle                                 $   (2,323)     $   3,801      $ (1,003)       $     7,378
Cumulative Effect of Change in Accounting Principle              -              -             -             (1,866)
                                                        --------------  ------------   -------------   ----------------
Net Income (Loss)                                       $   (2,323)     $   3,801      $ (1,003)       $     5,512
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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Formation of Service Corporation Subsidiary:

The Company is party to an agreement with the State of California Public Employees' Retirement System ("CalPERS") pursuant to which the Company earns asset management, leasing, acquisition, and disposition fees. In order to maintain the Company's status as a REIT, it became necessary for the Company to form a Service Corporation since the fee income that could be earned through this arrangement might approach or exceed 5% of its gross revenues for calendar year 2000. Accordingly, the Company formed BPP Services, Inc., a Maryland corporation, and assigned to BPP Services its rights and obligations to perform asset management services and leasing services in connection with the agreement with CalPERS and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. The Company accounts for BPP Services under the equity method of accounting.

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

Total revenues decreased $4,322,000. Rental Revenues decreased $2,642,000 as a result of Asset Sales completed subsequent to March 1999, and a decrease in lease termination fees of $736,000. Management Fee income decreased
$1,582,000 as a result of less fee income related to the Company's joint venture with CalPERS and the formation of BPP Services, Inc.

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

Rental operating expenses decreased approximately $1,013,000 primarily due to asset sales completed subsequent to March 30, 1999, and the formation of BPP Services, Inc. in March 2000.

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

Income from Unconsolidated Subsidiaries decreased $454,000 primarily as a result of the Company's sale of its equity interest in BPP Retail, LLC.

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

Total revenues decreased $8,794,000 primarily due to asset sales completed subsequent to March 1999, a decrease in lease termination fees of $1,400,000, and the formation of BPP Services, Inc. in March 2000.

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

Rental operating expenses decreased $1,507,000 primarily as a result of reduced operating expenses resulting from asset sales completed in 1999 and the formation of BPP Services, Inc. in March 2000.

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

Income from Unconsolidated Subsidiaries decreased $376,000 as a result of the Company's sale of its equity interest in BPP Retail, LLC.

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


                                     BURNHAM PACIFIC PROPERTIES, INC.


Date:   //November 22, 2000//         By:      /s/ SCOTT C. VERGES
     --------------------------         ----------------------------------------
                                        Scott C. Verges, Chief Executive Officer


Date:   //November 22, 2000//        By:      /s/ DANIEL B. PLATT
     --------------------------         ----------------------------------------
                                        Daniel B. Platt, Chief Financial Officer