Form 10-Q/A
period 2000-09-30
BURNHAM PACIFIC PROPERTIES INC
filed 2000-11-22
CIK 805730

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

Commission file number 001-09524
                       ---------


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

                          PART 1 FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                        BURNHAM PACIFIC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             September 30, 2000          December 31, 1999
                                                             ------------------          -----------------
ASSETS
Real Estate                                                 $       982,193                $ 1,036,294
Less Accumulated Depreciation                                       (74,940)                   (65,494)
                                                            ---------------                -----------
Real Estate-Net                                                     907,253                    970,800
Real Estate Held for Sale                                            29,661                      8,737
Cash and Cash Equivalents                                             4,236                     11,119
Restricted Cash                                                      11,126                      9,827
Receivables-Net                                                      10,450                      8,413
Investment in Unconsolidated Subsidiaries                             3,599                      3,650
Other Assets                                                         23,979                     22,469
                                                            ---------------                -----------
Total                                                       $       990,304                $ 1,035,015
                                                            ===============                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable and Other Liabilities                      $        24,968                $    29,224
Tenant Security Deposits                                              2,569                      2,606
Notes Payable                                                       406,530                    400,410
Line of Credit Advances                                             157,392                    138,420
                                                            ---------------                -----------

Total Liabilities                                                   591,459                    570,660
                                                            ---------------                -----------

Commitments and Contingencies

Minority Interest                                                    24,518                     66,350
                                                            ---------------                -----------

Stockholders' Equity:
Preferred Stock, Par Value $.01/share, 5,000,000 Shares
    Authorized, 4,800,000 Shares Designated as Series
    1997-A Convertible Preferred, 2,800,000 Shares
    Outstanding at December 31, 1999                                     --                         28
Preferred Stock, Par Value $0.01/share, 10,000,000 Shares
    Authorized, 4,800,000 Shares designated as Series 2000-C
    Convertible Preferred, 4,400,000 Shares outstanding at
    September 30, 2000                                                   44                         --
Common Stock, Par Value $.01/share, 90,000,000 Shares
    Authorized, 32,329,622 and 32,273,546 Shares
    Outstanding at September 30, 2000 and
    December 31, 1999, respectively                                     323                        323
Paid in Capital in Excess of Par                                    568,250                    528,811
Dividends Paid in Excess of Net Income                             (194,290)                  (131,157)
                                                            ---------------                -----------
Total Stockholders' Equity                                          374,327                    398,005
                                                            ---------------                -----------

Total                                                       $       990,304                $ 1,035,015
                                                            ===============                ===========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                       2000           1999             2000           1999
                                                    ------------   -----------      ------------   -----------
REVENUES

Rents                                                 $ 30,232       $ 29,104       $  89,277       $  95,995
Fee Income                                                 -0-          2,092             803           4,058
Interest and Other                                         368            355           1,230           1,002
                                                      --------       --------       ---------       ---------

Total Revenues                                          30,600         31,551          91,310         101,055
                                                      --------       --------       ---------       ---------

EXPENSES

Interest                                                11,310          9,188          32,019          28,996
Rental Operating                                         8,808          8,897          26,216          27,812
General and Administrative                               4,090          2,242           8,794           5,901
Litigation                                                 977           --             3,613            --
Costs Associated with Unsolicited Proposal and
    Pursuit of Strategic Alternatives                    3,320          1,797           4,642           2,672
Restructuring Charge                                     2,144           (147)          2,144           1,353
Abandoned Acquisition Costs                               --             --              --               748
Impairment Write-Off                                    32,330          1,000          32,330           2,200
Depreciation and Amortization                            6,567          6,188          19,960          19,668
                                                      --------       --------       ---------       ---------
Total Expenses                                          69,546         29,165         129,718          89,350
                                                      --------       --------       ---------       ---------
Income (Loss) From Operations Before Income from
    Unconsolidated Subsidiaries, Minority
    Interest, Gain on Sales of Real Estate and
    Cumulative Effect of Change in Accounting
    Principle                                          (38,946)         2,386         (38,408)         11,705
Income from Unconsolidated Subsidiaries                     33            204              99             646
Minority Interest                                          615         (1,567)         (1,386)         (3,950)
Gain on Sales of Real Estate                               832          9,499           1,226           9,499
                                                      --------       --------       ---------       ---------
Net Income (Loss) Before Cumulative Effect
     of Change in Accounting Principle                 (37,466)        10,522         (38,469)         17,900
Cumulative Effect of Change in Accounting
     Principle                                            --             --              --            (1,866)
                                                      --------       --------       ---------       ---------
Net Income (Loss)                                     $(37,466)      $ 10,522       $ (38,469)      $  16,034

Dividends Paid to Preferred Stockholders                (1,667)        (1,400)         (4,467)         (4,200)
                                                      --------       --------       ---------       ---------
Income (Loss) Available to Common Stockholders        $(39,133)      $  9,122       $ (42,936)      $  11,834
                                                      ========       ========       =========       =========

BASIC AND DILUTED EARNINGS PER SHARE
Net Income (Loss) Before Cumulative Effect of
    Change in Accounting Principle                    $  (1.21)      $   0.28       $   (1.33)      $    0.43
Cumulative Effect of Change in Accounting
      Principle                                           --             --              --             (0.06)
                                                      --------       --------       ---------       ---------
Net Income (Loss)                                     $  (1.21)      $   0.28       $   (1.33)      $    0.37
                                                      ========       ========       =========       =========

See the Accompanying Notes

                                    BURNHAM PACIFIC PROPERTIES, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                             (IN THOUSANDS)
                                               (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                   2000                1999
                                                                -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                $(38,469)            $ 16,034
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
  Depreciation and Amortization                                    20,935               20,795
  Impairment Write-off                                             32,330                2,200
  Gain on Sales of Real Estate                                     (1,226)              (9,499)
  Cumulative Effect of Change in Accounting Principle                --                  1,866
  Abandoned Acquisitions Costs                                       --                    748
  Restructuring Charge                                              2,144                  371
  Provision for Bad Debt                                              785                  627
  Common Stock - Directors' Fees                                      115                  192
  Stock Options - Compensation Expense                                200                  201
  Minority Interest                                                 1,386                3,950
  Income from Unconsolidated Subsidiaries                             (99)                (646)
Changes in Other Assets and Liabilities:
   Receivables and Other Assets                                    (5,793)             (10,363)
   Accounts Payable and Other Liabilities                          (1,396)             (20,541)
   Tenant Security Deposits                                           (37)                (417)
                                                                 --------             --------
Net Cash Provided by Operating Activities                          10,875                5,518
                                                                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and
   Capital Expenditures                                           (34,331)             (55,659)
Reimbursement of Development Costs                                    100                7,450
Proceeds from Sales of Real Estate                                 21,567               44,726
Investment in Unconsolidated Subsidiaries                             (77)              (1,153)
                                                                 --------             --------
Net Cash Used for Investing Activities                            (12,741)              (4,636)
                                                                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Line of Credit Agreements                         35,469               17,000
Repayments under Line of Credit Agreements                        (16,497)             (27,917)
Principal Payments of Notes Payable                                (8,226)              (4,407)
Borrowings under Notes Payable                                     14,346               30,945
Restricted Cash                                                    (1,299)              (2,445)
Dividends Paid                                                    (24,667)             (29,448)
Issuance of Stock-Net                                                --                     43
Distributions Made to Minority Interest Holders                    (4,143)              (4,437)
                                                                 --------             --------
Net Cash Provided by (Used for) Financing Activities               (5,017)             (20,666)
                                                                 --------             --------
Net Decrease in Cash and Cash Equivalents                          (6,883)             (19,784)
Cash and Cash Equivalents at Beginning of Period                   11,119               20,873
                                                                 --------             --------
Cash and Cash Equivalents at End of Period                       $  4,236             $  1,089
                                                                 ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
Cash Paid During Nine Months for Interest                        $ 21,139             $ 31,972
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
                                               ========          ========          ========          ========

         In 2000 and 1999, dividends and shares from conversion of Preferred Stock and minority interest expense and shares issuable upon the redemption of units of limited partnership of Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") were excluded from the diluted earnings per share calculations because they were anti-dilutive.

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

5.       SERVICE CORPORATION SUBSIDIARY

         Until September 2000, the Company was party to an agreement with the State of California Public Employees' Retirement System ("CalPERS") pursuant to which the Company was eligible to earn asset management, leasing, acquisition, and disposition fees. Although this agreement has terminated, it was originally thought to be possible that the fee income that could be earned through this arrangement might approach or exceed 5% of its gross revenues for calendar year 2000. In order to maintain the Company's status as a REIT it was necessary for the Company to assign to BPP Services, Inc., a Maryland corporation, its rights and obligations to perform asset management services and leasing services in connection with the agreement with CalPERS and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. In order to satisfy the REIT provisions of the Internal Revenue Code, in calendar year 2000 the Company may not, directly or indirectly, own more than 10% of the voting stock in BPP Services, Inc. Accordingly, the Operating

         Partnership owns 1% of the outstanding voting stock of BPP Services, Inc. The senior executive officers of the Company either own or have the right to acquire from certain former executives of the Company the remaining 99% of the outstanding voting stock. However, including the shares of non-voting stock, the Operating Partnership owns 95% of the outstanding equity and economic interest in BPP Services, Inc. and the Senior executive officers either own or have the right to acquire from certain former executives of the Company the remaining 5% interest. The Company accounts for BPP Services under the equity method of accounting.

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

         The Company evaluates the performance of its assets within these segments based on the net operating income of the respective property. Net operating income is calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment is as follows (in thousands):

-----------------------------------------------------------------------------------------------------
                                                         Retail            Office              Total
-----------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2000:
Rental Revenues                                        $ 29,630           $  602              $30,232
Net Operating Income                                   $ 20,842           $  582              $21,424

Nine Months Ended September 30, 2000:
Rental Revenues                                        $ 87,257          $ 2,020              $89,277
Net Operating Income                                   $ 61,112          $ 1,949              $63,061

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
                                                                =========                 ==========

The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the periods presented (in thousands):

                                                             Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                        ----------------------------   --------------------------------
                                                            2000           1999            2000             1999
                                                        --------------  ------------   -------------   ----------------
REVENUES:
Total Rental Revenues for Reportable Segments          $ 30,232          $ 29,104      $  89,277        $  95,995
Fee Income                                                  -0-             2,092            803            4,058
Interest Revenue                                            368               355          1,230            1,002
                                                       --------          --------      ---------        ---------
   TOTAL CONSOLIDATED REVENUES                         $ 30,600          $ 31,551      $  91,310        $ 101,055
                                                       ========          ========      =========        =========

NET OPERATING INCOME:
Total Net Operating Income for Reportable Segments     $ 21,424          $ 20,207      $  63,061        $  68,183
Additions:
   Interest and Other Revenue                               368               355          1,230            1,002
   Fee Income                                               -0-             2,092            803            4,058
   Income from Unconsolidated Subsidiaries                   33               204             99              646
   Gain on Sales of Real Estate                             832             9,499          1,226            9,499
                                                       --------          --------      ---------        ---------
Total Additions                                           1,233            12,150          3,358           15,205
Deductions:
   Interest Expense                                      11,310             9,188         32,019           28,996
   General and Administrative Expenses                    4,090             2,242          8,794            5,901
   Litigation Expense                                       977              --            3,613             --
   Restructuring Charge                                   2,144              (147)         2,144            1,353
   Abandoned Acquisition Costs                             --                --             --                748
   Costs Associated with Unsolicited Proposal and
      Pursuit of Strategic Alternatives                   3,320             1,797          4,642            2,672
   Impairment Write-Off                                  32,330             1,000         32,330            2,200
   Depreciation and Amortization                          6,567             6,188         19,960           19,668
   Minority Interest                                       (615)            1,567          1,386            3,950
                                                       --------          --------      ---------        ---------
Total Deductions                                         60,123            21,835        104,888           65,488

Net Income (Loss) Before Cumulative Effect of Change
in Accounting Principle                                $(37,466)         $ 10,522      $ (38,469)       $  17,900
Cumulative Effect of Change in Accounting Principle        --                --             --             (1,866)
                                                       --------          --------      ---------        ---------
Net Income (Loss)                                      $(37,466)         $ 10,522      $ (38,469)       $  16,034
                                                       ========          ========      =========        =========


The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at September 30, 2000 and December 31, 1999 (in thousands):

                                                    SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                    ------------------        -----------------
Total Real Estate for Reportable Segments                $ 978,181               $ 1,029,273
Other Real Estate                                            4,012                     7,021
                                                         ---------               -----------
Total Real Estate                                        $ 982,193               $ 1,036,294
Less Accumulated Depreciation                              (74,940)                  (65,494)
                                                         ---------               -----------
Real Estate, Net                                           907,253                   970,800
Other Assets                                                83,051                    64,215
                                                         ---------               -----------
Consolidated Assets                                      $ 990,304               $ 1,035,015
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

13.      ADOPTION OF PLAN OF LIQUIDATION AND RELATED ASSET SALES

         On August 31, 2000, the Company's Board of Directors adopted a plan the Plan of Liquidation. The Plan of Liquidation contemplates the orderly sale of the Company's assets for cash or cash equivalents and the payment of (or provision for) the Company's liabilities and expenses, including the establishment of a reserve to fund the Company's contingent liabilities. The principal purpose of the Plan of Liquidation is to maximize stockholder value by liquidating the Company's assets and distributing the net proceeds of the liquidation to the holders of the Company's Preferred Stock, Common Stock, and Preferred and Common Operating Partnership Units. The Company entered into three agreements to further this objective, two of which are currently in effect.

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

         Subject to the terms of the agreement, the Liquidator will provide property, asset and construction management services and leasing services for all of the Company's properties other than those properties sold to Prudential. As compensation for the property management services to be rendered by the Liquidator under the Liquidation Services Agreement, the Company agreed to pay the Liquidator a property management fee equal to four percent (4%) of the gross revenues received from the properties in consecutive monthly installments as and when such revenues are received. As compensation for the asset management services to be rendered by the Liquidator, the Company agreed to pay to the Liquidator an asset management fee equal to two percent (2%) of the gross revenues received from the properties in consecutive monthly installments as and when said gross revenues are received. In addition, if and to the extent that the liquidation results in liquidating distributions to the common stockholders of the Company in excess of $7.50 per share, the Liquidator shall be paid a disposition incentive fee equal to 10% of the amount by which the actual aggregate amount of the per share liquidating distributions to the common stockholders exceeds $7.50 per share. As compensation for its construction management services, the Liquidator shall receive a construction management fee equal to 5% of costs, excluding the cost of land, for all construction projects having aggregate costs of greater than $50,000. In addition, the Liquidator shall receive certain leasing fees as follows:

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Formation of Service Corporation Subsidiary:

The Company is party to an agreement with the State of California Public Employees' Retirement System ("CalPERS") pursuant to which the Company earns asset management, leasing, acquisition, and disposition fees. In order to maintain the Company's status as a REIT, it became necessary for the Company to form a Service Corporation since the fee income that could be earned through this arrangement might approach or exceed 5% of its gross revenues for calendar year 2000. Accordingly, the Company formed BPP Services, Inc., a Maryland corporation, and assigned to BPP Services its rights and obligations to perform asset management services and leasing services in connection with the agreement with CalPERS and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. On September 30, 2000 CalPERS exercised its right under the joint venture agreement between CalPERS and the Company to terminate the Company's role as managing member of BPP Retail, LLC. As a result, the Company is no longer engaged in fee generating asset management, leasing, acquisition and disposition activity under this arrangement. Therefore, the need for a separate service corporation no longer exists. The Company expects that BPP Services, Inc. will be either liquidated or merged into the Operating Partnership on or prior to December 31, 2000. The Company accounts for BPP Services under the equity method of accounting.

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

Total revenues decreased $951,000. Rental Revenues increased $1,128,000 as a result of an increase in rental revenue from portions of development and redevelopment projects placed into service partially offset by a decrease in rental revenue resulting from asset sales completed after June 1999. Management Fee income decreased $2,092,000 as a result of less fee income related to the Company's former joint venture with CalPERS and the formation of BPP Services, Inc. in March 2000.

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

Rental operating expenses decreased $89,000. An increase in expenses from portions of development and redevelopment properties being placed into service was offset by reduced operating expenses resulting from asset sales completed since June 1999, and the formation of BPP Services, Inc.

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

Income from unconsolidated subsidiaries decreased $171,000 primarily due to the transfer to CalPERS of substantially all of its equity interest in BPP Retail, LLC.

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

Total revenues decreased $9,745,000. Rental Revenues decreased $6,718,000 primarily as a result of asset sales completed after March 1999 and a decrease in lease termination fees of $1,582,000, partially offset by an increase in rental revenues from development and redevelopment properties being placed into service. Management fee income deceased $3,255,000 as a result of less fee income related to the Company's former joint venture with CalPERS, and the formation of BPP Services, Inc. in March 2000.

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

Rental operating expenses decreased $1,596,000. An increase in expenses from portions of development and redevelopment properties being placed into service was offset by reduced operating expenses resulting from asset sales competed after March 1999, and the formation of BPP Services, Inc.

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

Income from unconsolidated subsidiaries decreased $547,000 as a result of the Company's December 1999 transfer to CalPERS of substantially all of its equity interest in BPP Retail, LLC.

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

The calculation of FFO for the respective periods is as follows (in thousands). The 1999 presentation has been changed to reflect the new definition of FFO:

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                   ----------------------------------   ----------------------------------
THE CALCULATION OF FFO:                                  2000             1999               2000              1999
-----------------------                            ----------------- ----------------   ---------------- -----------------
Income (Loss) Available to Common Stockholders     $    (39,133)       $      9,122       $    (42,936)     $     11,834
  Adjustments:
Depreciation and Amortization of Real Estate and
    Tenant Improvements                                   6,487               6,631             19,753            20,339
Cumulative Effect of Change in Accounting
       Principle                                             --                  --                 --             1,866
Gain on Sales of Real Estate                               (832)             (9,499)            (1,226)           (9,499)
Impairment Write-Off                                     32,330               1,000             32,330             2,200
                                                   ------------        ------------       ------------      ------------
Funds from Operations-Basic                         $    (1,148)       $      7,254       $      7,921      $     26,740
 Adjustments:
Operating Partnership Units                                                                                        3,950
Convertible Preferred Stock                                                                                           --
                                                   ------------        ------------       ------------      ------------
Funds from Operations-Diluted                      $     (1,148)       $      7,254       $      7,921      $     30,690
                                                   ============        ============       ============      ============

WEIGHTED AVG NUMBER OF SHARES:
Basic                                                32,324,107          32,063,441         32,308,001        31,992,929
                                                   ============        ============       ============      ============
Diluted                                              32,324,107          32,063,441         32,308,001        37,086,381
                                                   ============        ============       ============      ============

FFO PER SHARE:
Basic                                              $      (0.04)       $       0.23       $       0.25      $       0.84
                                                   ============        ============       ============      ============
Diluted                                            $      (0.04)       $       0.23       $       0.25      $       0.83
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

Date:    //NOVEMBER 22, 2000//           By:    /s/ DANIEL B. PLATT
     ----------------------------               -------------------------------
                                                Daniel B. Platt,
                                                Chief Financial Officer