Form 10-K405
period 2000-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 2001-04-03
CIK 805730

                       SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000        Commission file number 1-9524

                        BURNHAM PACIFIC PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Maryland                                       33-0204162
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

110 West A Street, Suite 900, San Diego, California                    92101
---------------------------------------------------                 ----------
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

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  |X|   NO | |

--------------------------------------------------------------------------------
Indicates by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

--------------------------------------------------------------------------------
At March 27, 2001 the aggregate market value of the Registrant's shares of common stock, $.01 par value, held by non-affiliates of the Registrant was $138,143,648.

--------------------------------------------------------------------------------
There were 32,336,622 shares of common stock outstanding at March 27, 2001.
Part III of this Form 10-K incorporates certain provisions of the Registrant's Proxy Statement for its 2001 Annual Meeting to be filed subsequently.

               FORWARD-LOOKING STATEMENTS AND CERTAIN RISK FACTORS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements relating to the implementation of our Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation"), future capital expenditures, liquidity, financing sources and availability, and the effects of environmental and other regulations. You can identify forward-looking statements by our use of the words "anticipate," "assume," "believe," "estimate," "expect," "intend," "project" and other similar expressions. Readers should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of Burnham Pacific Properties, Inc. (the "Company") and could materially affect the Company's actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risk factors.

                                  RISK FACTORS

WE CANNOT ASSURE THE AMOUNTS OR TIMING OF LIQUIDATING DISTRIBUTIONS.

If values of our assets decline, or if the costs and expenses related to selling our assets, including the costs of improvements to be made to our assets, exceed our current estimates, then the Plan of Liquidation may not yield liquidating distributions equal to or greater than the recent market prices of the shares of common stock of the Company. In addition, the ability to sell real estate assets depends, in some cases, on the availability of financing to buyers on favorable terms. If such financing is not available, it may take longer than expected to sell our assets at desirable prices, and this may delay our ability to make liquidating distributions. There can be no assurance that we will be successful in disposing of our remaining assets for values approximating those currently estimated by us or that related liquidating distributions will occur within the currently estimated timetable.

THE AMOUNTS AND TIMING OF THE LIQUIDATING DISTRIBUTIONS MAY BE ADVERSELY AFFECTED BY LIABILITIES AND INDEMNIFICATION OBLIGATIONS FOLLOWING ASSET SALES.

In selling our assets, we may be unable to negotiate agreements that provide for the buyers to assume all of the known and unknown liabilities relating to the assets, including, without limitation, environmental and structural liabilities. In addition, if we agree to indemnify the buyers for such liabilities, we may be unable to limit the scope or duration of such indemnification obligations to desirable levels or time periods. As a result, we may determine that it is necessary or appropriate to reserve cash amounts in order to attempt to cover the liabilities not assumed by the buyers and to cover potential indemnifiable losses. Reserving such amounts and indemnifying buyers for liabilities that arise after assets are sold may have a material adverse effect on the amounts and timing of the liquidating distributions made to our stockholders.

WE COULD SUFFER FINANCIAL LOSSES AND PHYSICAL HARM TO OUR PROPERTIES IF OUR LIQUIDATOR PERFORMS INADEQUATELY.

In connection with the Plan of Liquidation, we engaged DDR Real Estate Services, Inc. ("DDRRES"), an affiliate of Developers Diversified Realty Corporation, to serve as our third-party liquidator because we believe the engagement should enable us to reduce our overhead expenses and because we believe DDRRES has more experience in executing certain of the transactions contemplated by the Plan of Liquidation than our management. If DDRRES performs inadequately, we could suffer financial harm resulting from unsatisfactory leasing results, unsatisfactory maintenance of our properties, dissatisfied tenants, and the expenditure of financial and management resources to remedy any problems, each of which could materially adversely affect the amount and timing of liquidating distributions to our stockholders.

THE TRANSFER OF OUR REMAINING ASSETS TO A LIQUIDATING TRUST WILL AFFECT THE LIQUIDITY OF YOUR OWNERSHIP INTERESTS, AND THE ANTICIPATION OF THAT TRANSFER MAY REDUCE THE PRICE OF OUR COMMON STOCK.

The Company currently expects that the liquidation will be substantially completed not later than the first quarter of 2002, although there can be no assurance in this regard. As a result, it is currently anticipated that not later than the first quarter of 2002 the Company will transfer and assign to a liquidating trust as designated by the Board of Directors all of its then remaining assets and liabilities. After such a transfer to a liquidating trust, all stock certificates that represent outstanding shares of our common stock will be automatically deemed to represent certificates for beneficial interests in the liquidating trust, and those interests will be non-transferable. As a result, in anticipation of such a transfer and the resulting illiquidity of the beneficial interests, some of our stockholders may desire to sell their shares of common stock. If the number of shares of our common stock for which sell orders are placed is high relative to the demand for such shares, there could be a material adverse effect on the price of the Company's common stock. For a discussion concerning the formation of a liquidating trust, see Item 1, "Business-Adoption and Implementation of Plan of Liquidation."

OUR ABILITY TO GENERATE REVENUES AND MAKE LIQUIDATING DISTRIBUTIONS TO OUR STOCKHOLDERS IS AFFECTED BY THE RISKS INHERENT IN OWNING REAL PROPERTY INVESTMENTS.

The amounts realized upon the sales of assets will depend, in part, on the revenues and net income expected to be derived from such assets. Real property investments are subject to different types and degrees of risk that may reduce the value of our assets and our ability to generate revenues. The factors that may reduce our revenues, net income and cash available for liquidating distributions to stockholders include, but are not limited to, the following:

     o local conditions, such as an oversupply of space or a reduction in demand for real estate in an area;

     o    competition from other available space;

     o    the ability to provide adequate maintenance;

     o    insurance and variable operating costs;

     o    government regulations;

     o    changes in interest rate levels;

     o    the availability of financing;

     o    potential liability due to changes in environmental and other laws;

     o    changes in the general economic climate; and

     o    potential effects of e-commerce.

WE COULD HAVE FINANCIAL DIFFICULTIES AS A RESULT OF A DOWNTURN OR OTHER TRENDS IN THE RETAIL SEGMENT OF THE REAL ESTATE INDUSTRY.

We currently own interests only in retail shopping centers and other properties that are related to retail shopping centers. If there is a downturn in the retail industry or our tenants are otherwise harmed by trends in the retail industry, our ability to sell our properties and make liquidating distributions to our stockholders may be materially adversely affected.

Our performance is linked to economic conditions in the market for retail space generally. The market for retail space has been and could in the future be harmed by:

     o    the volatile nature of the retail business;

     o    ongoing consolidation among retailing companies;

     o over-expansion of retail chains in a general market area resulting in competition among a tenant's own stores;

     o    weak financial condition of large major retailers;

     o    excess amount of retail space in some markets;

     o    increasing consumer purchases through catalogues or over the internet;
          and

     o    changes in consumer preferences.

Changes in these and similar conditions may result in tenant failures or changes in physical requirements of tenant store sizes, which we may have to accommodate to retain or attract tenants. Moreover, because many anchor tenants have negotiating power to demand the exclusive right to sell some types of products in a shopping center, they could impair our ability to lease space to retailers of potentially competing products. To the extent that these conditions impact the market rents for retail space, we could experience a reduction in revenues from, and resulting values for, our properties.

WE MAY BE UNABLE TO REFINANCE, REPLACE OR EXTEND OUR OUTSTANDING INDEBTEDNESS ON FAVORABLE TERMS OR AT ALL.

We borrow money from time to time to pay for the operation of properties and for other general corporate purposes. By borrowing money, we expose ourselves to several risks, including the following:

     o    the inability to repay debt when due;

     o    the inability to refinance debt on favorable terms or at all;

     o    reduced access to additional debt;

     o    increases of variable interest rates and resulting interest expense;
          and

     o    the loss of our property securing any defaulted debt obligation.

As of April 2, 2001, the Company has an aggregate of $225,018,000 of indebtedness outstanding under a secured credit facility, two construction facilities and consolidated mortgage debt secured by interests in the Company's properties. Approximately $108,999,000 of this indebtedness will mature at various times during 2001. The Company currently intends to either repay, refinance, replace, or extend such indebtedness prior to maturity. In the event we are unable to execute any of the foregoing options with respect to maturing debt, we may be forced to either sell some of our assets at unfavorable prices to enable us to repay the loans or risk losing the properties securing the defaulted debt obligations. There can be no assurance that we will be able to repay, refinance, replace, or extend any or all of our outstanding indebtedness on favorable terms or at all. For a discussion concerning the Company's credit facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financing Activities."

WE COULD HAVE FINANCIAL PROBLEMS AS A RESULT OF OUR TENANTS' FINANCIAL DIFFICULTIES.

Over the past 12 months, the retail shopping center industry has experienced a significant increase in the number of tenant bankruptcies. The Company has also experienced an increase in such bankruptcies. At any time, any of our tenants may seek the protection of the bankruptcy laws. Under the bankruptcy laws, that tenant's lease could be rejected and terminated, which would cause us to lose rental income. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in its failure to make rental payments when due. A tenant's failure to affirm its lease following bankruptcy or a weakening of its financial condition could impair our results of operations, result in lower sales prices for our assets and reduce the amounts of liquidating distributions to our stockholders.

TERMS OF SALES OF ASSETS ARE NOT SUBJECT TO STOCKHOLDER APPROVAL AND MAY NOT BE SATISFACTORY TO ALL stockholders.

Our Board of Directors has the authority to sell any and all of the Company's assets on such terms as the Board of Directors determines are appropriate. The Company's stockholders will have no opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales. As a result, the terms of sales of assets may not be satisfactory to all stockholders.

OUR STOCKHOLDERS WILL FACE REDUCED LIQUIDITY AS OUR ASSETS ARE SOLD AND THE PROCEEDS ARE DISTRIBUTED.

As our assets are sold and the proceeds are distributed to our stockholders, the market capitalization, "public float" and the market interest in our common stock by the investment community will diminish, thereby reducing the market price, the market demand and liquidity for shares of the common stock. Depending on the length of the liquidation process and our market capitalization, the New York Stock Exchange may cause the common stock to be delisted at a later stage of the liquidation process.

WE COULD HAVE FINANCIAL DIFFICULTIES AS A RESULT OF REGIONAL ECONOMIC PROBLEMS.

Our properties are located in the western United States, with the substantial majority in the State of California, primarily in the greater Los Angeles and San Francisco Bay areas. Economic problems in these specific areas would harm us more than if our properties were located in more diverse locations. The performance of the economy in each locality affects occupancy, market rental rates and expenses and could lower our revenues and the underlying values of our properties. Moreover, the financial conditions of major local employers may have an impact on our revenues and the value of some of our properties. If there is a downturn in the economy of the region in general or in any of these local economies, our results of operations and our attempts to sell the properties could suffer and we could be unable to make liquidating distributions to our stockholders in amounts and at times currently anticipated. In that regard, we have properties in areas that have been in the past and could be in the future harmed by the following:

     o    adverse conditions in the high technology industries; and

     o natural disasters, including earthquakes and floods. See "Our insurance coverage is limited and may not cover the losses that we may suffer."

WE COULD LOSE TENANTS TO OUR COMPETITORS.

We face competition in attracting tenants to lease our space. Some of these properties may be newer, better located, better designed, or better capitalized or offer lower expenses than our properties. We may find it difficult to lease space at our properties at rents currently charged as a result of competitive commercial properties in a particular area, and this could have a material adverse effect on the amounts realized for the Company's assets in the liquidation.

OUR OPERATIONS MAY BE ADVERSELY AFFECTED IF WE LOSE KEY PERSONNEL.

We depend on the experience and efforts of our management team, particularly executive officers Scott C. Verges, our President and Chief Executive Officer, Daniel B. Platt, our Executive Vice President and Chief Financial Officer, Michael L. Rubin, our Senior Vice President, Chief Operating Officer and Secretary, and Marc T. Artino, our Senior Vice President and Treasurer. These executives have significant experience in the real estate industry generally and with respect to the Company's assets and operating history in particular. The loss of any of their services could harm our operations and the execution of the Plan of Liquidation.

WE COULD INCUR COSTS FROM ENVIRONMENTAL PROBLEMS EVEN THOUGH WE DID NOT CAUSE, CONTRIBUTE TO OR KNOW ABOUT THEM.

Because we own, operate and supervise the management of real estate, for liability purposes we may be considered under the law to be an owner or operator of those properties or as having arranged for the disposal or treatment of hazardous or toxic substances. As a result, we could have to pay removal or remediation costs. Federal, state and local laws often impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of those substances, or the failure to properly remediate them, may impair the owner's or operator's ability to sell or rent the property or to borrow using the property as collateral. A person who arranges for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating the substances at a disposal or treatment facility, whether or not that person owns or operates the facility. Thus, we might have to pay other costs, including governmental fines and costs related to personal injuries and property damage, resulting from the environmental condition of our properties, regardless of whether we actually had knowledge of or contributed to those conditions. Furthermore, environmental laws impose liability for release of asbestos-containing materials into the air. If we were ever held responsible for releasing asbestos-containing materials, third parties could seek recovery from us for personal injuries.

WE COULD INCUR UNANTICIPATED EXPENSES IF WE FAIL TO QUALIFY AS A REIT.

The Company has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code. We believe that since 1987 we have satisfied the REIT qualification requirements. However, the IRS could challenge our REIT qualification for taxable years still subject to audit. Moreover, we may fail to qualify as a REIT in future years. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. For example, in order to qualify as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources, and we must distribute annually to stockholders 90% of our REIT taxable income, excluding net capital gains. In addition, REIT qualification involves the determination of factual matters and circumstances not entirely within our control.

If we were to operate in a manner that prevented the Company from qualifying as a REIT, or if the Company were to fail to qualify for any reason, a number of adverse consequences would result. If in any taxable year we fail to qualify as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. Furthermore, we would be subject to federal income tax on our taxable income at regular corporate rates. Unless entitled to statutory relief, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the funds available for distribution to our stockholders would be reduced for each of the years involved. Although we currently intend to operate as a qualified REIT, future economic, market, legal, tax or other considerations may impair our REIT qualification or may cause our Board of Directors to revoke the REIT election.

BANKRUPTCY REMOTE ENTITIES MAY LIMIT OUR ABILITY TO AVAIL OURSELVES OF THE PROTECTION OF BANKRUPTCY AND INSOLVENCY LAWS.

Many of our properties are held in subsidiaries that are bankruptcy remote entities. When we refer to "bankruptcy remote entities," we mean that these subsidiaries have governance provisions that prohibit or restrict our ability to cause them to file proceedings under bankruptcy and insolvency laws. In the event of a default by a bankruptcy remote subsidiary of the subsidiary's obligations to its creditors, we may not be able to use the protection of bankruptcy or insolvency laws to keep creditors from realizing on collateral or collecting the obligations owed by the subsidiary to the creditors.

OUR INSURANCE COVERAGE IS LIMITED AND MAY NOT COVER LOSSES THAT WE SUFFER.

We have comprehensive general liability coverage and umbrella liability coverage on all of our properties. We believe that our properties are adequately insured against liability claims and the cost of defending those claims. Our coverage is subject to deductibles and to the limitations described below regarding insurance for losses caused by earthquakes or floods. Similarly, we believe that our properties are adequately insured on a replacement cost basis, subject to deductibles, against direct physical damage for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Some types of extraordinary losses, however, either are not insurable or are not economically insurable. Should any uninsured loss occur, we could lose our investment in, and anticipated revenues from, a property. An uninsured loss could harm our business and operations and our ability to make distributions to our stockholders. We also currently insure our properties for loss caused by earthquake in the aggregate amount of $50 million, subject to deductibles, and four of our properties for loss caused by flood. Because of the high cost of this type of insurance coverage and the wide fluctuations in price and availability, we believe that the risk of loss due to earthquakes and floods does not justify the cost to increase this coverage under current market conditions. However, we could suffer material harm if an earthquake, flood or other natural disaster occurs.

PROVISIONS OF OUR ORGANIZATIONAL DOCUMENTS MAY DISCOURAGE ACQUISITION PROPOSALS.

CHARTER AND BYLAWS. Provisions contained in our charter and bylaws may discourage third parties from making a proposal to acquire us, even if some of our stockholders consider the proposal to be in their best interests. These provisions include the following:

     o Our bylaws provide that a special meeting of stockholders may be called by stockholders only when called by stockholders who hold shares representing a majority of votes entitled to be cast at the meeting. This provision could make it difficult for a stockholder to call a meeting for the purpose of approving a change of control without the support of the Board of Directors.

     o Our charter authorizes the Board of Directors to reclassify the Company's authorized stock without approval of the common stockholders generally. This may allow the directors to increase the number of shares of preferred stock presently authorized by a large amount and to establish the preferences and rights of any class or series issued. As a result, the Board of Directors could issue a class or series of preferred stock that would discourage or delay a tender offer or change in control.

     o Our charter generally limits any holder from acquiring more than 9.8% of the value of our stock or number of shares of our outstanding common stock. This may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.8% of the outstanding shares of common stock or otherwise effect a change in control.

OPERATING PARTNERSHIP AGREEMENT. We conduct most of our business through Burnham Pacific Operating Partnership, L.P., a Delaware limited partnership, (the "Operating Partnership"). We are the sole general partner of the Operating Partnership and generally have exclusive management power over its business and affairs. Furthermore, we may not be removed as general partner of the Operating Partnership, with or without cause, by the holders of limited partnership units. As a result of this structure, a third party may be deterred from making an acquisition proposal for the Operating Partnership that it might otherwise make.

OUR SHAREHOLDER RIGHTS AGREEMENT MAY DELAY OR DISCOURAGE ACQUISITION PROPOSALS. On June 19, 1999, following the unsolicited acquisition proposal by Schottenstein Stores Corporation and certain of its affiliates (the "Schottenstein Group") to acquire all of our outstanding common stock, we adopted a shareholder rights agreement. That agreement may discourage other acquisition proposals in the future, even if some of our stockholders consider the proposals to be in their best interests. Under the terms of the shareholders rights agreement, our Board of Directors can in effect delay or prevent a person or group from acquiring more than 10% of the outstanding shares of our common stock. This is because, unless our Board of Directors approves of that person's purchase, after that person acquires more than 10% of our outstanding common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value. These purchases by the other stockholders would substantially reduce the value and influence of the shares of our common stock owned by the acquiring person. Our Board of Directors, however, can prevent the shareholder rights agreement from operating in this manner. Thus, our Board of Directors has significant discretion to approve or disapprove a person's efforts to acquire a large interest in us.

TERMINATION OF THE PLAN OF LIQUIDATION MAY NOT RESULT IN HIGHER VALUE FOR THE STOCKHOLDERS.

The Board of Directors may terminate the Plan of Liquidation for any reason. In the unlikely event the Plan of Liquidation is terminated by the Board of Directors, whether due to unstable or unfavorable real estate or financial market conditions, or for any other reason, at a time when the Company is significantly reduced in size, certain operating costs and risks will increase. This could result in the Company's common stock trading at a greater discount to the underlying value of its real estate assets.

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Company is a real estate operating company which has historically acquired, rehabilitated, developed and managed retail properties nationwide. The Company began operations through a predecessor in 1963 and became a REIT in 1987.

The Company's properties are primarily neighborhood and community shopping centers located in major metropolitan areas. The Company historically focused its investments on shopping centers in mature trade areas with a limited supply of vacant land and with established consumer shopping patterns.

The Company owns its properties and conducts substantially all of its business through the Operating Partnership, of which the Company is the sole general partner and, as the holder of the majority of the common limited partnership units, the owner of a substantial majority of the economic interests. Other limited partners of the Operating Partnership are persons who have contributed interests in properties to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership. The Operating Partnership is the paymaster and employer of all Company employees. At December 31, 2000, the Operating Partnership had 47 employees.

Historically, the Company has emphasized investments in properties located primarily in California. In late 1997, the Company expanded into the Pacific Northwest. In 1999, through its activities in BPP Retail, LLC ("BPP Retail"), its joint venture with the State of California Public Employees' Retirement System ("CalPERS"), the Company acquired properties in other regions of the United States, primarily in Colorado, Texas and Illinois. However, in December 1999, the Company and CalPERS modified the terms of the joint venture as a result of which the Company thereafter owned only a nominal equity interest in the joint venture. On September 30, 2000, CalPERS exercised its right to terminate the Company's role as managing member and the Company concurrently received $250,000 for the sale of its remaining equity interest in the joint venture. As a result, the Company is no longer engaged in fee-generating asset management, leasing, acquisition or disposition activity.

The Company is incorporated under the laws of the State of Maryland. The Company's headquarters are located at 110 West A Street, Suite 900, San Diego, California 92101 and its phone number is (619) 652-4700.

ADOPTION AND IMPLEMENTATION OF PLAN OF LIQUIDATION

On November 12, 1999, the Company publicly announced that its Board of Directors had decided to undertake a review of all strategic alternatives available to the Company to maximize stockholder value, including a possible merger, reorganization or a liquidation of the Company's assets. After completing the review of the Company's alternatives, as well as the proposals to engage in business combinations and other transactions which were submitted by interested parties to the Company during that review, the Board of Directors ultimately determined that the Company's common stockholders would be more likely to realize a higher price per share from a liquidation of the Company than from any other alternative, including a reorganization of the

Company or continuing the Company's business in the ordinary course. Accordingly, on August 15, 2000, the Company announced that its Board of Directors intended to adopt a plan of liquidation and intended to retain a third party to oversee and manage the liquidation process. On August 31, 2000, the Board of Directors adopted the Plan of Liquidation and directed that the Plan of Liquidation be submitted to the Company's stockholders for approval. The stockholders of the Company subsequently approved the Plan of Liquidation at the 2000 Annual Meeting of Stockholders (the "2000 Annual Meeting") held on December 15, 2000.

The Plan of Liquidation contemplates the orderly sale of all of the Company's assets for cash or such other form of consideration as may be conveniently distributed to the Company's stockholders and the payment of (or provision for) the Company's liabilities and expenses, as well as the establishment of reserves to fund the Company's contingent liabilities. The Plan of Liquidation gives the Company's Board of Directors the power to sell any and all of the assets of the Company without further approval by the stockholders and provides that the final liquidating distribution to stockholders shall be made no later than December 15, 2002. The Company intends to conduct the sale of its remaining assets in an orderly manner, and is seeking offers for individual sales or portfolios of its remaining assets. The assets may be sold to one or more purchasers, in one or more transactions over a period of time, in which case the Company would continue to operate until all investments are sold or transferred to a liquidating trust as summarized below.

In the event that the Board of Directors determines that it is not feasible for the Company to pay, or adequately provide for, all debts and liabilities of the Company (including costs and expenses incurred and anticipated to be incurred in connection with the liquidation of the Company) at the time of the final liquidation or the substantial completion of the liquidation, or, if earlier, the latest applicable date to avoid payment by the Company of federal income taxes, or the Board of Directors shall determine that it is not advisable to distribute at such time any of the property then held by or for the account of the Company because the property is not reasonably susceptible of distribution to stockholders or otherwise, the Company may transfer and assign to a liquidating trust as designated by the Board of Directors all of its then remaining assets and liabilities.

The Company currently expects that the liquidation will be substantially completed not later than the first quarter of 2002, although there can be no assurance in this regard. As a result, it is currently anticipated that not later than the first quarter of 2002 any then remaining assets and liabilities will be transferred to a liquidating trust. At that time, certificates representing outstanding shares of common stock will be automatically deemed to represent certificates for beneficial interests in the liquidating trust, which interests will be non-transferable. The timing of any liquidating distributions of net cash proceeds or other consideration will be affected by, among other things, the timing of sales of assets, the repayment of outstanding indebtedness, income tax considerations and the establishment of reserves. Accordingly, no assurances can be given as to the timing of such distributions, which could be made over a substantial period of time. However, in accordance with the Plan of Liquidation, the final liquidating distribution, either directly to the stockholders or to a liquidating trust, will be made no later than December 15, 2002.

The dissolution of the Company will occur after all remaining assets and liabilities are transferred to a liquidating trust. With the transfer to a liquidating trust, the liquidation will be completed for tax purposes, although distribution of the remaining cash and net proceeds from future asset sales is expected to occur subsequent to the establishment of a liquidating trust. Although it is expected that the Company will continue to qualify as a REIT for the period prior to the distribution of the Company's remaining assets to its stockholders (including the transfer of remaining assets to a liquidating trust), no assurance can be given that the Company will not lose or terminate its status as a REIT.

It is not possible to determine with certainty the aggregate net proceeds that may ultimately be available for distribution to the Company's stockholders in the liquidation. That amount will depend upon a variety of factors, including, without limitation, the availability of financing to buyers upon reasonable terms and the timing of and the net proceeds realized from the sale of the Company's properties, as well as the ultimate amounts of liquidation-related expenses and other obligations and liabilities that must be satisfied by the Company or for which reserves must be established. The possibility exists that there could be unforeseen events that adversely impact the price of the Company's remaining unsold assets, and no assurance can be given that the net proceeds per share will therefore equal or exceed the current price of the Company's common stock. The Board of Directors also reserves the right to terminate the Plan of Liquidation at any time.

Since the adoption of the Plan of Liquidation by the Company's Board of Directors in August 2000 through the date of filing, the Company has sold 28 properties for aggregate proceeds of approximately $498,352,000, consisting of approximately $288,090,000 in cash and the assumption of approximately $210,262,000 of liabilities. The Company has applied the cash proceeds as follows: approximately $5,714,000 in closing costs, approximately $126,000,000 to redeem all of the Company's preferred equity, approximately $127,115,000 to further reduce the Company's outstanding indebtedness, approximately $11,100,000 for capital improvements in development properties, approximately $2,525,000 to settle tenant litigation, and approximately $7,251,000 for severance and other liquidation costs. The remainder is being held in cash accounts.

Of the 28 properties sold, 27 were sold in two portfolio sales. First, on September 5, 2000, the Company entered into a Purchase and Sale Agreement with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential has agreed to acquire 13 of the Company's properties for a gross purchase price of approximately $316,610,000, consisting of approximately $148,053,000 in cash and the assumption of approximately $168,557,000 of liabilities. A closing will occur for a property as the conditions are satisfied for that property. To date, the Company has closed on the sale of eight of these properties for aggregate proceeds of $187,932,000, consisting of approximately $121,290,000 in cash and the assumption of approximately $66,642,000 of liabilities.

Second, on April 2, 2001, the Company sold a portfolio of 19 shopping centers to Weingarten Realty Investors for a gross purchase price of approximately $288,500,000, consisting of approximately $145,500,000 in cash and the assumption of approximately $143,000,000 of liabilities. In addition, in October 2000, the Company sold the Anacomp office building for approximately $21,300,000.

For a more detailed discussion of the Company's Plan of Liquidation, including the risk factors and certain other uncertainties associated therewith, please read the Company's definitive Proxy Statement dated November 29, 2000, which related to the 2000 Annual Meeting held on December 15, 2000, and the section entitled "Risk Factors" contained in this Annual Report on Form 10-K.

RETAIL PROPERTIES

As of December 31, 2000, the Company owned, either directly or through its interest in joint ventures, 53 operating retail properties comprising approximately 6.4 million square feet of Company-owned gross leasable area ("GLA"). These properties were located primarily in California, including 20 in the Los Angeles region, 20 in the San Francisco/Sacramento region, and one in the San Diego region. In addition to the California properties, the Company had three properties in Oregon, six in Washington, two in New Mexico, and one in Utah.

These properties consisted of 44 market/drug centers, seven promotional centers, and two entertainment centers, and ranged in size from approximately 9,000 to approximately 498,000 square feet of Company-owned GLA. The properties are designed to attract local and regional area customers and are typically anchored by one or more nationally or regionally known retailers. Depending on the market focus of a specific property, major retailers at a property may include supermarkets, drug stores, value-oriented discount stores, membership warehouses, multi-screen theater complexes, shops or well-known specialty retailers.

The Company (primarily through the Operating Partnership and subsidiaries) owns 47 of these properties in fee and holds six of them under long-term ground leases with expiration dates ranging from 2005 to 2089. The Company leases these properties under approximately 1,216 leases, and overall occupancy at December 31, 2000 was approximately 91.8%. No individual property or single tenant accounted for as much as 10% of the Company's revenues in 2000. No property accounted for 10% or more of the total assets of the Company at December 31, 2000.

OFFICE/INDUSTRIAL PROPERTIES

The Company had disposed of all of its office/industrial properties prior to December 31, 2000. A description of the Company's reportable segments and other related information is set forth in Note 17 to the Consolidated Financial Statements.

ACQUISITIONS

During 2000, the Company did not acquire any properties.

DEVELOPMENT AND REDEVELOPMENT

During 2000, the Company completed the construction of the Downtown Pleasant Hill shopping center, a market and promotional anchored shopping center located in Pleasant Hill, California. Also during 2000, the Company completed the renovation of the Fremont Hub shopping center, an existing market and promotional anchored shopping center located in Fremont, California, and the expansion of the Cameron Park shopping center, an existing market anchored shopping center located in Cameron Park, California.

DISPOSITIONS

During 2000, the Company disposed of seven shopping centers, two office/industrial properties, one residential land parcel, and one leasehold interest in a shopping center. In April 2000, the Company sold its interest in the residential parcel of its Downtown Pleasant Hill development project for approximately $2,900,000, resulting in a loss of approximately $20,000. In April 2000, the Company sold the Chambers Creek shopping center for approximately $3,250,000, resulting in a gain of approximately $438,000. In July 2000, the Company sold the Scripps Ranch office building for approximately $5,550,000, resulting in a gain of approximately $555,000. In August 2000, the Company sold the Santee Village Square shopping center and its leasehold interest in the Bear Creek shopping center for aggregate sales proceeds of approximately $10,025,000, resulting in a gain of approximately $335,000. In October 2000, the Company sold the Anacomp office building for approximately $21,300,000, resulting in a gain of approximately $1,672,000. On December 5, 2000, the Company sold the Meridian Village shopping center and the San Diego Factory Outlet Center for an aggregate of approximately $48,700,000, resulting in an aggregate gain of approximately $3,906,000. On December 29, 2000, the Company sold the La Mancha, Plaza at Puente Hills, and Valley Central shopping centers for an aggregate purchase price of approximately $109,900,000, resulting in an aggregate gain of approximately $12,804,000.

Subsequent to December 31, 2000, the Company disposed of an additional 22 shopping centers. In February 2001, the Company sold the Puget Park and Cameron Park shopping centers for aggregate sales proceeds of approximately $18,953,000. In March 2001, the Company sold the Richmond shopping center for sales proceeds of approximately $10,381,000. Also in April 2001, the Company sold a portfolio of 19 shopping centers for aggregate sales proceeds of approximately $289,100,000. This portfolio included the 580 Marketplace, Arcade Square, Buena Vista, Centerwood, Creekside, Discovery Plaza, Gateway Plaza, Hallmark Town Center, Menifee Town Center, Prospector's Plaza, Ralphs Center, San Marcos Plaza, Shasta Crossroads, Silver Creek Plaza, Southampton, Stoney Point Plaza, Summerhills Plaza, Sunset Center and Westminster Center shopping centers.

PROPERTIES

The following table sets forth the operating properties owned or partially owned by the Company at December 31, 2000:

                                                        COMPANY-OWNED
                                 YEAR       PERCENT          GLA            TOTAL        PRINCIPAL TENANTS
PROPERTY                       ACQUIRED      OWNED      (SQUARE FEET)     OCCUPANCY      (LEASE EXPIRATION DATE)
--------                       --------      -----      -------------     ---------      -----------------------
SAN DIEGO REGION
    San Marcos Plaza(1)          1997        100%             35,880          100.0%     Blockbuster Video (5/31/02)
    SAN MARCOS, CA                                                                       Kinko's (8/31/07)
                                                                                         Starbucks (2/28/09)
                                                        -------------     -----------
    SAN DIEGO REGION TOTALS                                   35,880          100.0%
                                                        -------------     -----------

LOS ANGELES REGION
    Westminster Center(1)        1997        100%            411,417           94.6%     Home Depot (1/31/12)
    WESTMINSTER, CA                                                                      Albertson's (5/31/17)
                                                                                         Edwards Theaters (2/28/12)(3)
                                                                                         Office Max (7/12/07)
                                                                                         Hollytron (1/31/12)
                                                                                         RiteAid (5/31/16)
                                                                                         Petco (3/31/09)

    Mountaingate Plaza(2)        1997        100%            282,163           71.0%     Michael's (8/31/05)
    SIMI VALLEY, CA                                                                      TJ Maxx (11/30/02)
                                                                                         Bally's Fitness (6/28/08)
                                                                                         RiteAid (5/31/04)
                                                                                         Big 5 Sporting Goods (1/31/05)

    Lake Arrowhead               1998        100%            228,975           93.0%     Stater Brothers (9/30/10)
    Village(2)                                                                           Bass Shoes (4/30/05)
    LAKE ARROWHEAD, CA                                                                   McDonald's (8/20/01)
                                                                                         Bank of America (3/31/05)

    Simi Valley Plaza            1997        100%            220,098           94.9%     Home Base (01/31/11)
    SIMI VALLEY, CA                                                                      Edwards Theaters (6/30/19)(3)

    Ladera Center                1997         25%            186,770           95.1%     Ralphs (4/30/06)
    LOS ANGELES, CA                                                                      Ross Dress for Less (1/31/02)
                                                                                         Sav-On Drugs (3/31/04)
                                                                                         Wherehouse Music (11/30/04)

    Santa Fe Springs             1997        100%            164,730           98.4%     Ralphs (9/30/07)
    SANTA FE SPRINGS, CA                                                                 Bank of America (8/31/04)
                                                                                         Blockbuster Video (12/31/04)

    Bell Gardens Marketplace     1997        100%            159,831          100.0%     Food-4-Less (8/01/15)
    BELL GARDENS, CA                                                                     RiteAid (5/31/10)
                                                                                         Big 5 Sporting Goods (1/31/11)

    Crenshaw-Imperial            1997        100%            158,378           90.1%     Ralphs (4/30/06)
    INGLEWOOD, CA                                                                        RiteAid (5/31/09)
                                                                                         Kragen Auto (1/31/04)
                                                                                         Hollywood Video (1/11/10)

    Buena Vista                  1997        100%             90,805           97.4%     Ralphs (7/31/05)
    Marketplace(1)
    DUARTE, CA

    Menifee Town Center(1)       1997        100%             79,134           99.1%     Ralphs (3/31/07)
    MENIFEE, CA                                                                          Chief Auto Parts (5/31/07)
                                                                                         Fashion Bug (10/31/04)

                                                        COMPANY-OWNED
                                 YEAR       PERCENT          GLA            TOTAL        PRINCIPAL TENANTS
PROPERTY                       ACQUIRED      OWNED      (SQUARE FEET)     OCCUPANCY      (LEASE EXPIRATION DATE)
--------                       --------      -----      -------------     ---------      -----------------------

    Margarita Plaza              1997         25%             76,744           85.7%     Food-4-Less (4/30/10)
    HUNTINGTON PARK, CA                                                                  Radio Shack (1/31/06)

    Mission Plaza                1998        100%             72,955           92.2%     Albertson's (11/30/10)
    CATHEDRAL CITY, CA

    Centerwood Plaza(1)          1997        100%             70,992          100.0%     32nd Street Market (5/31/08)
    BELLFLOWER, CA                                                                       Basically-A-Buck (5/31/08)

    Ralphs Center(1)             1997        100%             66,700          100.0%     Ralphs (12/31/07)
    REDONDO BEACH, CA

    Central Shopping Center      1997        100%             62,314           79.0%     Ralphs (8/31/02)
    VENTURA, CA

    Olympiad Plaza(2)            1997        100%             45,600           91.2%     Sav-On Drugs (M-T-M)
    MISSION VIEJO, CA

    Palms To Pines               1998        100%             43,011          100.0%     Metropolitan Theaters (6/30/01)
    PALM DESERT, CA                                                                      Blue Coyote Grill (12/31/06)
                                                                                         McDonald's (7/23/36)

    Ontario Village              1997         99%             39,954          100.0%     Men's Fashion (5/31/02)
    ONTARIO, CA                                                                          Payless Shoes (3/31/04)

    Plaza De Monterey            1998        100%             37,482           98.6%     Hargate TV (3/31/01)
    PALM DESERT, CA

    West Lancaster Plaza         1997         99%             29,318           81.2%     Blockbuster Video (6/30/03)
    LANCASTER, CA                                                                        The Trailblazer's Cafe &
                                                                                         Grill (8/31/03)
                                                        -------------     -----------
    LOS ANGELES REGION TOTALS                              2,527,371           92.0%
                                                        -------------     -----------

SAN FRANCISCO REGION
    Fremont Hub                  1997        100%            497,925           87.1%     Bed, Bath & Beyond (1/31/12)
    FREMONT, CA                                                                          Safeway (10/31/04)
                                                                                         Naz Cinema (12/31/04)
                                                                                         Ross Dress for Less (1/31/05)
                                                                                         Long's Drugs (2/28/03)
                                                                                         Michael's (2/28/04)
                                                                                         Office Max (12/14/01)
                                                                                         Factory 2U (9/30/05)
                                                                                         Jo Ann's Fabrics (4/30/01)
                                                                                         Marie Callender's (9/30/07)

    Downtown Pleasant Hill(2)    2000        100%            340,566           74.2%     Bed, Bath & Beyond (11/30/09)
    PLEASANT HILL, CA                                                                    Ross Dress for Less (4/30/10)
                                                                                         Albertson's (5/31/20)
                                                                                         Borders Books (3/31/15)
                                                                                         Michael's (6/30/10)

    Prospector's Plaza(1)        1997        100%            219,112           95.4%     K-Mart (10/31/06)
    PLACERVILLE, CA                                                                      Albertson's (11/30/06)
                                                                                         Long's Drugs (2/28/07)

    Stoney Point Plaza(1)        1997        100%            198,528          100.0%     Home Base (2/29/08)
    SANTA ROSA, CA                                                                       Food-4-Less (8/31/05)
    (formerly Santa Rosa Value Center)                                                   RiteAid (5/31/09)

                                                        COMPANY-OWNED
                                 YEAR       PERCENT          GLA            TOTAL        PRINCIPAL TENANTS
PROPERTY                       ACQUIRED      OWNED      (SQUARE FEET)     OCCUPANCY      (LEASE EXPIRATION DATE)
--------                       --------      -----      -------------     ---------      -----------------------

  Fremont Gateway Plaza(1)       1997        100%            195,092           83.0%     Raley's (12/31/20)
  FREMONT, CA                                                                            24 Hour Fitness (7/31/13)

  Hilltop Plaza                  1996        100%            193,985           93.4%     Circuit City (1/31/17)
  RICHMOND, CA                                                                           Ross Dress for Less (1/31/08)
                                                                                         PetsMart (3/15/12)
                                                                                         Barnes & Noble (5/20/07)
                                                                                         Office Max (11/30/11)

  Gateway Center                 1997       86.4%            182,054           92.7%     Best Buy (1/31/19)
  MARIN CITY, CA                                                                         Ross Dress for Less (1/31/07)
                                                                                         Long's Drugs (2/28/22)
                                                                                         Linens N Things (1/31/06)
                                                                                         Outback Steakhouse (10/31/08)

  Southampton Center(1)          1997        100%            162,390           97.8%     Raley's (11/30/13)
  BENICIA, CA                                                                            Ace Hardware (5/31/11)

  Silver Creek Plaza(1)          1997        100%            134,018          100.0%     Safeway (12/21/03)
  SAN JOSE, CA                                                                           Walgreens (12/31/11)

  Summerhills Shopping           1997        100%            133,614           92.1%     Raley's (11/30/05)
  Center(1)                                                                              Blockbuster Video (5/31/09)
  SACRAMENTO, CA

  1000 Van Ness                  1996        100%            122,646           95.7%     AMC Theaters (7/31/18)
  SAN FRANCISCO, CA                                                                      Crunch Fitness (12/7/08)

  Shasta Crossroads(1)           1997        100%            121,334           98.0%     Food-4-Less (2/28/10)
  REDDING, CA                                                                            Hometown Buffet (1/31/09)
                                                                                         Blockbuster Video (7/31/01)

  Creekside Shopping Center(1)   1997        100%            116,229           94.2%     Raley's (11/30/13)
  VACAVILLE, CA                                                                          Blockbuster Video (1/31/02)

  580 Marketplace(1)             1997        100%            100,165          100.0%     PW Foods (6/30/05)
  CASTRO VALLEY, CA                                                                      24 Hour Fitness (12/31/02)

  Cameron Park(1)                1997         99%            103,739           81.0%     Safeway (1/31/20)
  CAMERON PARK, CA

  Discovery Plaza(1)             1997        100%             93,398           93.7%     Bel Air Market (3/31/14)
  SACRAMENTO, CA

  Sunset Center(1)               1997        100%             85,198           91.9%     Albertson's (5/31/06)
  SUISUN CITY, CA                                                                        RiteAid (5/31/05)

  Hallmark Town Center(1)        1997        100%             85,066           89.7%     Food-4-Less (8/6/06)
  MADERA, CA                                                                             Bally Total Fitness (1/31/07)

  Richmond Shopping Center(1)    1995         98%             76,692          100.0%     Food-4-Less (9/30/13)
  RICHMOND, CA                                                                           Walgreens (11/30/33)

  Arcade Square(1)               1997        100%             76,497           97.5%     Grocery Outlet (6/1/04)
  SACRAMENTO, CA                                                                         Hollywood Video (3/31/05)
                                                                                         Nation Craft (12/14/03)
                                                        -------------     -----------
  SAN FRANCISCO REGION TOTALS                               3,238,248           90.9%
                                                        -------------     -----------

                                                        COMPANY-OWNED
                                 YEAR       PERCENT          GLA            TOTAL        PRINCIPAL TENANTS
PROPERTY                       ACQUIRED      OWNED      (SQUARE FEET)     OCCUPANCY      (LEASE EXPIRATION DATE)
--------                       --------      -----      -------------     ---------      -----------------------
PACIFIC NORTHWEST REGION
    Village East Shopping         1998        100%            135,926           98.7%    Ross Dress for Less (1/31/02)
    Center                                                                               Borders Books (4/30/12)
    SALEM, OR                                                                            Big 5 Sporting Goods (1/31/07)
                                                                                         Shoe Pavilion (12/31/03)

    Design Market(2)              1997        100%             88,487           98.0%    Schoenfeld Interiors (9/30/04)
    BELLEVUE, WA                                                                         Arnold's Appliances (8/31/04)
                                                                                         Bellevue Art & Frame (4/30/08)

    Greentree Plaza               1998        100%             78,523          100.0%    GART Sports (1/31/14)
    EVERETT, WA

    Keizer Creekside(2)           1998        100%             61,939           98.2%    RiteAid (8/1/12)
    SALEM, OR

    James Village (Ernst)         1998        100%             52,850          100.0%    G.I. Joe's (4/10/11)
    LYNNWOOD, WA

    Puget Park(1)                 1997        100%             40,988           80.1%    Craft Outlet (2/28/01)
    SOUTH EVERETT, WA

    Fairwood Square               1997        100%             32,910          100.0%    Coldwell Banker (7/31/08)
    RENTON,WA                                                                            Al's Auto (12/31/03)

    Farmington Village            1998        100%             32,740           86.1%    Shari's Restaurant (1/31/11)
    ALOHA, OR                                                                            Farmington Village
                                                                                         Laundromat (6/30/03)

    Park Manor                    1998        100%             28,454           84.0%    Blockbuster Video (6/30/01)
    BELLINGHAM, WA                                                                       Little Caesar's (10/31/02)

                                                        --------------    ------------
    PACIFIC NORTHWEST REGION TOTALS                           552,817           96.0%
                                                        --------------    ------------

MOUNTAIN REGION
    Brickyard Plaza               1998        100%             37,383          100.0%    Media Play (7/28/05)
    SALT LAKE CITY, UT

                                                       ---------------   -------------
    MOUNTAIN REGION TOTALS                                     37,383          100.0%
                                                       ---------------   -------------

SOUTHWEST REGION
    Cruces Norte                  1998        100%             24,730           70.5%    Checker Auto Parts (7/31/04)
    LAS CRUCES, NM                                                                       Radio Shack (5/31/05)

    Silver Plaza                  1997        100%              8,545          100.0%    The Video Stop (6/30/01)
    SILVER CITY, NM                                                                      Radio Shack (8/31/03)

                                                        --------------    ------------
    SOUTHWEST REGION TOTALS                                    33,275           78.1%
                                                        --------------    ------------

TOTAL OPERATING RETAIL PROPERTIES                           6,424,974           91.8%
                                                        ==============    ============

------------
(1) Sold subsequent to December 31, 2000.
(2) Subject to purchase agreement.
(3) Edwards has filed for bankruptcy.

PORTFOLIO COMPOSITION

The information in the following table indicates the composition of the operating properties by retail property type owned or partially owned by the Company as of December 31, 2000:

                                            Number of       Percentage of Total
                                           Properties        Company-Owned GLA
                                          ------------     ---------------------
    Market/Drug (1)                            44                  73.2%
    Promotional (2)                             7                  24.2
    Other                                       2                   2.6
                                          ------------     ---------------------
      Total Retail Portfolio                   53                 100.0%
                                          ============     =====================
    -----------
     (1) The Company defines Market/Drug centers as those centers that serve a fairly localized trade area and that offer an assortment of goods and services designed to meet the daily needs of consumers.
     (2) The Company defines Promotional Centers as those centers with multiple promotional retailers as anchor tenants. The Company defines promotional retailers as retailers which typically offer convenience, a broad selection and low pricing on a fairly discrete category of retail merchandise.

GEOGRAPHIC DISTRIBUTION

The Company's operating retail properties are located in 19 metropolitan statistical areas ("MSA") in five states. The table below demonstrates the geographic distribution of properties owned or partially owned by the Company as of December 31, 2000:

GEOGRAPHIC DISTRIBUTION BY MSA

                                    Number of          Company-          Percentage of Total
MSA                                 Properties        Owned GLA        Retail Properties' GLA
-----------------                 -------------    ---------------   --------------------------
Fresno, CA                             1                  85,066                1.3%

Los Angeles, CA                       11               1,312,377               20.4

Las Cruces, NM                         2                  33,275                0.5

Napa, CA                               3                 363,817                5.7

Oakland, CA                            5               1,063,859               16.6

Orange County, CA                      2                 457,017                7.1

Pleasant Hill, CA                      1                 340,566                5.3

Portland, OR                           1                  32,740                0.5

Redding, CA                            1                 121,334                1.9

Riverside/San Bernardino, CA           4                 193,402                3.0

Sacramento, CA                         4                 407,248                6.3

Salem, OR                              2                 197,865                3.1

San Diego, CA                          1                  35,880                0.6

Seattle, WA                            6                 322,212                5.0

San Francisco, CA                      2                 304,700                4.7

San Jose, CA                           2                 353,130                5.5

Salt Lake City, UT                     1                  37,383                0.6

Santa Rosa, CA                         1                 198,528                3.1

Ventura, CA                            3                 564,575                8.8
                                  -------------    ---------------   ----------------------
     TOTAL                            53               6,424,974              100.0%
                                  =============    ===============   ======================

TENANT CONCENTRATION--Top Ten Anchor Tenants
Ranked by Annualized Base Rent
(as of December 31, 2000)

                                                                     Percentage                            Percentage
                           Number of                                 of Company's                         of Company's
                            Tenant             Annualized         Total Annualized                        Total Retail
Tenant                    Locations           Base Rent(1)            Base Rent         Leased GLA         Leased GLA
---------------------    -------------    ---------------------   ------------------    ------------    -----------------
Ralphs/Kroger                  8                $ 3,261,733             4.2%                366,622           6.2%
AMC Theaters                   1                  3,219,744             4.1%                 74,000           1.3%
Albertson's                    5                  2,165,590             2.8%                214,237           3.6%
Raley's/Bel Air                5                  1,990,326             2.5%                277,317           4.7%
Food-4-Less                    5                  1,952,434             2.5%                245,433           4.2%
Ross Dress for Less            6                  1,624,145             2.1%                173,614           2.9%
Home Base                      2                  1,587,640             2.0%                197,732           3.4%
Home Depot                     1                  1,259,350             1.6%                102,220           1.7%
Safeway                        3                  1,091,523             1.4%                153,291           2.6%
Office Max                     3                    963,336             1.2%                 73,041           1.2%
                         -------------    ---------------------   ------------------    ------------    -----------------
Total                         39                 19,115,821            24.4%              1,877,507          31.8%
                         -------------    ---------------------   ------------------    ------------    -----------------
Total Retail Portfolio                         $ 78,306,780           100.0%              5,901,080         100.0%
                                          =====================   ==================    ============    =================

----------
(1) Annualized base rent is calculated by multiplying base rent for December 2000 by twelve.

LEASE EXPIRATIONS OF THE COMPANY'S PORTFOLIO

The following table sets forth scheduled lease expirations for leases in effect as of December 31, 2000 for each of the next ten years for all of the Company's properties. The table assumes that none of the tenants exercises renewal options or termination rights.

     Leases            Total Number of                                      Annualized                 Base Rent
  Expiring in:          Leases Expiring         GLA (sq. ft.)              Base Rent(1)            Percent of Total
-----------------    ---------------------   ---------------------   -------------------------   ----------------------
      2001                     276                   577,977                $ 8,585,771                   11.0%
      2002                     209                   545,244                  8,578,284                   11.0%
      2003                     166                   464,262                  6,026,296                    7.7%
      2004                     172                   578,013                  7,767,286                    9.9%
      2005                     166                   674,092                  8,983,388                   11.5%
      2006                      32                   325,100                  2,655,871                    3.4%
      2007                      37                   419,994                  5,224,544                    6.7%
      2008                      23                   277,723                  2,977,481                    3.8%
      2009                      29                   179,517                  2,219,074                    2.8%
      2010                      42                   398,854                  5,399,618                    6.9%
   Thereafter                   64                 1,460,304                 19,889,167                   25.3%
                     ---------------------   ---------------------   -------------------------   ----------------------
                             1,216                 5,901,080                $78,306,780                   100.0%
                     =====================   =====================   =========================   ======================

-----------
(1) Annualized base rent is calculated by multiplying base rent for December 2000 by twelve.

BANKRUPTCY REMOTE PROPERTIES

Twenty-six (26) of the Company's properties, having a net realizable value of approximately $397,633,000 at December 31, 2000 (collectively, the "Bankruptcy Remote Properties" and each, a "Bankruptcy Remote Property"), are wholly-owned by various "Bankruptcy Remote Entities" which are indirect subsidiaries of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its other affiliates, or any other person or entity, other than claims of creditors of such Bankruptcy Remote Entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its other affiliates or any other person or entity. Neither the Company nor any of its other affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity. The Bankruptcy Remote Properties and their respective Bankruptcy Remote Entities are listed below:

OWNER                                        PROPERTY
-----                                        --------
BPP/Crenshaw-Imperial, L.P.                  Crenshaw-Imperial Shopping Center, Inglewood, CA

BPP/Mountaingate, L.P.                       Mountaingate Plaza, Simi Valley, CA

BPP/Simi Valley, L.P.                        Simi Valley Plaza, Simi Valley, CA

BPP/Northwest Acquisitions, L.L.C.           Design Market, Bellevue, WA
                                             Fairwood Square, Renton, WA
                                             Village East Shopping Center, Salem, OR

BPP/Golden State Acquisitions, L.L.C.(1)     Creekside Shopping Center, Vacaville, CA
                                             Sunset Center, Suisun City, CA
                                             Discovery Plaza, Sacramento, CA
                                             Summer Hills Shopping Center, Sacramento, CA
                                             Arcade Square, Sacramento, CA
                                             Prospector's Plaza, Placerville, CA
                                             Stoney Point Plaza (formerly Santa Rosa Value Center), Santa Rosa, CA
                                             580 Marketplace, Castro Valley, CA
                                             Gateway Plaza, Fremont, CA
                                             Southampton Shopping Center, Benicia, CA
                                             Silver Creek Plaza, San Jose, CA
                                             Shasta Crossroads, Redding, CA
                                             Centerwood Plaza, Bellflower, CA
                                             Ralphs Center, Redondo Beach, CA
                                             Westminster Center, Westminster, CA
                                             Buena Vista Shopping Center, Duarte, CA
                                             San Marcos Plaza, San Marcos, CA
                                             Hallmark Town Center, Madera, CA
                                             Menifee Town Center, Menifee, CA

BPP/Arrowhead, L.P.                          Lake Arrowhead Village, Lake Arrowhead, CA

-----------
(1) In April 2001, all of the Golden State Properties were sold.

INDEBTEDNESS

The Company's total indebtedness at December 31, 2000, in the amount of approximately $400,504,000, included approximately $272,839,000 of consolidated mortgage debt secured by interests in certain properties, approximately $51,267,000 of borrowings under secured credit facilities and approximately $76,398,000 of borrowings under secured construction facilities.

MORTGAGE DEBT

The following table sets forth certain information regarding the Company's mortgage debt as of December 31, 2000:

                                                      Principal
                                                       Balance
                                                     Outstanding                                   Interest       Annual
Property                                              12/31/00             Maturity Date             Rate         Payment
--------                                              --------             -------------             ----         -------
Golden State Portfolio (19 properties)(1)(2)        $143,620,000           January 2008(3)           6.76%     $12,265,000
Mountaingate Plaza(1)                                 22,361,000           March 2006(3)             8.05%       2,242,000
Lake Arrowhead Village(1)(4)                          19,288,000           September 2011(3)         9.20%       1,946,000
Gateway Center (previously Marin City)                16,223,000           October 2008(3)           7.39%       1,493,000
Simi Valley Plaza(1)                                  15,909,000           June 2026                 8.98%       1,579,000
Northwest Acquisitions (3 properties)(1)(5)           15,709,000           December 2007(3)          7.45%       1,348,000
City of Pleasant Hill Bonds(4)                        14,085,000           August 2028               5.35%         763,000
Richmond(2)                                            6,637,000           January 2005(3)           9.50%         755,000
Olympiad Plaza(4)                                      5,906,000           October 2007(3)           7.49%         549,000
Crenshaw-Imperial(1)                                   4,987,000           July 2010                 8.80%         535,000
Plaza de Monterey                                      3,870,000           December 2001(3)         10.13%         448,000
Puget Park(2)                                          2,393,000           July 2007(3)              8.38%         268,000
Pleasant Hill Redevelopment Agency(4)                  1,551,000           November 2005(3)         10.00%         155,000
Silver Plaza                                             300,000           September 2001(3)         4.28%          15,000
                                                    ------------                                               -----------
TOTAL                                               $272,839,000                                               $24,361,000
                                                    ============                                               ===========

-----------
(1)  Bankruptcy Remote Properties.
(2)  Sold subsequent to December 31, 2000.
(3)  Balloon payment at maturity.
(4)  Subject to purchase agreement.
(5)  One of the three properties is subject to purchase agreement.

CREDIT FACILITIES

At December 31, 2000, the Company had approximately $48,767,000 and $2,500,000 outstanding under a credit facility with CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation ("GE")) (the "GE Facility") and a credit facility with Union Bank (the "Union Bank Facility"), respectively. The following properties have been provided as collateral for the GE Facility:
Fremont Hub, Hilltop Plaza, Santa Fe Springs, Greentree Plaza,

Keizer Creekside, Ontario Village, Farmington Village, Mission Plaza, Central shopping center, Palms to Pines, Park Manor, Cruces Norte, West Lancaster Plaza, James Village, Brickyard Plaza, and Bell Gardens. The Union Bank facility was secured by a second deed of trust on the Cameron Park shopping center, and an assignment of sale proceeds from Design Market. For a discussion concerning the Company's credit facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financing Activities."

CONSTRUCTION FACILITIES

At December 31, 2000, the Company had three construction facilities ("Construction Facilities") outstanding with various banks. The Company had approximately $23,801,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. The Company also had approximately $43,761,000 of outstanding indebtedness secured by the Downtown Pleasant Hill shopping center. Finally, the Company had approximately $8,836,000 of outstanding indebtedness secured by the Cameron Park shopping center. For a discussion concerning the Company's Construction Facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financing Activities."

REDEMPTION OF PREFERRED EQUITY

On April 3, 2001, the Company redeemed all of the outstanding shares of its Series 2000-C Convertible Preferred Stock ("Series 2000-C Preferred Stock") and all of the outstanding Series 1997-A Preferred Units of limited partnership interest in the Operating Partnership ("Preferred Units") for an aggregate of $126,000,000 in cash plus accrued dividends and distributions. For a discussion concerning the redemption of the Company's preferred equity, see Note 8 to the Consolidated Financial Statements.

2001 ANNUAL MEETING

The Board of Directors has fixed Wednesday, May 30, 2001 as the date for the Company's 2001 Annual Meeting of Stockholders (the "2001 Annual Meeting"). As a result, for nominations of persons for election to the Board of Directors and the proposal of business to be properly brought by a stockholder before the 2001 Annual Meeting (whether pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 or otherwise), the stockholder must give notice thereof, in addition to complying with the other conditions contained in the Company's Bylaws and, if applicable, Rule 14a-8, in writing to the secretary of the Company at the principal executive offices of the Company not later than April 13, 2001.

ITEM 2.  PROPERTIES

The properties the Company owned at December 31, 2000 are described under Item 1 "Business" and in Notes 2 and 3 to the Consolidated Financial Statements. The Company has entered into leases with third party landlords for the office space that it occupies for its regional offices (see Notes 11 and 15 to the Consolidated Financial Statements). Such leases are generally on commercially standard terms and do not involve any commitments which management believes are material to its operations or financial condition.

ITEM 3.  LEGAL PROCEEDINGS

On June 23, 1999, a class action lawsuit was filed in the Superior Court of the State of California, County of San Diego, against the Company and its Board of Directors. The complaint was purportedly filed on behalf of the public stockholders of the Company and alleges that the Board of Directors and the Company violated their fiduciary duties by adopting a shareholder rights agreement, responding to the Schottenstein Group's proposal inappropriately, and adopting severance and other compensatory arrangements.

On June 12, 2000 the Court dismissed the complaint, and denied plaintiffs' request for leave to amend. Counsel for plaintiffs have appealed the Court's dismissal of the lawsuit. The Company believes that any appeal would be without merit.

On February 7, 2000, a derivative lawsuit was filed in the Superior Court of the State of California, County of San Diego, by a purported stockholder, asserting claims on behalf of the Company. On May 2, 2000, the plaintiff filed an amended complaint. The amended complaint contains claims similar to those asserted in the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and certain of its current and former officers. It also names the Company as a nominal defendant. On November 8, 2000, plaintiff filed its Second Amended Derivative Complaint. The Company believes that the plaintiff has not complied with the requirements for bringing a derivative action, and has filed a motion asking the Court to dismiss the suit. That motion is stayed pending a prospective settlement.

On June 14, 2000, the Schottenstein Group commenced an action against the Company and certain of its directors in the United States District Court for the District of Maryland. The complaint in the Maryland action alleged that the Company and its directors violated their fiduciary duties by, INTER ALIA, continuing the date of the 2000 Annual Meeting, adopting a shareholder rights agreement, failing to adequately respond to plaintiff's prior acquisition proposal, and adopting certain severance and other compensation arrangements. On July 31, 2000, the Company and its directors filed a Motion to Dismiss all claims in the litigation. On September 11, 2000, the Company entered into an agreement with the Schottenstein Group pursuant to which, among other things, the Company, the Schottenstein Group, and Michael L. Ashner and Susan Ashner (the "SA Group") granted each other mutual general releases and the SA Group agreed to dismiss the pending litigation. Subsequently, the Court entered an order dismissing the action on September 15, 2000.

On August 9, 2000, a complaint was filed in the Superior Court of the State of California, County of San Diego. The suit was purportedly brought on behalf of the Company as a derivative action and simultaneously on behalf of the Company's stockholders as a class action. The complaint appears to raise similar issues to those raised by the previously filed class action and derivative lawsuits described above. The Company believes the complaint is without merit.

In February 2001, the parties reached an agreement in principle providing for the settlement of the three actions filed in the Superior Court of the State of California, County of San Diego, and all claims that could have been asserted in these actions. Under the proposed settlement, the Company has agreed to certain restrictions regarding the composition of its Board of Directors and disposal of its assets. The Company also made available for review by plaintiffs the proxy statement in connection with the 2000 Annual Meeting. The Company has agreed to pay the $1.9 million in attorneys' fees to plaintiffs' counsel (of which insurers will cover $1.75 million) following the Court's issuance of an order approving the proposed settlement. The settlement is subject to negotiation, execution of a formal stipulation of settlement and Court approval.

In 1999, a lawsuit was filed against the Company by a tenant of a Company-owned property. The complaint alleged, among other things, misrepresentation regarding the use of that property. On July 31, 2000, a jury in San Francisco, California, returned a verdict against the Company for breach of contract and misrepresentation. The jury awarded the tenant out-of-pocket losses, and separately awarded the tenant future lost profits. The Company challenged the award for net lost profits as duplicative. The Court has ruled against the Company and has confirmed the lost profit judgment. Subsequently, judgment was entered to include an additional sum for partial reimbursement of the tenant's attorneys' fees and costs. After judgment was entered, the Company sought to modify or vacate the judgment, both of which motions were denied by the Court. The Company appealed. In March 2001, the Company and the tenant agreed to a settlement that includes a $2,525,000 payment by the Company in full satisfaction of the judgment and a dismissal of the appeal. The settlement was fully accrued in 2000.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2000, the Company held its 2000 Annual Meeting. Proxies for the 2000 Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

At the 2000 Annual Meeting, the Company's stockholders were asked to (i) consider and approve the Plan of Liquidation and (ii) elect nine directors of the Company.

As of September 18, 2000, the record date for the 2000 Annual Meeting, there were 32,324,046 shares of common stock and 4,400,000 shares of Series 2000-C Preferred Stock outstanding and entitled to vote. Because each share of Series 2000-C Preferred Stock was entitled to vote with the holders of common stock on an "as converted" basis (with each share of Series 2000-C Preferred Stock being convertible into approximately 1.626 shares of common stock), the outstanding shares of Series 2000-C Preferred Stock represented approximately 7,154,471 votes entitled to be cast.

PROPOSAL 1. PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION OF THE COMPANY

The Plan of Liquidation contemplates the orderly sale of the Company's assets for cash or such other form of consideration as may be conveniently distributed to the stockholders and the payment of (or provision for) the Company's liabilities and expenses, as well as the establishment of reserves to fund the Company's contingent liabilities. The vote on the Plan of Liquidation was as follows:

                    For              Against         Abstain
                    ---             -------         -------
                 23,999,818         712,087         170,992

     There were 10,986,642 broker non-votes on this proposal.

PROPOSAL 2. ELECTION OF DIRECTORS

The Company nominated nine individuals to serve as directors of the Company to hold office for a term of one year and until his or her successor is elected and qualifies. There was no solicitation in opposition to the Board of Directors' nominees listed in the Proxy Statement. The vote with respect to the nine nominees was as follows:

         Nominee                         For                      Withheld
         -------                         ---                      --------
    Michael L. Ashner                35,060,766                   808,773
    William P. Dickey                35,010,178                   859,361
    Ronald L. Havner, Jr.            34,964,114                   905,425
    James D. Harper, Jr.             34,964,114                   905,425
    James D. Klingbeil               34,964,507                   905,032
    Nina B. Matis                    34,963,714                   905,825
    Donne P. Moen                    34,964,207                   905,332
    Philip S. Schlein                34,964,495                   905,044
    Jay L. Schottenstein             35,120,595                   748,944


                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET DATA

Common stock of the Company is listed on the New York Stock Exchange under the symbol "BPP." The following table sets forth the high and low sale prices of the common stock as reported by the New York Stock Exchange and the per common share distributions paid by the Company for each calendar quarter during 2000 and 1999.

                                                                     Common
                                                                 Distributions
Quarter Ended                   High              Low                 Paid
-------------                   ----              ---                 ----
March 31, 2000                $10.56             $6.00             $.2625
June 30, 2000                   7.94              6.25              .2625
September 30, 2000              7.50              4.88              .1000
December 31, 2000               6.13              4.00              .1000(1)

March 31, 1999                $12.63             $9.81             $.2625
June 30, 1999                  12.88              9.50              .2625
September 30, 1999             12.94             10.56              .2625
December 31, 1999              11.06              8.69              .2625

----------
(1) As a result of the approval of the Plan of Liquidation on December 15, 2000, this payment was a liquidating distribution.

At December 31, 2000, there were approximately 1,753 holders of record of the Company's common stock.

As a result of the adoption and approval of the Plan of Liquidation, the Company has ceased paying regular quarterly dividends. The Company anticipates that it will make one liquidating distribution per quarter to its common stockholders out of the then available cash (after payment of certain indebtedness and the establishment of reserves). However, in general, the Company does not expect to make any liquidating distribution unless the amount of such distribution would equal at least $0.25 per share. The Board of Directors may modify this policy from time to time.

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK

During the three months ended December 31, 2000, the Company issued 40,000 shares of common stock in exchange for 40,000 units of limited partnership held by a limited partner of the Operating Partnership, of which the Company is the general partner. The shares of common stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The Company is relying on the exemption under Section 4(2) based upon factual representations received from the limited partner who received these shares.

SERIES 2000-C CONVERTIBLE PREFERRED STOCK

In December 1997, the Company and the Operating Partnership issued an aggregate of 2,800,000 shares of Series 1997-A Convertible Preferred Stock, par value $.01 per share ("Series 1997-A Preferred Stock"), and an aggregate of 1,600,000 Preferred Units, respectively, in private placements to Westbrook Burnham Holdings, L.L.C. and Westbrook Burnham Co-Holdings, L.L.C. (collectively, "Westbrook") and Blackacre SMC Master Holdings, LLC ("Blackacre"). On August 31, 2000, the Company, the Operating Partnership, Westbrook and Blackacre entered into an Exchange Agreement pursuant to which Westbrook and Blackacre exchanged their Preferred Units for the same number of shares of Series 1997-A Preferred Stock. Westbrook then exchanged its 2,800,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock (together with the Series 1997-A Preferred Stock, the "Preferred Stock") and Blackacre then exchanged its 1,600,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock. Blackacre subsequently transferred 1,200,000 shares of Series 2000-C Preferred Stock to its affiliate, Blackacre Funding LLC.

The Exchange Agreement and the Articles Supplementary that designate the rights, powers and preferences of the Series 2000-C Preferred Stock gave the holders of the Series 2000-C Preferred Stock the right to (A) receive a Change of Control Preference (i.e., an aggregate amount of cash equal to $115,500,000, plus accrued dividends and distributions, plus 5% of any accrued and due dividends and distributions) from the net proceeds of sales of assets as part of the Plan of Liquidation and (B) require the Company to redeem the Series 2000-C Preferred Stock in any event on or after September 30, 2001 for the amount of the Change of Control Preference.

Each share of Series 2000-C Preferred Stock was convertible, at the option of the holder, into a number of shares of common stock (approximately 1.626 as of April 2, 2001) determined by applying a formula (which formula was adjustable upon the occurrence of certain events) set forth in the Company's Articles Supplementary that designate the rights, powers and preferences of the Series 2000-C Preferred Stock.

The shares of Series 2000-C Preferred Stock were issued in reliance on exemptions from registration under Section 3(a)(9) and Section 4(2) of the Securities Act. The Company is relying on the exemption under Section 3(a)(9) because the Series 2000-C Preferred Stock was exchanged by the Company with its existing security holders and no commission or other remuneration was paid or given for soliciting such exchange. The Company is relying on the exemption under Section 4(2) based upon factual representations received from Westbrook and Blackacre that such persons are "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act.

The Company redeemed all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001 for an aggregate of $115,500,000 in cash.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read with Management's Discussion and Analysis of Financial Conditions and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K. Additionally, the selected financial data for 2000 are presented separately for the period prior to adoption of the liquidation basis of accounting (January 1, 2000 to December 15, 2000) and subsequent to its adoption (December 16, 2000 to December 31,
2000) on the following page.



(in thousands except per share amounts)
                                                                          Years Ended December 31,
                                                -------------------------------------------------------------------------
OPERATING STATEMENT DATA                              2000           1999           1998           1997          1996
                                                      ----           ----           ----           ----          ----
TOTAL REVENUES                                    $   121,210    $   132,810    $   131,723    $    68,174    $    47,314
                                                  ===========    ===========    ===========    ===========    ===========

Income (Loss) From Operations                     $   (39,877)   $    14,606    $    25,434    $    12,899    $     9,892
Gain (Loss) on Sales of Real Estate                     6,886         10,371         (1,814)         5,896          2,298
Minority Interest                                      (1,587)        (5,024)        (4,864)           (45)           (35)
                                                  -----------    -----------    -----------    -----------    -----------
Net Income (Loss) Before Extraordinary Item and
   Cumulative Effect of a Change In Accounting
   Principle                                      $   (34,578)   $    19,953    $    18,756    $    18,750    $    12,155
Loss from Early Extinguishment of Debt                   --             --             --              (52)          (884)
Cumulative Effect of a Change in Accounting
    Principle                                            --           (1,866)          --             --             --
                                                  -----------    -----------    -----------    -----------    -----------
Net Income (Loss)                                 $   (34,578)   $    18,087    $    18,756    $    18,698    $    11,271

Dividends Paid to Preferred Stockholders               (6,667)        (5,600)        (5,600)          --             --
                                                  -----------    -----------    -----------    -----------    -----------
Income (Loss) Available to Common Stockholders    $   (41,245)   $    12,487    $    13,156    $    18,698    $    11,271
                                                  ===========    ===========    ===========    ===========    ===========

Earnings Per Share (Basic):
Income (Loss) Before Extraordinary Item and
   Cumulative Effect of a Change in Accounting
   Principle                                      $     (1.45)   $      0.45    $      0.44    $      0.88    $      0.71
Extraordinary Item                                       --             --             --             --            (0.05)
Cumulative Effect of a Change in Accounting
    Principle                                            --            (0.06)          --             --             --
                                                  -----------    -----------    -----------    -----------    -----------
Income (Loss) Available to Common Stockholders    $     (1.45)   $      0.39    $      0.44    $      0.88    $      0.66
                                                  ===========    ===========    ===========    ===========    ===========
Earnings Per Share (Diluted):
Income (Loss) Before Extraordinary Item and
   Cumulative Effect of a Change in Accounting
   Principle                                      $     (1.45)   $      0.45    $      0.44    $      0.88    $      0.71
Extraordinary Item                                       --             --             --             --            (0.05)
Cumulative Effect of a Change in Accounting
   Principle                                             --            (0.06)          --             --             --
                                                  -----------    -----------    -----------    -----------    -----------
Income (Loss) Available to Common Stockholders    $     (1.45)   $      0.39    $      0.44    $      0.88    $      0.66
                                                  ===========    ===========    ===========    ===========    ===========
DIVIDENDS PAID - COMMON                           $    23,431    $    33,717    $    31,310    $    21,856    $    17,113
                                                  ===========    ===========    ===========    ===========    ===========
DIVIDENDS PAID PER SHARE - COMMON                 $      0.73    $      1.05    $      1.05    $      1.00    $      1.00
                                                  ===========    ===========    ===========    ===========    ===========
TAXABLE INCOME PER SHARE - ORDINARY               $      --      $      0.65    $      0.65    $      0.93    $      --
                                                  ===========    ===========    ===========    ===========    ===========


TAXABLE INCOME PER SHARE -  CAPITAL GAIN          $      0.27    $      0.05    $      --      $      --      $      --
                                                  ===========    ===========    ===========    ===========    ===========

BALANCE SHEET DATA
Total Assets                                      $   773,232    $ 1,035,015    $ 1,114,176    $   943,795    $   356,195

Total Notes Payable                               $   349,237    $   400,410    $   394,029    $   369,511    $   105,552

Line of Credit Advances                           $    51,267    $   138,420    $   180,999    $   180,869    $    72,900

Net Assets in Liquidation                         $   177,447

Number of Common Shares Outstanding at Year End        32,337         32,274         31,954         23,449         17,096

Weighted Average Number of Shares-Basic                32,312         32,062         29,864         21,335         17,085

Weighted Average Number of Shares-Diluted              32,312         32,062         30,001         21,521         17,129


                                                                                                                 Continued

The following selected financial data for 2000 are presented separately for the period prior to the liquidation basis of accounting (January 1, 2000 to December 15, 2000) and subsequent to its adoption (December 16, 2000 to December 31,
2000).

(in thousands except per share amounts)

                                                   Period 1/1/00  Period 12/16/00
                                                    to 12/15/00     to 12/31/00
                                                  (Going Concern   (Liquidation
OPERATING STATEMENT DATA                              Basis)          Basis)       Total 2000
                                                      -----           -----        ----------
TOTAL REVENUES                                       $ 116,192       $   5,018       $ 121,210
                                                     =========       =========       =========
Income (Loss) From Operations                        $ (41,194)      $   1,317       $ (39,877)
Gain (Loss) on Sales of Real Estate                      6,886            --             6,886
Minority Interest                                       (1,379)           (208)         (1,587)
                                                     ---------       ---------       ---------
Net Income (Loss) and Cumulative Effect of a
  Change in Accounting Principle                     $ (35,687)      $   1,109       $ (34,578)
Loss from Early Extinguishment of Debt                    --              --              --
Cumulative Effect of a Change in Accounting
  Principle                                               --              --              --
                                                     ---------       ---------       ---------
Net Income (Loss)                                    $ (35,687)      $   1,109       $ (34,578)
Dividends Paid to Preferred Stockholders                (6,667)           --            (6,667)
                                                     ---------       ---------       ---------
Income (Loss) Available to Common
  Stockholders                                       $ (42,354)      $   1,109       $ (41,245)
                                                     =========       =========       =========
Earnings Per Share (Basic):
Income (Loss) and Cumulative Effect of a Change
  in  Accounting Principle                                                           $   (1.45)
Cumulative Effect of a Change in Accounting
  Principle                                                                               --
                                                                                     ---------
Income (Loss) Available to Common Stockholders                                       $   (1.45)
                                                                                     =========
Earnings Per Share (Diluted):
Income (Loss) and Cumulative Effect of a Change
  in Accounting Principle                                                            $   (1.45)
Cumulative Effect of a Change in  Accounting
  Principle                                                                               --
                                                                                     ---------
Income (Loss) Available to Common Stockholders                                       $   (1.45)
                                                                                     =========
DIVIDENDS PAID - COMMON                                                              $  23,431
                                                                                     =========
DIVIDENDS PAID PER SHARE - COMMON                                                    $    0.73
                                                                                     =========
TAXABLE INCOME PER SHARE - ORDINARY                                                  $    --
                                                                                     =========
TAXABLE INCOME PER SHARE -  CAPITAL GAIN                                             $    0.27
                                                                                     =========
BALANCE SHEET DATA
Total Assets                                                                         $ 773,232
Total Notes Payable                                                                  $ 349,237
Line of Credit Advances                                                              $  51,267
Net Assets in Liquidation                                                            $ 177,447
Number of Common Shares Outstanding at Year End                                         32,337
Weighted Average Number of Shares- Basic                                                32,312
Weighted Average Number of Shares-Diluted                                               32,312

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Annual Report on Form 10-K may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to risks and uncertainties related to the Plan of Liquidation, the competitive environment in the retail industry, national and local economic conditions, changes in prevailing interest rates and in the availability of debt, the illiquidity of real estate investments in general, bankruptcy and financial condition of tenants, and environmental risks. Reference is made to FORWARD-LOOKING STATEMENTS AND CERTAIN RISK FACTORS set forth above in this Annual Report on Form 10-K for the fiscal year ended 2000 for a further discussion of these and other factors that might cause actual results to differ materially from those set forth in the forward-looking statements.

OVERVIEW

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships set forth in the consolidated statements of income contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of results of future operations. Unless the context otherwise requires, references herein to the Company include the Operating Partnership and the other directly and indirectly owned subsidiaries of the Company. Effective in the fourth quarter of 1997, the Company formed the Operating Partnership and transferred the fee or beneficial interest in substantially all of its assets to the Operating Partnership or subsidiaries of the Operating Partnership, thereby becoming what is commonly referred to as an "UPREIT."

As a result of the adoption of the Plan of Liquidation and its approval by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuation of real estate held for sale is based on current contracts, estimated as determined by independent appraisals or other indications of sales value. The valuations of other assets and liabilities under the liquidation basis of accounting are based on management's estimates and assumptions as of December 31, 2000. The financial results for 2000 are presented separately for the period prior to the adoption of the liquidation basis of accounting (January 1, 2000 to December 15, 2000) and subsequent to its adoption (December 16, 2000 to December 31, 2000). To properly compare the operating results in Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 to the prior year, the amounts for the entire 2000 year were used.

The Company's strategic focus has historically been the acquisition, rehabilitation, development, and operation of retail shopping centers. However, pursuant to the Plan of Liquidation, the Company is now focusing on the orderly sale of all of its assets. At December 31, 2000, the Company owned interests in 53 operating retail properties. Forty-one (41) of the properties were located in California, six in Washington, three in Oregon, two in New Mexico, and one in Utah.

RESULTS OF OPERATIONS

COMPARISON OF 2000 TO 1999. NET INCOME (LOSS) available to common stockholders for 2000 was a net loss of $41,245,000 compared to net income of $12,487,000 in 1999. Net income for 2000 included a net gain on sales of real estate of $6,886,000, while net income for 1999 included a net gain on sales of real estate of $10,371,000. The 2000 and 1999 periods were unfavorably impacted by costs of $7,694,000 and $4,548,000, respectively, associated with the Company's pursuit of its strategic alternatives and the adoption and implementation of the Plan of Liquidation. Net income for 2000 was also unfavorably impacted by a third quarter impairment write-off of $32,330,000 taken in contemplation of the Company's plan to liquidate, a restructuring charge of $1,921,000 for severance and related costs for employees affected by the termination of the Company's joint venture with CalPERS, and litigation and legal expenses of $3,902,000 related to a verdict against the Company in favor of a tenant. Net income for 1999 was unfavorably impacted by a $1,353,000 restructuring charge related to the Company's decision to outsource its property management function to third-party providers, $748,000 in costs associated with the abandonment of certain prospective acquisition transactions, $2,200,000 in impairment write-offs related to the sales of two office building properties, and $1,866,000 recognized as the cumulative effect of a change in accounting principle. If these one-time charges were excluded, income before gain (loss) on sales of real estate and before income allocated to minority interest in 2000 was $6,495,000 compared with $23,455,000 in 1999. Distributions on the Preferred Stock amounted to $6,667,000 in 2000 and $5,600,000 in 1999, while income allocated to minority interest decreased to $1,587,000 in 2000 compared with $5,024,000 in 1999.

TOTAL REVENUES decreased $11,600,000 to $121,210,000 from $132,810,000 in 1999.
Rental revenues decreased $6,643,000 primarily as a result of asset sales completed in 1999 and 2000 and a decrease in lease termination fees of $3,169,000, partially offset by an increase in rental revenues from development and redevelopment properties being placed into service. Management fee income decreased $4,310,000 as a result of less fee income related to the Company's former joint venture with CalPERS, and the formation of BPP Services, Inc. ("BPP Services") in March 2000.

RENTAL OPERATING EXPENSES decreased $487,000 to $35,345,000 from $35,832,000 in 1999. Reduced operating expenses resulting from asset sales were partially offset by an increase in expenses (from portions of development and redevelopment properties being placed into service).

PROVISION FOR BAD DEBT increased $598,000 to $1,829,000 from $1,231,000 in 1999. This increase is primarily related to increasing tenant financial problems resulting from a weakening retail economy.

INTEREST EXPENSE increased $4,614,000 to $42,823,000 from $38,209,000 in 1999.
The increase in interest expense is primarily attributable to an increase in interest rates during 1999 and 2000, and higher costs associated with the refinancing of the GE Facility in November 1999. Average debt outstanding in 2000 was approximately $522,422,000, as compared to approximately $571,616,000 in 1999. Total debt outstanding on December 31, 2000 and the related weighted average interest rate were $400,504,000 and 7.88%, respectively, compared with $538,830,000 and 7.73%, respectively, on December 31, 1999. Interest capitalized in conjunction with development and expansion projects was $7,516,000 in 2000, compared with $6,156,000 in 1999.

DEPRECIATION AND AMORTIZATION EXPENSES decreased $1,490,000 to $24,874,000 in 2000 from $26,364,000 in 1999. This decrease is primarily attributable to the disposition activity in 1999 and 2000. In addition, depreciation expense decreased approximately $794,000 as a result of the Company no longer recording depreciation expense subsequent to the adoption of the liquidation basis of accounting on December 15, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES increased $1,325,000 to $8,906,000 in 2000 from $7,581,000 in 1999. This increase is primarily attributable to severance expense in the amount of $1,625,000 related to the resignation of the Company's former Chief Executive Officer.

INCOME FROM UNCONSOLIDATED SUBSIDIARIES decreased $977,000 to $100,000 from $1,077,000 in 1999. This decrease is primarily the result of the Company's December 1999 transfer to CalPERS of substantially all of its equity interest in BPP Retail.

GAIN ON SALES OF REAL ESTATE. During 2000, the Company disposed of seven shopping centers, two office/industrial properties, one residential land parcel, and one leasehold interest in a shopping center at a net gain of $6,886,000, compared with the sale of five shopping centers, two office buildings, and its interest in the CalPERS joint venture at a net gain of $10,371,000 in 1999.

Income allocated to MINORITY INTEREST decreased $3,437,000 to $1,587,000 from $5,024,000 in 1999. This decrease is primarily related to the losses sustained by the Company in the year 2000, and the exchange of Preferred Units for Series 2000-C Preferred Stock.

IMPAIRMENT WRITE-OFF. During the third quarter of fiscal 2000, the Company recorded a non-cash charge of $32,330,000 for impairment of certain real estate properties in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment charge was based upon a comprehensive review of all 57 of the Company's properties then owned taking into account the Company's implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions. As such, the carrying values of 11 properties were written down to the Company's estimates of fair value. Fair value was based on recent offers, or other then estimates of fair value, such as discounted future cash flow.

COMPARISON OF 1999 TO 1998. NET INCOME available to common stockholders for 1999 totaled $12,487,000 compared with $13,156,000 in 1998. Net income for 1999 included a net gain on sales of real estate of $10,371,000, while net income for 1998 included a net loss on sales of real estate of $1,814,000. Net income for 1999 was unfavorably impacted by a $1,353,000 restructuring charge related to the Company's decision to outsource its property management function to third-party providers, $748,000 in costs associated with the abandonment of certain prospective acquisition transactions, $4,548,000 of costs associated with the unsolicited proposal from the Schottenstein Group, $2,200,000 in impairment write-offs related to the sales of two office building properties, and $1,866,000 recognized as the cumulative effect of a change in accounting principle. If these one-time charges were excluded, income before gain (loss) on sales of real estate, extraordinary item and before income allocated to minority interest was $23,455,000 compared with $25,434,000 in 1998. Distributions on the Series 1997-A Preferred Stock amounted to $5,600,000 in 1999 and 1998, while income allocated to minority interest increased to $5,024,000 compared with $4,864,000 in 1998.

TOTAL REVENUES increased $1,087,000 to $132,810,000 from $131,723,000 in 1998.
This increase is primarily attributable to an increase in fee income of approximately $4,409,000 related to the activity in BPP Retail, the Company's joint venture with CalPERS, and the acquisition of 14 shopping centers, most of which were acquired in the third and fourth quarters of 1998. These increases were partially offset by a decrease in lease termination fees of approximately $2,200,000 and a decrease in rental revenues due to the 1999 disposition activity and the contribution of properties to the CalPERS joint venture. Total revenues were also impacted by delays in new store openings and flat year-to-year same store performance.

RENTAL OPERATING EXPENSES increased $331,000 to $35,832,000 from $35,501,000 in 1998. This increase is primarily attributable to the 1998 acquisition activity, partially offset by the 1999 disposition activity and the contribution of properties to the CalPERS joint venture.

PROVISION FOR BAD DEBT increased $537,000 to $1,231,000 from $694,000 in 1998.

INTEREST EXPENSE increased $921,000 to $38,209,000 from $37,288,000 in 1998. The increase in interest expense is primarily attributable to an increase in interest rates during 1999. Average debt outstanding in 1999 was approximately $571,616,000, as compared to approximately $545,863,000 in 1998. Total debt outstanding on December 31, 1999 and the related weighted average interest rate were $538,830,000 and 7.73%, respectively, compared with $575,028,000 and 7.49%, respectively, on December 31, 1998. Interest capitalized in conjunction with development and expansion projects was $6,156,000 in 1999, compared with $6,518,000 in 1998.

DEPRECIATION AND AMORTIZATION EXPENSES decreased $585,000 to $26,364,000 in 1999 from $26,949,000 in 1998. This decrease is primarily attributable to the disposition activity in 1999 and the contribution of properties to the CalPERS joint venture, partially offset by the acquisition activity in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES increased $1,998,000 to $7,581,000 in 1999 from $5,583,000 in 1998. This increase is primarily attributable to costs associated with the increased level of activity in the CalPERS joint venture. The increase in these costs is offset by the aforementioned fee income derived from the CalPERS joint venture.

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

At December 31, 2000, the Company had an obligation to redeem all of the Preferred Units no later than September 30, 2001.

ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

Prior to the adoption of liquidation basis of accounting, real estate was stated at cost or, in the case of real estate which management believes was impaired, at the lower fair value of such properties. The Company reviewed real estate for impairment whenever events or changes in circumstances indicated that an asset's book value exceeded the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows were less than book value, the asset was reduced to a value equal to the net present value of the expected future cash flows and an impairment loss was recognized. Accordingly, in the third quarter of 2000, the Company recorded a non-cash charge of $32,300,000 for impairment of certain real estate properties.

On December 16, 2000, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable values and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures of approximately $21,351,000 anticipated during the liquidation period. The net adjustment at December 31, 2000, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, amounted to an adjustment of $85,228,000, which is included in the December 31, 2000 Consolidated Statement of Changes in Net Assets (liquidation basis). Adjusting assets to estimated net realizable value resulted in the write-up of certain real estate properties. The write-down of other assets included amounts for unamortized lease commissions and straight-line rents. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

Increase to reflect estimated net realizable values of certain real estate properties           $ 28,388,000
Deferral of appreciated gain on real estate properties                                           (15,584,000)
Decrease to reflect estimated net realizable value of real estate                                (56,004,000)
Write-off of other assets                                                                       (21,802,000)
Increase to reflect net realizable value of investments in unconsolidated
  subsidiaries                                                                                     1,763,000
Deferral of appreciated gain on investments in unconsolidated subsidiaries                        (1,763,000)
Reserve for estimated costs during the period of liquidation                                     (19,116,000)
Liquidation Preference on Series 2000-C Preferred Stock and Preferred Units
  (see Note 8)                                                                                    (6,000,000)
Write-off of deferred debt costs                                                                    (364,000)
Effect on minority interest of adjustment to liquidation basis                                     5,254,000
                                                                                                ------------
Adjustment to reflect the change to liquidation basis of accounting                             $(85,228,000)
                                                                                                ============

RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION

Under liquidation accounting, the Company is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid out over the liquidation period.

The Reserve for Estimated Costs During the Period of Liquidation as of December 31, 2000 include the following:

  Severance                                                             $9,541,000
  Tax liability protection for Operating Partnership unitholders         3,000,000
  Appraiser, liquidator, trustee and advisor fees                        2,525,000
  Professional fees                                                      1,190,000
  Office expenses                                                          660,000
  Other                                                                  2,200,000
                                                                       -----------
  Total                                                                $19,116,000
                                                                       ===========

NET ASSETS IN LIQUIDATION

Net Assets in Liquidation at December 31, 2000 of $177,447,000 or $5.49 per share does not include the Deferred Gain on Real Estate Assets of $17,347,000 or $0.53 per share as the recognition of these amounts have been deferred until their sales. Additionally, Net Assets in Liquidation at December 31, 2000 does not include future net operating income or loss during the period of liquidation. The valuation of Net Assets in Liquidation is based on estimates as of December 31, 2000 and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

ACQUISITIONS AND DEVELOPMENTS

During 2000, the Company did not acquire any properties. During 1999, all of the Company's acquisition activity took place in BPP Retail, the joint venture with CalPERS.

During 2000, the Company completed the construction of the Downtown Pleasant Hill shopping center, a market and promotional anchored shopping center located in Pleasant Hill, California. Also during 2000, the Company completed the renovation of the Fremont Hub shopping center, an existing market and promotional anchored shopping center located in Fremont, California, and the expansion of the Cameron Park shopping center, an existing market anchored shopping center located in Cameron Park, California.

DISPOSITIONS

During 2000, the Company disposed of seven shopping centers, two office/industrial properties, one residential land parcel, and one leasehold interest in a shopping center. In April 2000, the Company sold its interest in the residential parcel of its Downtown Pleasant Hill development project for approximately $2,980,000, resulting in a loss of approximately $20,000. In April 2000, the Company sold the Chambers Creek shopping center for approximately $3,250,000, resulting in a gain of approximately $438,000. In July 2000, the Company sold the Scripps Ranch office building for approximately $5,550,000, resulting in a gain of approximately $555,000. In August 2000, the Company sold the Santee Village Square shopping center and its leasehold interest in the Bear Creek shopping center for aggregate sales proceeds of approximately $10,025,000, resulting in a gain of approximately $335,000. In October 2000, the Company sold the Anacomp office building for approximately $21,300,000, resulting in a gain of approximately $1,672,000. On December 5, 2000, the Company sold the Meridian Village shopping center and the San Diego Factory Outlet Center for an aggregate of approximately $48,700,000, resulting in an aggregate gain of approximately $3,906,000. On December 29,

2000, the Company sold the La Mancha, Plaza at Puente Hills and Valley Central shopping centers for an aggregate of approximately $109,900,000, resulting in an aggregate gain of approximately $12,804,000 which is included in the adjustment to liquidation basis in the accompanying consolidated financial statements.

During 1999, the Company sold five shopping centers and two office properties. In July 1999, the Company sold Wiegand Plaza, Mesa shopping center, Independence Square, and the Poway Village shopping center for aggregate sale proceeds of approximately $44,400,000, resulting in a gain of approximately $8,620,000. In August 1999, the Company disposed of the Ruffin Village shopping center for approximately $3,500,000, resulting in a gain of approximately $1,149,000. In October 1999, the Company sold the Bergen Brunswig office building for approximately $19,250,000, resulting in a gain of approximately $71,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,200,000 in the second quarter of 1999. In December 1999, the Company sold the Marcoa Publishing office building for approximately $2,800,000, resulting in a net loss of approximately $78,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,000,000 in the third quarter of 1999.

In August 1998, the Company sold the parking garage of its 1000 Van Ness project for approximately $13,125,000. No gain or loss resulted from this sale. In December 1998, the Company disposed of the remaining portion of the Plaza Rancho Carmel shopping center for approximately $2,420,000, resulting in a loss of approximately $1,814,000.

INVESTMENTS IN JOINT VENTURE

During 1998, the Company, through the Operating Partnership, and CalPERS formed BPP Retail to acquire neighborhood, community, promotional and specialty shopping centers in the western United States. In December 1999, the Company and CalPERS made certain modifications to the joint venture agreement. As part of the modifications, the Company exchanged substantially all of its equity interest in BPP Retail for a total value of approximately $39,400,000. The Company recognized a net gain of $609,000 as a result of the modifications. The Company continued to serve as the manager of BPP Retail's assets and was entitled to receive fees for asset management, leasing, acquisitions and dispositions activities. During the years ended December 31, 2000 and 1999, the Operating Partnership earned asset and property management, leasing and acquisition fees from BPP Retail totaling approximately $768,000 and $5,078,000, respectively.

The Company believed that the fee income that could be earned through this arrangement might approach or exceed 5% of its gross revenues for calendar year 2000. In order to maintain the Company's status as a REIT it was necessary for the Company to assign to BPP Services its rights and obligations to perform asset management services and leasing services in connection with the agreement with CalPERS and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. In order to satisfy the REIT provisions of the Internal Revenue Code, the Company owned only 1% of the outstanding voting stock of BPP Services, but it owned 95% of the outstanding economic interests. The Company accounted for BPP Services under the equity method of accounting.

On September 30, 2000, CalPERS exercised its right under the joint venture agreement to terminate the Company's role as managing member of BPP Retail and the Company concurrently received $250,000 for the sale of its investment interest in the joint venture. As a result, the Company is no longer engaged in fee generating asset management, leasing, acquisition and disposition activity under this arrangement. Therefore, in December 2000, BPP Services was merged into the Operating Partnership and its corporate existence ceased.

The Company owns a 25% interest in each of two limited liability companies, each of which owns one shopping center. Prior to the adoption of the liquidation basis of accounting, the Company accounted for these investments under the equity method. Subsequent to the adoption of the liquidation basis of accounting, these investments were adjusted to their net realizable value based on recent offers, or the estimates of fair value, such as discounted estimates of future cash flow. The Investment in Unconsolidated Subsidiaries at December 31, 2000 and 1999 amounted to $5,131,000 and $3,650,000, respectively. Income from Unconsolidated Subsidiaries was $100,000, $1,077,000 and $214,000, respectively, for the years ended December 31, 2000, 1999, and 1998.

FUNDS FROM OPERATIONS

The Company has historically considered Funds from Operations ("FFO") to be a relevant supplemental measure of the performance of equity REITs in general, and the Company in particular, because FFO excludes the effect of depreciation and certain amortization expenses as operating expenses. Management also believes FFO is generally helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. However, because the Company is liquidating, the Company's ability to incur additional indebtedness, make capital expenditures and finance new investments is no longer meaningful. Accordingly, the Company no longer believes that FFO is meaningful in understanding the performance of the Company and therefore no longer plans to report FFO.

CASH FLOWS

COMPARISON OF 2000 TO 1999. Cash and Cash Equivalents were $5,110,000 and $11,119,000 at December 31, 2000 and 1999, respectively. Cash and cash equivalents decreased $6,009,000 during 2000 compared to a decrease of $9,754,000 in 1999. The decrease is due to a $35,243,000 decrease in net cash provided by operating activities from $45,136,000 to $9,893,000 and a $104,559,000 decrease in net cash provided by financing activities, offset by a $143,547,000 increase in net cash provided by investing activities. The principal reasons for the decrease in net cash provided by operating activities of $35,243,000 are the disposition of assets, the termination of the Company's former joint venture with CalPERS, an increase in interest expense, an increase in costs associated with the pursuit of strategic alternatives and implementation of the Plan of Liquidation, and an increase in litigation and legal expenses as discussed in the "Results of Operations" above. A decrease in accounts payable and other liabilities also negatively impacted net cash provided by operating activities. The decrease in net cash provided by financing activities of $104,559,000 is primarily attributable to a decrease of $116,922,000 in net borrowings, resulting from the repayment of debt from asset sales, offset by a decrease in dividends paid of $9,219,000. The increase in net cash provided by investing activities of $143,547,000 is primarily attributable to a decrease in acquisitions of real estate and capital improvements (net of reimbursements) of $60,506,000 and an increase in proceeds from sale of real estate of $112,520,000, offset by a decrease in proceeds from investment in joint venture of $29,352,000.

COMPARISON OF 1999 TO 1998. Cash and cash equivalents were $11,119,000 and $20,873,000 at December 31, 1999 and 1998, respectively. Cash and cash equivalents decreased $9,754,000 during 1999 compared with an increase of $14,032,000 in 1998. The decrease is due to a $5,983,000 decrease in net cash provided by operating activities from $51,119,000 to $45,136,000 and a $135,520,000 decrease in net cash provided by financial activities, offset by a $117,717,000 increase in net cash provided by investing activities. The principal reasons for the decrease in net cash provided by operating activities of $5,983,000 are the disposition of assets, the costs associated with the unsolicited proposal, and the restructuring charge as discussed in the "Results of Operations" above. The decrease in net cash provided by financial activities of $135,520,000 is primarily attributable to a decrease of $20,906,000 in net borrowings, resulting from a decrease in acquisition activity and repayment of debt from asset sales, and a decrease in proceeds from the issuance of common stock of $112,941,000. The increase in net cash provided by investing activities of $117,717,000 is primarily attributable to a decrease in acquisitions of real estate and capital improvements of $47,800,000, an increase in proceeds from sale of real estate of $69,787,000, and a net increase in advances/capital distributions from unconsolidated subsidiaries of $7,157,000.

LIQUIDITY AND CAPITAL RESOURCES

The Plan of Liquidation contemplates the orderly sale of all of the Company's assets for cash or such other form of consideration that may be conveniently distributed to our stockholders. Cash proceeds will be used to repay prepayable debt, to repay (or provide for) other liabilities and expenses, including the establishing of reserves for contingent liabilities and estimated costs of liquidation, and to redeem the Series 2000-C Preferred Stock and Preferred Units. After the satisfaction of these obligations, net proceeds will be distributed to holders of common stock and common Operating Partnership units.

The Company anticipates that the combination of cash from asset sales and cash flows from operating activities will provide adequate capital for all operating expenses including all required payments on the Company's notes payable, binding capital expenditure obligations and tenant improvements, and distributions to minority interest holders, as well as common stock distributions in amounts sufficient to maintain the Company's qualification as a REIT through the end of 2001. The Company satisfied its REIT requirement under the Internal Revenue Code by distributing at least 95% of ordinary taxable income with distributions to stockholders of $30,098,000 in 2000, of which $6,667,000 was to holders of Preferred Stock and $23,431,000 was to holders of common stock. Accordingly, federal income taxes were not incurred at the corporate level.

MINORITY INTEREST

At December 31, 2000, minority interest included the stated value ($25 per unit) of the 400,000 Preferred Units, plus the Change in Control Preference totaling $10,500,000, and Common Units at their expected settlement amount.

FINANCING ACTIVITIES

Total debt outstanding at December 31, 2000 was $400,504,000, compared with $538,830,000 at December 31, 1999.

At December 31, 2000, the Company had borrowing capacity under the GE Facility in the amount of $176,263,000, secured by various mortgages. At December 31, 2000, borrowings of approximately $48,767,000 were outstanding. Borrowings under the GE Facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum. The GE Facility was scheduled to mature in January 2001 and is subject to various loan covenants. The Company and GE agreed to modify and extend the GE facility to December 2001. Under the terms of the modification, which was executed in January 2001, the commitment amount of the facility was reduced to $71,745,000. The Company intends to either refinance the GE Facility, replace the facility with another lender, or repay the facility in full with proceeds from asset sales prior to the maturity date. The Company also maintained a $2,500,000 credit facility with Union Bank, which was secured by a mortgage and an assignment of sales proceeds from a property. At December 31, 2000, there was $2,500,000 borrowed under this facility. The Union Bank Facility bore interest at a rate of LIBOR plus 2.00% per annum and matured in November 2000. All outstanding indebtedness under the Union Bank Facility was repaid and the facility was terminated in February 2001.

At December 31, 2000, the Company had three secured Construction Facilities outstanding with various lenders. The Company had approximately $23,801,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. Borrowings under this loan bear interest at LIBOR plus 3.00% per annum, and it matured in December 2000. In January 2001, the Company and the lender modified the agreement by extending the maturity date to June 2001. Under the terms of the modification agreement, the Company agreed to make two principal reductions to the loan of $2,000,000 and $3,000,000 in January 2001 and March 2001, respectively. The Company also had approximately $43,761,000 of outstanding indebtedness secured by the Downtown Pleasant Hill shopping center. Borrowings under this loan bear interest at LIBOR plus 2.25% per annum, and it was scheduled to mature in February 2001. In March 2001, the Company and the lender modified the agreement by extending the maturity date to August 2001. Under the terms of the modification agreement, the Company agreed to make two principal reductions to the loan of $2,500,000 and $2,500,000 in March 2001 and May 2001, respectively. Finally, the Company had approximately $8,836,000 of outstanding indebtedness secured by the Cameron Park shopping center. Borrowings under this loan bore interest at LIBOR plus 2.25% per annum, and it matured in December 2000. This loan was repaid in February 2001. Prior to the maturity of the two remaining Construction Facilities, the Company intends to either refinance them or repay them with proceeds from the sale of the properties securing the facilities.

At December 31, 2000, the Company's capitalization consisted of $400,504,000 of debt, $115,500,000 of Mandatorily Redeemable Series 2000-C Preferred Stock and $10,500,000 (included in minority interest) of Mandatorily Redeemable Series 1997-A Preferred Units and approximately $156,754,000 of market equity (market equity is defined as (a) the sum of (i) outstanding shares of common stock of the Company and (ii) outstanding Common Units of the Operating Partnership that are held by partners of the Operating Partnership other than the Company, multiplied by (b) the last reported sale price of a share of common stock on the New York Stock Exchange at December 31, 2000 of $4.63, resulting in total debt plus equity capitalization of $683,428,000 and a ratio of debt to total capitalization of 0.77 to 1.0. Comparable ratios at December 31, 1999 and 1998 were 0.55 to 1.0 and 0.52 to 1.0, respectively. The debt to equity calculation for the year 2000 treats the Series 2000-C Preferred Stock and the Series 1997-A Preferred Units as debt because of their mandatory redemption features. The same calculation for the comparable years of 1999 and 1998 treats the same Series 2000-C Preferred Stock and Series 1997-A Preferred Units as equity. At December 31, 2000, the Company's total debt consisted of $272,839,000 of fixed rate debt and $127,665,000 of variable rate debt.

COSTS ASSOCIATED WITH PURSUIT OF STRATEGIC ALTERNATIVES AND PLAN OF LIQUIDATION

On June 7, 1999, the Company received an unsolicited, contingent proposal from the Schottenstein Group to negotiate a business combination in which the Company would be merged into an acquisition affiliate of Schottenstein Stores Corporation and the holders of the Company's common stock would receive $13 per share. On July 12, 1999, the Schottenstein Group increased its contingent proposal to $13.50 per share.

On July 23, 1999, after an extensive evaluation of the Schottenstein Group's proposal and after receiving advice from Goldman, Sachs & Co., the Company's Board of Directors concluded that it would not be in the best interest of the Company's common stockholders to accept the proposal and unanimously voted to reject the Schottenstein Group's proposal.

On November 12, 1999, the Company announced that its Board of Directors had instructed management and Goldman, Sachs & Co. to actively pursue a full range of strategic alternatives in order to maximize stockholder value.

Between November 1999 and July 2000, the Company entered into numerous confidentiality agreements with potential bidders, and it received proposals from and negotiated with parties interested in engaging in business combinations and other transactions. On July 14, 2000, the Board of Directors instructed management to finalize a plan of reorganization and a plan of liquidation for its review.

On August 8, 2000, after a review of the Company's strategic alternatives, and after consulting with the management and Goldman, Sachs & Co. with respect to the last bid submitted for the entire Company, the Board of Directors rejected the last remaining proposal. The Board of Directors then determined that a plan of liquidation would better maximize stockholder value than any other alternative, including a reorganization of the Company or continuing operations of the Company in the ordinary course.

On August 14, 2000, the SA Group issued a press release announcing, among other things, that together they would nominate a slate of directors for election at the 2000 Annual Meeting to pursue a liquidation of the Company.

On August 15, 2000, the Company announced that the Board of Directors intended to adopt a plan of liquidation and planned to have the Company retain a third party to oversee and manage the liquidation process. The Company also announced that it had reached an agreement in principle with Westbrook and Blackacre that they would support the Board's decision to develop a plan of liquidation.

On August 31, 2000, the Board of Directors adopted the Plan of Liquidation, subject to approval by the Company's stockholders, and after extensive negotiations, the Company, the Operating Partnership, Westbrook and Blackacre entered into an Exchange Agreement (see Note 8). Pursuant to the Exchange Agreement, Westbrook and Blackacre exchanged their respective Preferred Units for the same number of shares of Series 1997-A Preferred Stock. Westbrook then exchanged its 2,800,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock and Blackacre exchanged its 1,600,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock. Blackacre subsequently transferred 1,200,000 shares of Series 2000-C Preferred Stock to its affiliate, Blackacre Funding LLC.

The Exchange Agreement and the terms of the Series 2000-C Preferred Stock gave the holders of the Series 2000-C Preferred Stock the right to (A) receive a Change of Control Preference (i.e., an aggregate amount of cash equal to $115,500,000, plus accrued dividends and distributions, plus 5% of any accrued and due dividends and distributions) from the net proceeds of sales of assets as part of the Plan of Liquidation and (B) require the Company to redeem the Series 2000-C Preferred Stock in any event on or after September 30, 2001 for the amount of the Change of Control Preference. In addition to other rights, the holders of the Preferred Stock were granted the right as a separate group to elect two directors to the Company's Board of Directors, and on December 15, 2000 they elected Messrs. Curtis Greer and Ronald J. Kravit.

On September 5, 2000, the Company entered into a Purchase and Sale Agreement with Prudential pursuant to which Prudential has agreed to acquire 13 of the Company's properties for a gross purchase price of approximately $316,610,000, consisting of approximately $148,053,000 in cash and the assumption of approximately $168,557,000 of liabilities. Closings will occur for a property as the conditions are satisfied for that property. To date, the Company has closed on the sale of eight of these properties for an aggregate purchase price of approximately $187,933,000, consisting of approximately $121,290,000 in cash and the assumption of approximately $66,642,000 of liabilities.

On September 10, 2000, after evaluating bids from several potential liquidation agents, the Company entered into an agreement with DDRRES pursuant to which DDRRES agreed to act as a liquidation agent on behalf of the Company with respect to its remaining assets.

On September 11, 2000, the Company entered into an agreement with the SA Group pursuant to which, among other things, the Company and the SA Group granted each other mutual general releases and the SA Group agreed to dismiss the pending litigation in the United States District Court for the District of Maryland. The Company elected Jay L. Schottenstein and Michael L. Ashner to the Company's Board of Directors and appointed Mr. Schottenstein to serve as Co-Chairmen of the Board of Directors. The SA Group agreed to vote their shares in favor of the Plan of Liquidation and for the Company's nominees for director. The Company agreed, subject to certain limited conditions, to allow the SA Group to purchase up to 19.9% of the Company's common stock under the Company's Shareholder Rights Plan. To reimburse the SA Group for expenses incurred in connection with its litigation and to settle such litigation, the Company agreed to pay the SA Group $1,000,000 and to pay the SA Group an additional $1,500,000 when and if the Preferred Stock is redeemed.

Also on September 11, 2000, the Company and the Preferred Stockholders entered into a letter agreement pursuant to which, among other things, the Preferred Stockholders consented to the agreement with the SA Group and agreed to support and vote for the SA Group's nominees to serve on the Company's Board of Directors. Under the letter agreement, the Company agreed, subject to certain limited conditions, to allow each of Westbrook, Blackacre and Morgan Stanley Dean Witter & Co. and its affiliates to purchase up to 19.9% of the Company's common stock under the Company's Shareholder Rights Plan and to exempt such ownership from the ownership limits set forth in the Company's charter.

On December 15, 2000, the Company's stockholders approved the Plan of Liquidation at the Company's 2000 Annual Meeting.

In connection with the evaluation of the Schottenstein Group's proposal, the Company's pursuit of all of its strategic alternatives, the Company's negotiations and consummations of agreements with the SA Group and its Preferred Stockholders, the Company's adoption and implementation of the Plan of Liquidation and the Company's defending against certain litigation incidental to the foregoing, the Company has incurred significant costs for financial advisory, legal and other services. For the year ended December 31, 2000, the Company incurred approximately $7,694,000 of these related costs.

RESTRUCTURING

The Company recorded a restructuring reserve in the first quarter of 1999 as a result of the decision to outsource the property management function. In the third quarter of 2000, an additional restructuring reserve was recorded as a result of the termination of the CalPERS joint venture. The following paragraphs describe both restructuring reserves in detail.

Outsourcing Property Management

On March 18, 1999, the Board of Directors of the Company approved the Company's plan to restructure its internal operations to outsource its property management function to third party providers. The Company estimated and recorded in the first quarter of 1999 a restructuring charge of $1,500,000. This charge consisted of personnel related costs ($750,000), the closing of certain corporate offices ($500,000) and the write-off of furniture and equipment ($250,000). During the quarter ended September 30, 1999, the Company completed the hiring of its third party providers, its planned reduction in workforce and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of reserve during the quarter ended September 30, 1999. During 2000, as a result of the Company subleasing its remaining corporate space, the remaining $269,000 reserve was reversed. The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it and the portion of the reserve reversed as of December 31, 2000:

                                    Reserve for Outsourcing to Third Party Property Managers
                                    --------------------------------------------------------
                              Original
                            Restructuring      Expenditures       Reserve           Reserve as of
                               Reserve            Applied         Reversed        December 31, 2000
                               -------            -------         --------        -----------------
Personnel related costs      $   750,000      $  (630,000)      $  (120,000)         $       --
Office closures                  500,000         (331,000)         (169,000)                 --
Write-off of furniture
   and equipment                 250,000         (123,000)         (127,000)                 --
                             -----------      -----------       -----------          ----------
Total                        $ 1,500,000      $(1,084,000)      $  (416,000)         $       --
                             ===========      ===========       ===========          ==========

Termination of BPP Retail

On September 30, 2000, CalPERS exercised its right under the joint venture agreement between CalPERS and the Company to terminate the Company's role as managing member of BPP Retail, as described in Note 12. As a result, the Company laid off 42 employees, completely closed two offices, and reduced the size of two other offices. The Company estimated and recorded in the third quarter of 2000 a restructuring charge of approximately $2,144,000. This charge consisted of personnel related costs ($1,565,000), the closing of certain corporate offices and the write-off of furniture and equipment net of expected sales proceeds ($579,000). In the fourth quarter of 2000, the Company collected $207,000 of the receivable from sale of furniture and equipment.

The remaining reserve at December 31, 2000 represents a reserve for personnel related costs net of receivable for sale of furniture and equipment. The following table reflects the composition of the Company's restructuring reserve and the expenditures applied against it as of December 31, 2000:

                                                           RESERVE FOR TERMINATING BPP RETAIL
                                                ---------------------------------------------------------
                                                  ORIGINAL
                                                RESTRUCTURING       EXPENDITURES/         RESERVE AS OF
                                                   RESERVE            PROCEEDS          DECEMBER 31, 2000
                                                   -------            --------          -----------------
Personnel related costs                         $ 1,565,000         $  (788,000)           $   777,000
Office closures, write-off of furniture
 and equipment                                      863,000            (863,000)                    --
Expected sales proceeds                            (284,000)            207,000                (77,000)
                                                -----------         -----------            -----------
Total                                           $ 2,144,000         $(1,444,000)           $   700,000
                                                ===========         ===========            ===========

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

At December 31, 2000 the Company is exposed to interest rate changes primarily as a result of the GE and Union Bank Facilities used to maintain liquidity and fund capital expenditures. From time to time, the Company reduces borrowings under its credit facilities with proceeds from the sale of assets and proceeds from long-term fixed rate mortgages secured by the Company's real estate. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and financing requirements. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. At December 31, 2000, the Company's long-term debt primarily consisted of fixed rate secured mortgage indebtedness, variable rate Construction Facilities, variable rate secured mortgage indebtedness, fixed rate lease obligations, and the GE and Union Bank Facilities. The weighted average interest rate on the $272,839,000 of secured mortgage indebtedness outstanding at December 31, 2000 was approximately 7.37%, with maturities at various dates through 2028. The weighted average interest rate on the $76,398,000 of borrowings under the Construction Facilities at December 31, 2000 was approximately 8.70%, with maturities at various dates throughout 2001. The weighted average interest rate on the GE Facility and the Union Bank Facility at December

31, 2000 was approximately 9.38%. The GE Facility, with an outstanding balance at December 31, 2000 of approximately $48,767,000, matures in December 2001. The Union Bank Facility, with an outstanding balance at December 31, 2000 of $2,500,000, matured in November 2000 and was repaid and terminated in February 2001.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt at December 31, 2000 (dollars in thousands):

                                 Fixed Rate                  Variable Rate
                       -----------------------------    ------------------------
                          Dollars       Average Rate     Dollars     Average Rate
                        -----------     ------------    ---------    ------------
    2001                   $ 8,295        8.52%         $127,665         8.98%
    2002                     4,451        7.32
    2003                     4,801        7.33
    2004                    11,753        6.21
    2005                    12,978        8.63
    Thereafter             230,561        7.32
                        -----------     ------------    ---------    ------------
    Total                $ 272,839        7.37%         $127,665         8.98%
                        ===========     ============    =========    ============

As the Company currently expects the Plan of Liquidation to be substantially completed no later than the first quarter of 2002, the net realizable value of debt at December 31, 2000 approximates fair value.

Because the table incorporates only those exposures that exist at December 31, 2000, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. The Company does not utilize financial instruments for trading or other speculative purposes. As noted in the table above, the Company had approximately $127,665,000 in variable rate debt outstanding at December 31, 2000. Based on these year-end debt levels, a hypothetical 1.0% increase in interest rates would increase the Company's interest expense by approximately $1,277,000 on an annual basis, and likewise decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, or at all. Consequently, future results may differ materially from the estimated changes discussed above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Burnham Pacific Properties, Inc. (the "Company") as of December 31, 1999, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999 and for the period January 1, 2000 to December 15, 2000. In addition, we have audited the accompanying consolidated statement of net assets (liquidation basis) as of December 31, 2000 and the related consolidated statements of changes in net assets (liquidation basis) and cash flows (liquidation basis) for the period December 16, 2000 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the stockholders of the Company approved a Plan of Liquidation on December 15, 2000. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis effective December 16, 2000.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burnham Pacific Properties, Inc. as of December 31, 1999, the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and for the period January 1, 2000 to December 15, 2000, its net assets (liquidation basis) as of December 31, 2000, and the changes in its net assets (liquidation basis) and its cash flows (liquidation basis) for the period December 16, 2000 to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America, applied on the basis described in the preceding paragraph.

As discussed in Note 1 to the consolidated financial statements, because of the inherent uncertainty of valuation when a company is in liquidation, the amounts realizable from the disposition of the remaining assets and the amounts that creditors agree to accept in settlement of the obligations due them may differ materially from the amounts shown in the accompanying consolidated statement of net assets as of December 31, 2000 (liquidation basis).

As discussed in Note 1 to the consolidated financial statements, in 1999 the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," and reported it as a cumulative effect of a change in accounting principle in the 1999 consolidated financial statements.


/s/ Deloitte & Touche LLP
San Diego, California
March 26, 2001
(April 3, 2001 as to Notes 8 and 21)

                        BURNHAM PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENT OF NET ASSETS AS OF DECEMBER 31, 2000 (LIQUIDATION BASIS)
  AND CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999 (GOING CONCERN BASIS)
                    (in thousands, except per share amounts)

                                                                                   2000              1999
                                                                                   ----              ----
ASSETS
Real Estate-Net                                                                                   $   970,800
Real Estate Held for Sale                                                       $   743,527             8,737
Cash and Cash Equivalents                                                             5,110            11,119
Restricted Cash                                                                       9,004             9,827
Receivables-Net                                                                       8,467             8,413
Investment in Unconsolidated Subsidiaries                                             5,131             3,650
Other Assets                                                                          1,993            22,469
                                                                                -----------       -----------
  Total                                                                             773,232         1,035,015
                                                                                -----------       -----------

LIABILITIES
Accounts Payable and Other Liabilities                                               21,235            29,224
Tenant Security Deposits                                                              2,246             2,606
Notes Payable                                                                       349,237           400,410
Line of Credit Advances                                                              51,267           138,420
Reserve for Estimated Costs During the Period of Liquidation                         19,116
Deferred Gain on Real Estate Assets                                                  17,347
                                                                                -----------       -----------
Total Liabilities                                                                   460,448           570,660
                                                                                -----------       -----------

Minority Interest                                                                    19,837            66,350
                                                                                -----------       -----------

Mandatorily Redeemable Series 2000-C Convertible Preferred Stock                    115,500
                                                                                -----------

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01/share, 10,000,000 and 5,000,000 Shares
  Authorized at December 31, 2000 and 1999, respectively; 4,800,000 Shares
  Designated as Series 2000-C Convertible Preferred, and 4,800,000 Shares
  Designated as Series 1997-A Convertible Preferred at December 31, 2000
  and 1999, respectively; 4,400,000 and 2,800,000 Shares Outstanding at
  December 31, 2000 and 1999, respectively                                                                 28

Common Stock, Par Value $.01/share, 90,000,000 and 95,000,000 Shares
  Authorized, 32,336,622 and 32,273,546 Shares Outstanding at December
  31, 2000 and 1999, respectively                                                                         323

Paid-in Capital in Excess of Par                                                                      528,811

Dividends Paid in Excess of Net Income                                                               (131,157)
                                                                                                  -----------
   Total Stockholders' Equity                                                                         398,005
                                                                                                  -----------
Total Liabilities and Stockholders' Equity                                                        $ 1,035,015
                                                                                                  ===========

NET ASSETS IN LIQUIDATION                                                       $   177,447
                                                                                ===========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
    FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 15, 2000 (GOING CONCERN BASIS)
             CHANGES IN NET ASSETS FOR THE PERIOD DECEMBER 16, 2000
            TO DECEMBER 31, 2000 (LIQUIDATION BASIS) AND INCOME FOR
        THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (GOING CONCERN BASIS)
                    (in thousands, except per share amounts)

                                              Period 1/1/00       Period
                                               to 12/15/00     12/16/00 to
                                                 (Going           12/31/00
                                                 Concern       (Liquidation       Total           Total            Total
                                                 Basis)           Basis)          2000            1999             1998
                                              --------------   -------------     ---------       ---------       ---------
REVENUES
Rents                                            $ 114,471       $   4,977       $ 119,448       $ 126,091       $ 130,236
Fee Income                                             768            --               768           5,078             669
Interest and Other Income                              953              41             994           1,641             818
                                                 ---------       ---------       ---------       ---------       ---------
Total Revenues                                     116,192           5,018         121,210         132,810         131,723
                                                 ---------       ---------       ---------       ---------       ---------
COSTS AND EXPENSES
Interest                                            41,039           1,784          42,823          38,209          37,288
Rental Operating                                    33,872           1,473          35,345          35,832          35,501
Provision for Bad Debt                               1,753              76           1,829           1,231             694
General and Administrative                           8,535             371           8,906           7,581           5,583
Restructuring Charge                                 1,921            --             1,921           1,353            --
Litigation                                           5,465            --             5,465           1,215             488
Costs Associated with Pursuit of Strategic
  Alternatives and Plan of Liquidation               7,694            --             7,694           4,548            --
Abandoned Acquisition Costs                           --              --              --               748            --
Impairment Write-Off                                32,330            --            32,330           2,200            --
Depreciation and Amortization                       24,874            --            24,874          26,364          26,949
                                                 ---------       ---------       ---------       ---------       ---------
Total Costs and Expenses                           157,483           3,704         161,187         119,281         106,503
                                                 ---------       ---------       ---------       ---------       ---------
Income (Loss) from Operations Before Income
  (Loss) from Unconsolidated Subsidiaries,
  Minority Interest, Gain (Loss) on Sales
  of Real Estate, and Cumulative Effect
  of a Change in Accounting Principle              (41,291)          1,314         (39,977)         13,529          25,220
Income (Loss) from Unconsolidated Subsidiaries          97               3             100           1,077             214
Minority Interest                                   (1,379)           (208)         (1,587)         (5,024)         (4,864)
Gain (Loss) on Sales of Real Estate                  6,886            --             6,886          10,371          (1,814)
                                                 ---------       ---------       ---------       ---------       ---------
Income (Loss) Before Cumulative Effect of a
  Change in Accounting Principle                   (35,687)          1,109         (34,578)         19,953          18,756
Cumulative Effect of a Change in Accounting
  Principle                                           --              --              --            (1,866)           --
                                                 ---------       ---------       ---------       ---------       ---------
Net Income (Loss)                                  (35,687)          1,109         (34,578)         18,087          18,756
Dividends Paid to Preferred Stockholders            (6,667)           --            (6,667)         (5,600)         (5,600)
                                                 ---------       ---------       ---------       ---------       ---------
Income (Loss) Available to Common
  Stockholders                                   $ (42,354)          1,109       $ (41,245)      $  12,487       $  13,156
                                                 =========                       =========       =========       =========
Net Assets at December 16, 2000                                    261,566
Adjustment to Liquidation Basis                                    (85,228)
                                                                 ---------
Net Assets at December 31, 2000                                  $ 177,447
                                                                 =========

                                                                       Continued

                        BURNHAM PACIFIC PROPERTIES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
    FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 15, 2000 (GOING CONCERN BASIS) CHANGES IN NET ASSETS FOR THE PERIOD DECEMBER 16, 2000 TO DECEMBER 31, 2000
               (LIQUIDATION BASIS) AND INCOME FOR THE YEARS ENDED
                DECEMBER 31, 1999 AND 1998 (GOING CONCERN BASIS)
                    (in thousands, except per share amounts)
                                   (continued)

                                              Period 1/1/00       Period
                                               to 12/15/00     12/16/00 to
                                                 (Going           12/31/00
                                                 Concern       (Liquidation       Total           Total            Total
                                                 Basis)           Basis)          2000            1999             1998
                                              --------------   -------------     ---------       ---------       ---------
Basic Earnings Per Common Share:
  Income Before Cumulative Effect
    of a Change in Accounting Principle                                          $   (1.45)      $    0.45       $    0.44
  Cumulative Effect of a Change in
    Accounting Principle                                                              --             (0.06)            --
                                                                                 ---------       ---------       ---------
Income (Loss) Available to Common Stockholders                                   $   (1.45)      $    0.39       $    0.44
                                                                                 =========       =========       =========
Diluted Earnings Per Common Share:
  Income (Loss) Before Cumulative Effect of a
    Change in Accounting Principle                                               $   (1.45)      $    0.45       $    0.44
  Cumulative Effect of a Change in Accounting
    Principle                                                                         --             (0.06)           --
                                                                                ----------       ---------       ---------
Income (Loss) Available to Common Stockholders                                   $   (1.45)      $    0.39       $    0.44
                                                                                ----------       ---------       ---------
Pro Forma Amounts Assuming the Change in
  Accounting Principle is Applied Retroactively:
    Net Income                                                                                   $  14,353       $  12,537
                                                                                                 =========       =========
    Net Income Per Share-Basic                                                                   $    0.45       $    0.42
                                                                                                 =========       =========
    Net Income Per Share-Diluted                                                                 $    0.45       $    0.42
                                                                                                 =========       =========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 15, 2000 AND THE
          YEARS ENDED DECEMBER 31, 1999 AND 1998 (GOING CONCERN BASIS)
                      (in thousands, except share amounts)

                                                                                      Paid in
                                                                                      Capital     Dividends
                                          Preferred Stock          Common Stock         in           Paid in
                                         ------------------     ------------------    Excess of    Excess of
                                         Shares      Amount     Shares      Amount       Par      Net Income     Total
                                        ------------ --------- ----------- ----------- ---------- ------------ ------------
Balance, January 1, 1998                 2,800,000   $    17  23,448,852      $  234   $376,326  $ (91,773)     $ 284,804

Issuance of Common Stock:
Public Offering-Net                                            8,440,518          85    112,386                   112,471
Directors' Fees                                                   24,000                    329                       329
Exercised Options                                                 40,638                    511                       511
Stock Options-Compensation Expense                                                          275                       275
Preferred Stock Reclass                                   11                             28,149                    28,160
Adjustment to Reflect Minority
  Interest on a Pro Rata Basis
  According to Year-end
  Ownership Percentage of
  Operating Partnership                                                                   6,981                     6,981
Net Income                                                                                          18,756         18,756

Dividends Paid - Common                                                                            (31,310)       (31,310)

Dividends Paid - Preferred                                                                          (5,600)        (5,600)
                                        ----------   -------  ----------    --------  ---------   --------      ---------
Balance, December 31, 1998               2,800,000   $    28  31,954,008     $   319   $524,957 $ (109,927)     $ 415,377
                                        ----------   -------  ----------    --------  ---------   --------      ---------
Issuance of Common Stock:
Public Offering-Net                                                                          41                        41
Directors' Fees                                                   22,092                    237                       237
Stock Options-Compensation Expense                                                          268                       268
Stock Options-Legal Fee Expense                                                              42                        42
Stock Options-Issued to CalPERS                                                             234                       234
Adjustment to Reflect Minority
  Interest on a Pro Rata Basis
  According to Year-end Ownership
  Percentage of Operating Partnership                                                    (1,355)                   (1,355)
Operating Partnership Units
  Converted into Common Stock                                    297,446           4      4,387                     4,391
Net Income                                                                                          18,087         18,087
Dividends Paid - Common                                                                            (33,717)       (33,717)
Dividends Paid - Preferred                     --        --          --          --         --      (5,600)        (5,600)
                                        ----------    ------  ----------    --------  ---------   --------      ---------
Balance, December 31, 1999               2,800,000    $   28  32,273,546    $    323  $ 528,811  $(131,157)     $ 398,005
                                        ----------    ------  ----------    --------  ---------   --------      ---------
Issuance of Common Stock:
Directors' Fees                                                   23,076                    139                       139
Stock Options-Compensation Expense                                                          210                       210
Preferred Operating Partnership
  Units Exchanged for Series 1997-A
  Preferred Stock                        1,600,000        16                             39,984                    40,000
Series 1997-A Preferred Stock
  Exchanged for Series 2000-C
  Preferred Stock                              --        --                                 --                        --
Reclassification of Preferred Stock
  (Note 8)                              (4,400,000)      (44)                          (109,956)                 (110,000)
Adjustment to Reflect Minority
  Interest on a Pro Rata Basis
  According to Year-end Ownership
  Percentage of Operating Partnership                                                    (1,288)                   (1,288)
Operating Partnership Units Converted
  into Common Stock                                               40,000                    285                       285
Net Loss                                                                                           (35,687)       (35,687)
Dividends Paid - Common                                                                            (20,198)       (20,198)
Liquidating Distributions - Common                                                                  (3,233)        (3,233)
Dividends Paid - Preferred                     --        --          --          --         --      (6,667)        (6,667)
                                        ----------    ------  ----------    --------  ---------   --------      ---------
Balance, December 15, 2000                     --     $  --   32,336,622    $    323  $ 458,185  $(196,942)     $ 261,566
                                        ==========    =====   ==========    ========  =========  =========      =========

See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
       PERIODS JANUARY 1, 2000 TO DECEMBER 15, 2000 (GOING CONCERN BASIS)
         AND DECEMBER 16, 2000 TO DECEMBER 31, 2000 (LIQUIDATION BASIS)
   AND FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998 (GOING CONCERN BASIS)
                                 (in thousands)

                                                          Period 1/1/00   Period 12/16/00
                                                           to 12/15/00      to 12/31/00
                                                         (Going Concern    (Liquidation        Total          Total        Total
                                                             Basis)           Basis)           2000           1999         1998
                                                         --------------   ---------------      -----          -----        -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                          $ (35,687)      $   1,109         $ (34,578)    $  18,087     $  18,756
Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
Depreciation and Amortization                                 24,874            --              24,874        26,364        26,949
Amortization of Loan Fees                                      3,388                             3,388         1,818         1,658
Impairment Loss                                               32,330            --              32,330         2,200          --
(Gain) Loss on Sales of Assets                                (6,886)           --              (6,886)      (10,371)        1,814
Cumulative Effect of a Change in Accounting Principle           --              --                --           1,866          --
Abandoned Acquisitions Costs                                    --              --                --             748          --
Restructuring Charge                                             777            --                 777         1,353          --
Litigation Charge                                              2,525                             2,525
Provision for Bad Debt                                         1,736              93             1,829         1,231           694
Compensation Expense-Directors' Fees                             104              35               139           237           329
Compensation Expense-Stock Options                               210            --                 210           268           275
Minority Interest                                              2,712             118             2,830         5,024         4,864
Operating Distributions from Joint Venture                      --              --                --           2,456          --
Equity in Income from Unconsolidated Subsidiaries                (96)             (4)             (100)       (1,077)         --
Changes in Other Assets and Liabilities:
  Receivables and Other Assets                               (13,196)          2,425           (10,771)      (10,355)       (7,893)
  Accounts Payable and Other Liabilities                      (1,715)         (4,618)           (6,333)        5,663         3,087
  Tenant Security Deposits                                      (327)            (14)             (341)         (376)          586
                                                           ---------       ---------         ---------     ---------     ---------
Net Cash Provided (Used) by Operating Activities              10,749            (856)            9,893        45,136        51,119
                                                           ---------       ---------         ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Acquisitions of Real Estate and Capital         (40,462)           --             (40,462)     (108,418)     (156,218)
Proceeds from Sales of Real Estate                            90,779         107,101           197,880        85,360        15,573
Reimbursements of Development Costs
  from Related Party                                            --              --                --           7,450        11,362
Advance from (to) Joint Venture                                 (127)           --                (127)         --          22,195
Capital Distribution from Joint Venture                         --              --                --          29,352          --
Principal Payments on Notes Receivable                          --              --                --            --           3,115
                                                           ---------       ---------         ---------     ---------     ---------
Net Cash Provided (Used) by Investing Activities              50,190         107,101           157,291        13,744      (103,973)
                                                           ---------       ---------         ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Line of Credit Agreements                    28,310          10,000            38,310       195,607        83,130
Repayments Under Line of Credit Agreements                   (75,424)        (50,039)         (125,463)     (238,186)      (83,000)
Principal Payments of Notes Payable                           (8,339)        (59,046)          (67,385)      (36,028)      (46,946)
Proceeds from Issuance of Notes Payable                       16,212            --              16,212        57,203        46,317
Restricted Cash                                                  823            --                 823        (2,090)       (2,495)
Dividends Paid                                               (24,665)         (5,433)          (30,098)      (39,317)      (36,910)
Issuance of Stock, Net                                          --              --                --              41       112,982
Distributions Made to Minority Interest Holders               (5,236)           (356)           (5,592)       (5,864)       (5,418)
Payment for Minority Interest                                   --              --                --            --            (774)
                                                           ---------       ---------         ---------     ---------     ---------
Net Cash Provided (Used) by Financing Activities             (68,319)       (104,874)         (173,193)      (68,634)       66,886
                                                           ---------       ---------         ---------     ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents          (7,380)          1,371            (6,009)       (9,754)       14,032
Cash and Cash Equivalents at Beginning of Period              11,119           3,739            11,119        20,873         6,841
                                                           ---------       ---------         ---------     ---------     ---------
Cash and Cash Equivalents at End of Period                 $   3,739       $   5,110         $   5,110     $  11,119     $  20,873
                                                           =========       =========         =========     =========     =========

                                                                       Continued

                        BURNHAM PACIFIC PROPERTIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
       PERIODS JANUARY 1, 2000 TO DECEMBER 15, 2000 (GOING CONCERN BASIS)
       AND DECEMBER 16, 2000 TO DECEMBER 31, 2000 (LIQUIDATION BASIS) AND
      FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998 (GOING CONCERN BASIS)
                                 (in thousands)
                                   (continued)

                                                          Period 1/1/00   Period 12/16/00
                                                           to 12/15/00      to 12/31/00
                                                         (Going Concern    (Liquidation        Total          Total        Total
                                                             Basis)           Basis)           2000           1999         1998
                                                         --------------   ---------------      -----          -----        -----
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Cash Paid During the Year for Interest,
 Net of Capitalized Amounts                                 $ 45,169       $   1,638         $  46,807     $  37,447     $  34,240
                                                            ========       =========         =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Adjustments to Liquidation Basis of
      Accounting (Note 1)                                                  $ (85,228)        $ (85,228)
                                                                           =========         =========
Assets Contributed to Investment in
   Unconsolidated Subsidiaries                                                                             $ (65,442)
                                                                                                           =========

Notes Payable and Obligations Assumed                                                                                       25,147
  Operating Partnership Units Issued
  in Connection with Real Estate                                                                                            18,313
  Acquisitions
Liability Due to Seller                                                                                                      9,912
Cash Paid for Real Estate                                                                                                   22,887
                                                                                                                         ---------
Fair Value of Real Estate Acquired                                                                                       $  76,259
                                                                                                                         =========


See the Accompanying Notes

                        BURNHAM PACIFIC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Burnham Pacific Properties, Inc. (the "Company") is a real estate operating company which has historically acquired rehabilitated, developed, and managed retail properties in the western United States. On November 14, 1997, the Company formed Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") under the Delaware Revised Uniform Limited Partnership Act, and subsequently transferred to the Operating Partnership legal or beneficial ownership of substantially all of the real property and related personal property owned by the Company and its subsidiaries and the beneficial interest owned by the Company and its subsidiaries in any partnership or limited liability company that owns a direct or indirect interest in real property and related personal property. The Operating Partnership is the vehicle through which the Company owns its current properties and generally conducts its business.

On August 31, 2000, the Board of Directors adopted a Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation") and directed that the Plan of Liquidation be submitted to the Company's stockholders for approval. The stockholders of the Company approved the Plan of Liquidation at the 2000 Annual Meeting of Stockholders (the "2000 Annual Meeting") held on December 15, 2000. The Plan of Liquidation contemplates the orderly sale of all of the Company's assets for cash or such other form of consideration as may be conveniently distributed to the Company's stockholders and the payment of (or provision for) the Company's liabilities and expenses, as well as the establishment of a reserve to fund the Company's contingent liabilities. The Plan of Liquidation gives the Company's Board of Directors the power to sell any and all of the assets of the Company without further approval by the stockholders and provides that the final liquidating distribution to stockholders shall be made no later than December 15, 2002.

The Company currently expects that the liquidation will be substantially completed not later than the first quarter of 2002, although there can be no assurance in this regard. As a result, it is currently anticipated that not later than the first quarter of 2002 any then remaining assets and liabilities will be transferred to a liquidating trust. The dissolution of the Company will occur after all remaining assets and liabilities are transferred to a liquidating trust. With the transfer to a liquidating trust, the liquidation will be completed for tax purposes, although one or more distributions of the remaining cash and net proceeds from future asset sales is expected to occur subsequent to the establishment of a liquidating trust. In connection with the Plan of Liquidation, the Company retained DDR Real Estate Services, Inc. ("DDRRES"), an affiliate of Developers Diversified Realty Corporation, to serve as the Company's third-party liquidator. Under this arrangement, DDRRES has been, and will be, providing property, asset and construction management services and leasing services for the Company's properties.

At December 31, 2000, the Company owned an approximately 93.6% economic interest in the Operating Partnership and is its sole general partner.

At December 31, 2000, the Company, primarily through the Operating Partnership and subsidiaries of the Operating Partnership, owned interests in 53 retail shopping centers. Forty-one (41) of the properties are located in California, six in Washington, three in Oregon, two in New Mexico, and one in Utah. The Company has elected to qualify as a real estate investment trust ("REIT") for federal income tax purposes. Although it is expected that the Company will continue to qualify as a REIT for the period prior to the distribution of the Company's remaining assets to the common stockholders (including the transfer of remaining assets to a liquidating trust), no assurance can be given that the Company will not lose or terminate its status as a REIT as a result of unforeseen circumstances.

BASIS OF PRESENTATION

As a result of the adoption of the Plan of Liquidation and its approval by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuation of real estate held for sale is based on current contracts, estimates as determined by independent appraisals or other indications of sales value. The valuations of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of December 31, 2000. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership and their direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The 6.4% limited partner interest in the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

INCOME TAXES

Income taxes have not been provided because the Company believes that it has met all requirements in 2000, 1999 and 1998 to qualify as a REIT under Sections 856-860 of the Internal Revenue Code, including the distribution of at least 95% of ordinary taxable income to stockholders. Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, depreciation, rental revenue, and sales of assets. The reported amounts of the Company's net assets at December 31, 2000 was greater than their tax basis for federal income tax purposes by approximately $4,482,000.

REAL ESTATE AND REAL ESTATE HELD FOR SALE

Prior to the adoption of the liquidation basis of accounting, real estate was stated at cost or, in the case of real estate which management believed was impaired, at the lower fair value of such properties. Additions, renovations and improvements were capitalized. The Company reviewed real estate for impairment whenever events or changes in circumstances indicated that an asset's book value exceeded the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows were less than the book value, the asset was reduced to a value equal to the net present value of the expected future cash flows and an impairment loss was recognized. Accordingly, during the third quarter of 2000, the Company recorded a non-cash charge of $32,330,000 for impairment of certain real estate properties. The impairment charge was based upon a comprehensive review of all of the Company's properties, taking into account the Company's intention to have stockholders vote to approve the Plan of Liquidation, the Company's implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions. As such, the carrying values of certain properties were written down to the Company's estimates of fair value. Fair value was based on recent offers, or other estimates of fair value, such as estimated discounted future cash flow. During 1999, the Company recorded a non-cash charge of $2,200,000 for impairment write-downs in anticipation of the sale of two office buildings.

Maintenance and repairs which did not extend asset lives were expensed as incurred. Depreciation was computed using the straight-line method over estimated useful lives ranging from 14 to 30 years for buildings, two to 17 years for improvements, and three to 10 years for furniture, fixtures and equipment.

Subsequent to the adoption of the liquidation basis of accounting, real estate assets were adjusted to their estimated net realizable value and classified as real estate held for sale. Additionally, the Company suspended recording any further depreciation expense.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

RESTRICTED CASH

Restricted cash is required to be held in escrow accounts as specified by the terms of certain of the Company's notes payable at December 31, 2000 and 1999. The restricted cash is to be used to pay for insurance, taxes and capital expenditures pertaining to the related real estate that collateralizes the notes payable.

ACCOUNTS RECEIVABLE

Accounts receivable is net of an allowance for doubtful accounts of approximately $5,537,000 and $3,669,000 at December 31, 2000 and 1999,
respectively.

AMORTIZATION

Prior to the Company adopting the liquidation basis of accounting, deferred loan fees, direct lease costs and certain other costs were amortized using the straight-line method over the related estimated life. Upon the adoption of the liquidation basis of accounting, deferred loan fees of

$184,000 were written off to reflect the balances at their net realizable value. Direct lease costs and other costs directly associated with real estate were grouped with real estate for purposes of comparing carrying amounts to their net realizable value, and if such amounts when aggregated with real estate exceeded the net realizable value, these costs were written off.

FINANCIAL INSTRUMENTS

The carrying values reflected in the consolidated statement of net assets at December 31, 2000 and the consolidated balance sheet at December 31, 1999 reasonably approximate the fair values for cash and cash equivalents, receivables, accounts payable, and line of credit advances. Additionally, as the Company currently expects that the liquidation will be substantially complete not later than the first quarter of 2002, the net realizable value of notes payable approximates the fair value. In making such assessment, the Company has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate. At December 31, 1999, the Company estimated that the fair value of notes payable was less than their carrying value by approximately $10,116,000.

MINORITY INTEREST

At December 31, 2000 minority interest included the stated value ($25 per unit) of the 400,000 Series 1997-A Preferred Units of limited partnership interest ("Preferred Units"), plus the Change in Control Preference totaling $10,500,000, and approximately 1,556,000 Common Units at their expected settlement amount. At December 31, 2000, the Company has an obligation to redeem all of the Preferred Units no later than September 30, 2001. At December 31, 1999, minority interest included 2,000,000 Preferred Units and 1,610,000 Common Units.

MANDATORILY REDEEMABLE PREFERRED STOCK

At December 31, 2000, the Company had an obligation to redeem all outstanding shares of Series 2000-C Convertible Preferred Stock ("Series 2000-C Preferred Stock") of the Company no later than September 30, 2001. Therefore, this Preferred Stock has been reclassified from equity at December 31, 2000.

ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

On December 16, 2000, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures of approximately $21,351,000 anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of December 31, 2000. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated. The net adjustment at December 16, 2000, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, totaled $85,228,000, which is included in the consolidated statement of changes in net assets (liquidation basis) for the period December 16, 2000 to December 31, 2000. Significant increases (decreases) in the carrying value of net assets are summarized, in thousands, as follows:

Increase to reflect estimated net realizable values of certain real estate properties      $ 28,388
Deferral of appreciated gain on real estate properties                                      (15,584)
Decrease to reflect estimated net realizable value of certain real estate properties        (56,004)
Write-off of other assets                                                                   (21,802)
Increase to reflect net realizable value of investments in unconsolidated
  subsidiaries                                                                                1,763
Deferral of appreciated gain on investments in unconsolidated subsidiaries                   (1,763)
Reserve for estimated costs during the period of liquidation                                (19,116)
Liquidation Preference on Series 2000-C Preferred Stock and Preferred Units
  (see Note 8)                                                                               (6,000)
Write-off of deferred debt costs                                                               (364)
Effect on minority interest of adjustment to liquidation basis                                5,254
                                                                                           --------
Adjustment to reflect the change to liquidation basis of accounting                        $(85,228)
                                                                                           ========

Adjusting assets to estimated net realizable value resulted in the write-up of certain real estate properties. The anticipated gains associated with the write-up of these real estate properties have been deferred until their sales. The write-down of other assets included amounts for unamortized lease commissions and straight-line rent.

RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION

Under liquidation accounting, the Company is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid out over the liquidation period.

The Reserve for Estimated Costs During the Period of Liquidation as of December 31, 2000 includes the following (in thousands):

Severance                                                           $ 9,541
Tax liability protection for Operating Partnership unitholders        3,000
Appraiser costs, liquidator fees, trustee fees                        1,275
Professional fees                                                     2,440
Office expenses                                                         660
Other                                                                 2,200
                                                                    -------
Total                                                               $19,116
                                                                    =======

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company is required to adopt SFAS 133 in the first quarter of 2001. As the Company does not engage in any hedging activities or contracts containing derivative instruments, management does not expect the initial adoption of SFAS 133 to have any effect on the Company's results of operations or financial position.

REVENUE RECOGNITION

Prior to the adoption of the liquidation basis of accounting, rental revenue was generally recognized on a straight-line basis over the life of the lease. Subsequent to the adoption of the liquidation basis of accounting, straight-line rent was grouped with real estate for purposes of comparing such balances to their net realizable value, and if such amounts when aggregated with real estate exceeded the net realizable value, such costs were included in the write-off of other assets as part of the adjustment to liquidation basis of accounting. At December 31, 1999, approximately $6,900,964 of straight line rent was included in Other Assets. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Revenue based on a percentage of tenants' sales is recognized when tenants exceed their sales breakpoint.

In December 1999 SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") was issued. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including contingent rental income. Contingent rental revenue from tenants should be recognized as revenue only after the tenants exceed their sales breakpoint. The Company's adoption of SAB 101 in the fourth quarter of 2000 was immaterial.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the weighted average number of shares outstanding during each year.

The following table is the reconciliation from the basic to the diluted EPS computations for "net income (loss)" for 2000, 1999, and 1998 (in thousands, except per share amounts):

                                                                For the Years Ended December 31,
                                                               ----------------------------------
                                                               2000           1999           1998
                                                               ----           ----           ----
Numerator:
   Net Income (loss)                                         $(34,578)      $ 18,087       $ 18,756
Less:
   Dividends Paid to Preferred Stockholders                    (6,667)        (5,600)        (5,600)
   Liquidation Preference on Series 2000-C
     Preferred Stock                                           (5,500)          --             --
                                                             --------       --------       --------
Income (loss) Available to Common Stockholders for
   Basic Earnings Per Share                                   (46,745)      $ 12,487       $ 13,156
Effect of Dilutive Securities:
   Operating Partnership Units                                   --             --             --
   Convertible Preferred Stock                                   --             --             --
                                                             --------       --------       --------
Income (loss) Available to Common Stockholders for
   Diluted Earnings Per Share                                $(46,745)      $ 12,487       $ 13,156
                                                             ========       ========       ========
Denominator:
Shares for Basic Earnings Per Share -
   Weighted Average Shares Outstanding                         32,312         32,062        29,864
Effect of Dilutive Securities:
   Operating Partnership Units                                   --             --             --
   Convertible Preferred Stock                                   --             --             --
   Stock Options                                                 --             --              137
                                                             --------       --------       --------
Shares for Diluted Earnings Per Share                          32,312         32,062         30,001
                                                             ========       ========       ========
Basic Earnings Per Share                                     $  (1.45)      $   0.39       $   0.44
                                                             ========       ========       ========
Diluted Earnings Per Share                                   $  (1.45)      $   0.39       $   0.44
                                                             ========       ========       ========

Basic earnings per share is calculated on the weighted average shares of common stock outstanding during the period. Diluted earnings per share includes the effect of all potential common shares. In 2000 and 1999, dividends and shares from conversion of Preferred Stock and minority interest and shares from the conversion of Operating Partnership units were excluded from the diluted earnings per share calculations because they were anti-dilutive.

Options to purchase 978,250, 3,371,750 and 329,373 shares of common stock at exercise prices ranging from $11.31 to $18.88 per share were outstanding at December 31, 2000, 1999 and 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the market price of the common stock of the Company.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires that entities expense the costs of start-up activities and organization costs as incurred. The Company was required to adopt the SOP in the first quarter of 1999 as a cumulative effect of a change in accounting principle. The implementation of this SOP caused the Company to write-off unamortized organization costs of approximately $1,866,000.

RECLASSIFICATIONS

Certain of the 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

2. REAL ESTATE AND REAL ESTATE HELD FOR SALE

SUMMARY:
Real estate held for sale at December 31, 2000 and 1999 is summarized as follows (in thousands):

                                           December 31,
                                         -----------------
                                         2000         1999
                                         ----         ----
Retail Centers                         $742,850      $  8,737
Other                                       677
                                       --------      --------
  Total Real Estate Held for Sale      $743,527      $  8,737
                                       ========      ========

Real Estate at December 31, 1999 is summarized as follows (in thousands):

                                      December 31,
                                         1999
                                         ----
Retail Centers                        $   912,543
Office/Industrial Buildings                29,333
Retail Centers Under Development           87,397
Other                                       7,021
                                      -----------
  Total Real Estate                     1,036,294
Accumulated Depreciation                  (65,494)
                                      -----------
Real Estate - Net                     $   970,800
                                      ===========

The Company's real estate is leased to tenants under leases expiring at various dates through 2089. Certain of these leases contain provisions for rent increases based on consumer price indices and certain leases contain renewal options of up to 55 years. Future minimum rental income to be received by the Company under the terms of these operating leases is as follows at December 31, 2000 (in thousands):

          Year Ending December 31,
                   2001                $ 76,118
                   2002                  69,226
                   2003                  64,273
                   2004                  56,582
                   2005                  46,492
                   Later Years          396,323
                                      ---------
                   Total              $ 709,014
                                      =========

At December 31, 2000, all wholly-owned properties are pledged as collateral for notes payable described in Notes 4 and 5. In addition, the notes are secured by assignments of rents on such real estate. Certain real estate is located on land which is subject to noncancelable ground leases expiring at various dates through 2089 with minimum annual lease payments of approximately $2,064,000.

In connection with the Company's acquisition of a portfolio of twenty properties in 1997 (the "Golden State Properties") the former owners were given the right to receive additional consideration of up to $41,500,000 for additional value resulting from the lease-up of certain additional space through June 30, 1999. During 1999 additional consideration of approximately $12,991,000 was paid in cash to the former owners.

BANKRUPTCY REMOTE PROPERTIES: Twenty-six (26) properties having a net realizable value of approximately $397,633,000 at December 31, 2000, (collectively the "Bankruptcy Remote Properties," and each a "Bankruptcy Remote Property") are wholly-owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

DEVELOPMENT PROPERTIES: During 1995, the Company and various persons affiliated with The Martin Group of Companies, Inc., a San Francisco-based real estate development firm owned by J. David Martin, former president and chief executive officer of the Company, executed definitive documents relating to the Company's acquisition of interests in certain retail properties in the San Francisco Bay area (the "Martin Properties"). Each of the Martin Properties is currently owned by a separate limited partnership, of which the Company is general partner, and Mr. Martin and various other persons affiliated with The Martin Group (collectively, including Mr. Martin, the "Martin Group Affiliates") are the limited partners. Each of the partnership agreements contemplated that the Company will acquire or develop a specified Martin Property through the relevant partnership and that upon completion and stabilization of rental revenues from the property, the limited partners will receive a number of limited partnership units determined according to a formula in the agreements. Limited partnership units exchangeable for 118,403 shares of common stock had been issued to the Martin Group Affiliates as of December 31, 1999. During 2000, 12,600 units were redeemed for cash, and the remainder are reflected as minority interest in the accompanying consolidated financial statements. The total remaining project costs for the Martin Properties are estimated at approximately $5,924,000 at December 31, 2000 (see Note 11).

On November 30, 1998, the Company, through a subsidiary, entered into a purchase and sale agreement (the "Agreement") whereby the Company sold, at its cost, a portion of the improvements made by the Company to the historic commercial portion of its development project known as 1000 Van Ness (the "Project") to Historic Van Ness, LLC ("Historic Van Ness"). The purchase price of $15,118,000 was paid by Historic Van Ness by it assuming the same amount of the Company's construction loan on the Project and may be adjusted within sixty days after the completion of all improvements to the historic commercial portion of the project. The Company has an option (the "Option") during the period from January 1, 2005 to December 31, 2006 to purchase the interest of the investor member of Historic Van Ness for an amount equal to the then fair market value (as defined in the Option Agreement) of such interest. As a result, this transaction was accounted for by the Company as a financing transaction. The improvements purchased by Historic Van Ness are considered to be Qualified Rehabilitation Expenditures ("QRE") for Federal income tax purposes (as defined in the Internal Revenue Code of 1986), which generates a rehabilitation tax credit (the "Historic Tax Credit"). The construction loan assumed by Historic Van Ness matured in December 2000, and was extended until March 2001 with an option to renew until June 2001.

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

Future net minimum lease payments to be made by the Company's subsidiaries under the terms of the Master Leases and Common Area Lease are as follows (in thousands) at December 31, 2000:

Year Ending December 31,
2001                                                              $  1,238
2002                                                                 1,238
2003                                                                 1,238
2004                                                                 1,241
2005                                                                 1,242
Later Years                                                         41,929
                                                                  --------
Total Future Minimum Lease Payments                                 48,126
Less Amount Representing Interest                                  (33,133)
                                                                  --------
Present Value of the Minimum Lease Payments                       $ 14,993
                                                                  ========

The present value of the minimum lease payments is reflected in notes payable in the accompanying consolidated balance sheet (see Note 4).

In connection with the above agreements, the Company has guaranteed, within certain circumstances and limits, the Historic Tax Credits of the investor member in Historic Van Ness, which maximum amount, depending on those certain circumstances and limits, is estimated to be between $3,300,000 and $4,400,000.

3. INVESTMENTS

During 1998, the Operating Partnership and the State of California Public Employees' Retirement System ("CalPERS") formed BPP Retail, LLC ("BPP Retail") to acquire neighborhood, community, promotional and specialty shopping centers in the western United States. In December 1999, the Company and CalPERS made certain modifications to the joint venture agreement. As part of the modifications, the Company exchanged substantially all of its equity interest in BPP Retail for a total value of approximately $39,400,000. The Company recognized a net gain of $609,000 as a result of the modifications. The Company continued to serve as the manager of BPP Retail's assets and was entitled to receive fees for asset management, leasing, acquisitions and dispositions activities. During the years ended December 31, 2000 and 1999, the Operating Partnership earned asset and property management, leasing and acquisition fees from BPP Retail totaling approximately $768,000 and $5,078,000, respectively.

The Company believed that the fee income that could be earned through this arrangement might approach or exceed 5% of its gross revenues for calendar year 2000. In order to maintain the Company's status as a REIT it was necessary for the Company to assign to BPP Services, Inc. ("BPP Services"), a Maryland corporation, its rights and obligations to perform asset management services and leasing services in connection with the agreement with CalPERS and its right to receive fees for the performance of such services. This assignment became effective as of March 1, 2000. In order to satisfy the REIT provisions of the Internal Revenue Code, the Company owned only 1% of the outstanding voting stock of BPP Services, but it owned 95% of the outstanding economic interests. The Company accounted for BPP Services under the equity method of accounting.

On September 30, 2000, CalPERS exercised its right under the joint venture agreement between CalPERS and the Company to terminate the Company's role as managing member of BPP Retail, and the Company concurrently received $250,000 for the sale of its investment interest in the joint venture. As a result, the Company is no longer engaged in fee generating asset management, leasing, acquisition and disposition activity under this arrangement. Accordingly, in December 2000, BPP Services was merged into the Operating Partnership and its corporate existence ceased.

The Company owns a 25% interest in each of two limited liability companies, each of which owns one shopping center. Prior to the adoption of the liquidation basis of accounting, the Company accounted for these investments under the equity method. Subsequent to the adoption of the liquidation basis of accounting, these investments were adjusted to their net realizable value based on amounts estimated in independent appraisals. The Investment in Unconsolidated Subsidiaries at December 31, 2000 and 1999 amounted to $5,131,000 and $3,650,000, respectively. Income from Unconsolidated Subsidiaries was $100,000, $1,077,000 and $214,000, respectively, for December 1, 2000 to December 15, 2000 and the years ended December 31, 1999, and 1998.

4. NOTES PAYABLE

Notes payable are summarized as follows (in thousands):

                                                                                          December 31,
                                                                                        ----------------
                                                                                        2000        1999
                                                                                        ----        ----
Collateralized Mortgage-Backed Securities - principal and interest paid monthly
   at rates ranging from 6.76% to 9.20%; maturing at dates from 2004 to 2026.         $221,874    $281,543
Bank Construction Loan - interest only paid monthly; variable rate at LIBOR plus 2.25% or at prime (approximately 8.87% at December 31, 2000);
   maturing August 2001.                                                                43,761      35,188
Bank Construction Loan - interest only paid monthly; variable rate at LIBOR plus 2.25% or at prime (approximately 9.50% at December 31, 2000);
   matured December 2000, repaid February 2001.                                          8,836       5,216
Bank Construction Loan - principal and interest paid monthly; variable rate at
   LIBOR plus 3.00% or at prime plus 0.50% (8.52%); maturing June 2001.                 23,801      22,882
Insurance Companies - principal and interest paid monthly at rates ranging
   from 7.49% to 10.13%; maturing at dates from 2001 to 2017.                           12,169      16,211
Pension Fund - principal and interest paid monthly at 9.50%, maturing in 2005.           6,637       6,746
Other - principal and interest paid monthly at rates up to 10.0%; maturing at
   dates from 2001 to 2028.                                                             32,159      32,624
                                                                                    ----------  ----------
Total Notes Payable                                                                   $349,237    $400,410
                                                                                      ========    ========

Interest expense for the years ended December 31, 2000, 1999 and 1998 is reported net of capitalized interest totaling approximately $7,516,000, $6,156,000 and $6,518,000, respectively.

Principal maturities on the notes payable are summarized as follows (in thousands):

 Year Ending December 31,
          2001                                  $  84,694
          2002                                      4,451
          2003                                      4,801
          2004                                     11,753
          2005                                     12,978
          Later Years                             230,560
                                                ---------
          Total                                 $ 349,237
                                                =========


5. LINE OF CREDIT ADVANCES

In November 1999, the Company obtained a $202,800,000 credit facility from CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation ("GE")) (the "GE Facility") which is secured by various mortgages. Proceeds from this facility were used to repay an existing $205,000,000 credit facility. In December 1999, the Company repaid approximately $35,187,000 of the outstanding indebtedness, which reduced the commitment amount to approximately $176,263,000. Borrowings under this facility bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.50%. At December 31, 2000, borrowings of approximately $48,767,000 were outstanding. The GE Facility was scheduled to mature in January 2001, and is subject to various loan covenants. The Company and GE agreed to modify and extend the facility to December 2001. Under the terms of the modification which was executed in January 2001, the commitment amount of the facility was reduced to $71,745,000. The Company intends to either refinance the facility with GE, replace the facility with another lender, or repay the facility prior to the maturity date. The Company also maintained a $2,500,000 secured credit facility with Union Bank (the "Union Bank Facility") which was secured by a mortgage and an assignment of sales proceeds from a property. At December 31, 2000, borrowings of $2,500,000 were outstanding under this facility. The facility bore interest at a rate of LIBOR plus 2.00% or prime and matured in November 2000. The Union Bank facility was repaid and terminated in February 2001. At December 31, 2000, the weighted average rate of interest on the advances under the lines of credit was 9.38%, as compared to 8.30% on December 31, 1999.

6. SALES OF REAL ESTATE

During 2000, the Company disposed of seven shopping centers, two office/industrial properties, one residential land parcel, and one leasehold interest in a shopping center. In April 2000, the Company sold its interest in the residential parcel of its Downtown Pleasant Hill development project for approximately $2,980,000, resulting in a loss of approximately $20,000. In April 2000, the Company sold the Chambers Creek shopping center for approximately $3,250,000, resulting in a gain of approximately $438,000. In July 2000, the Company sold the Scripps Ranch office building for approximately $5,550,000, resulting in a gain of approximately $555,000. In August 2000, the Company sold the Santee Village Square shopping center and its leasehold interest in the Bear Creek shopping center for aggregate sales proceeds of approximately $10,025,000, resulting in a gain of approximately $335,000. In October 2000, the Company sold the Anacomp office building for approximately $21,300,000, resulting in a gain of approximately $1,672,000. On December 5, 2000, the Company sold the Meridian Village shopping center and the San Diego Factory Outlet Center for an aggregate of approximately $48,700,000, resulting in an aggregate gain of approximately $3,906,000. On December 29, 2000, the Company sold the La Mancha, Plaza at Puente Hills and Valley Central shopping centers for an aggregate of approximately $109,900,000, resulting in an aggregate gain of approximately $12,804,000 which is included in the adjustment to liquidation basis in the accompanying consolidated financial statements.

During 1999, the Company sold five shopping centers and two office properties. In July 1999, the Company sold Wiegand Plaza, Mesa shopping center, Independence Square, and Poway Village shopping center for aggregate sale proceeds of approximately $44,400,000, resulting in a gain of approximately $8,620,000. In August 1999, the Company disposed of the Ruffin Village shopping center for approximately $3,500,000, resulting in a gain of approximately $1,149,000. In October 1999, the Company sold the Bergen Brunswig office building for approximately $19,250,000, resulting in a gain of approximately $71,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,200,000 in the second quarter of 1999. In December 1999, the Company sold the Marcoa Publishing office building for approximately $2,800,000, resulting in a net loss of approximately $78,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,000,000 in the third quarter of 1999.
In August 1998, the Company sold the parking garage of its 1000 Van Ness project for approximately $13,125,000. No gain or loss resulted from this sale. In December 1998, the Company disposed of the remaining portion of the Plaza Rancho Carmel shopping center for approximately $2,420,000, resulting in a loss of approximately $1,814,000.

7. DIVIDENDS AND LIQUIDATING DISTRIBUTIONS

The status of the common stock dividends and liquidating distributions for 2000, 1999 and 1998 for Federal income tax purposes is as follows:

                          2000        1999        1998
                          ----        ----        ----
Taxable Portion:
Ordinary                   --         62.2%       64.8%
Capital Gain              38.0%        4.5         --
                         -----       -----       -----
Total Taxable             38.0        66.7        64.8
Return of Capital         62.0        33.3        35.2
                         -----       -----       -----
Total                    100.0%      100.0%      100.0%
                         =====       =====       =====

8. ISSUANCE OF SECURITIES

CONVERTIBLE PREFERRED STOCK: In December 1997, the Company and the Operating Partnership issued an aggregate of 2,800,000 shares of Series 1997-A Convertible Preferred Stock, par value $.01 per share ("Series 1997-A Preferred Stock"), and an aggregate of 1,600,000 Series 1997-A Preferred Units of limited partnership interest ("Preferred Units"), respectively, in private placements to Westbrook Burnham Holdings, L.L.C. and Westbrook Burnham Co-Holdings, L.L.C. (collectively, "Westbrook") and Blackacre SMC Master Holdings, LLC ("Blackacre"). On August 31, 2000, the Company, the Operating Partnership, Westbrook and Blackacre entered into an Exchange Agreement pursuant to which Westbrook and Blackacre exchanged their respective Preferred Units for the same number of shares of Series 1997-A Preferred Stock. Westbrook then exchanged its 2,800,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock (together with the Series 1997-A Preferred Stock, the "Preferred Stock") and Blackacre exchanged its 1,600,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock.

The Exchange Agreement and the terms of the Series 2000-C Preferred Stock gave the holders of the Series 2000-C Preferred Stock the right to (A) receive a Change of Control Preference (i.e. an aggregate amount of cash equal to $115,500,000, plus accrued dividends and distributions, plus 5% of any accrued and due dividends and distributions) from the net proceeds of sales of assets as part of the Plan of Liquidation and (B) require the Company to redeem the Series 2000-C Preferred Stock in any event on or after September 30, 2001 for the amount of the Change of Control Preference.

The Company redeemed all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001 for an aggregate of $115,500,000 in cash.

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

PREFERRED OPERATING PARTNERSHIP UNITS: On December 31, 1997, 2,000,000 Preferred Units of the Operating Partnership were issued at a price of $25.00 per unit. Subject to certain conditions, Preferred Units are exchangeable at the option of the holder for Series 2000-C Preferred Stock on a 1-for-1 basis. Each Preferred Unit has substantially identical distribution and liquidation rights as each share of Series 2000-C Preferred Stock. In August 2000, 1,600,000 Preferred Units were exchanged for the same number of Series 1997-A Preferred Stock and then subsequently for the same number of Series 2000-C Preferred Stock (see Convertible Preferred Stock above). At December 31, 2000 and 1999, respectively, 400,000 and 2,000,000 Preferred Units were outstanding and are classified as minority interest. At December 31, 2000 and 1999, 400,000 and 2,000,000 shares of Preferred Stock were reserved for issuance upon the potential redemption of 400,000 and 2,000,000 Preferred Units, respectively.

In connection with the execution of the Exchange Agreement with Westbrook and Blackacre, the Company also amended the Agreement of Limited Partnership of the Operating Partnership to give the holders of the Preferred Units the right to receive an amount equal to the Change of Control Preference (i.e., $10,500,000 plus accrued distributions, plus 5% of any accrued and due distributions) under the same circumstances as the holders of the Series 2000-C Preferred Stock.

Accordingly, on April 3, 2001, the Company redeemed all of the outstanding Preferred Units for an aggregate amount of $10,500,000 in cash.

ISSUANCE OF PARTNERSHIP UNITS; "PUT" RIGHTS OF COMMON UNITS: Under the partnership agreement of the Operating Partnership, whenever the Company issues any shares of common stock or Series 2000-C Preferred Stock, the Company must contribute the proceeds of such issuance to the Operating Partnership and the Operating Partnership will issue the same number of Common Units or Preferred Units to the Company, so that the Company will at all times own the same number of Common Units (including units held by the Company as general partner as well as limited partner units owned by the Company) and Preferred Units as there are outstanding shares of common stock and Series 2000-C Preferred Stock, respectively, of the Company. Distributions by the Operating Partnership with respect to Preferred Units and Common Units provide the funds to enable the Company to make distributions to the holders of its Series 2000-C Preferred Stock and common stock. The partnership agreement also provides that, after the June 30 or December 31 next succeeding the first anniversary of the issuance of Common Units (or earlier in the event of certain extraordinary transactions), the holder of each Common Unit other than the Company will have the right to require the Operating Partnership to redeem each Common Unit at a redemption price equal to the then market value of a share of common stock. Such redemption will be in cash, except that the Company may assume the redemption obligation and satisfy the obligation by issuing shares of its common stock.

During 2000 and 1999, approximately 40,000 and 297,000 Operating Partnership Common Units were exchanged for approximately 40,000 and 297,000 shares of common stock of the Company. At December 31, 2000 and 1999, approximately 1,556,000 and 1,610,000 shares of common stock were reserved for issuance upon the potential redemption of approximately 1,556,000 and 1,610,000 Partnership Units.

9. PRICE RANGE OF COMMON STOCK

Common stock of the Company is listed on the New York Stock Exchange under the symbol "BPP." The following table sets forth the high and low sale prices of the common stock, as reported by the New York Stock Exchange and the per share common distributions paid by the Company for each calendar quarter during 2000 and 1999.

                                Market Quotations           Common
                             ------------------------     Distributions
Quarter Ended                 High              Low            Paid
-------------                 ----              ---        -------------
March 31, 1999                  12.63            9.81             .2625
June 30, 1999                   12.88            9.50             .2625
September 30, 1999              12.94           10.56             .2625
December 31, 1999               11.06            8.69             .2625

March 31, 2000                  10.56            6.00             .2625
June 30, 2000                    7.94            6.25             .2625
September 30, 2000               7.50            4.88             .1000
December 31, 2000                6.13            4.00             .1000(1)

-------------
(1) As a result of the approval of the Plan of Liquidation on December 15, 2000, the December 31, 2000 payment was a liquidating distribution.

Market quotations are from the New York Stock Exchange. At December 31, 2000, there were 1,753 holders of record of the Company's shares.

10. STOCK OPTIONS

The Company has a Stock Option and Incentive Plan which is administered by the Compensation and Governance Committee of the Board of Directors. A maximum of 2,950,000 shares of common stock are reserved for issuance upon the exercise of options or other stock-based awards that may be granted under the plan. Options granted expire 10 years from the date of grant. The plan, as amended and restated in 1997, also provided for grants from such reserved shares to each non-employee director of the Company of restricted shares of the Company's common stock in lieu of cash compensation. Restricted stock vests in three equal annual installments from the date of grant or earlier upon such person's termination of service as director. On January 5, 2001, the Board of Directors of the Company amended the plan to eliminate the automatic grant of restricted shares of common stock to the Company's non-employee directors. At December 31, 2000, 288,327 shares had been purchased pursuant to the exercise of options under the plan, unexercised options for 978,250 shares are outstanding (of which 167,333 are subject to future vesting requirements), and options or other awards for 1,351,020 shares are available for future awards under the plan.

Activity under the stock option plan is summarized below:

                                            Number of            Exercise Price
                                              Shares               Per Share
                                            ----------           --------------
Outstanding, January 1, 1998                 1,361,377           $12.09-$18.88
Granted                                        679,500           12.50 - 14.50
Expired                                        (53,004)          18.25 - 18.59
Exercised                                      (44,500)          12.50 - 12.88
Canceled                                       (23,000)          12.50 - 14.50
                                           -----------           -------------
Outstanding, December 31, 1998               1,920,373           12.09 - 18.88
Granted                                        575,000           11.31 - 11.63
Expired                                        (39,123)          18.56 - 18.63
Canceled                                       (84,500)          12.50 - 14.50
                                           -----------           -------------
Outstanding, December 31, 1999               2,371,750           11.31 - 18.88
Expired                                         (3,000)                  16.97
Canceled                                    (1,390,500)          11.31 - 14.50
                                           -----------           -------------
Outstanding, December 31, 2000                 978,250           $11.31-$18.88
                                           -----------           -------------

The following table summarizes information concerning options outstanding and exercisable at December 31, 2000:

                             Options Outstanding                                     Options Exercisable
-------------------------------------------------------------------------       -----------------------------
                                                  Remaining
                                                 Contractual     Exercise                            Exercise
                                                    Life-         Price-                              Price-
   Range of                 Outstanding at        Weighted       Weighted          Number at         Weighted
Exercise Prices           December 31, 2000        Average        Average       December 31, 2000     Average
---------------           -----------------        -------        -------       -----------------    --------
$11.31-$12.88                  777,500           5.96 years       $12.36             631,834           $12.50
$14.50-$16.20                  112,250           4.59 years       $15.12              90,583           $15.27
$17.59-$18.88                   88,500           2.78 years       $18.43              88,500           $18.43
                               -------                                               -------
                               978,250                                               810,917
                               =======                                               =======

Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no compensation costs have been recognized in 2000, 1999 or 1998.

As a result of the Company's adoption of the Plan of Liquidation which contemplates the sale of all the Company's assets, the Company's stock options are estimated to have no value. Accordingly, no information has been provided for 2000. Had compensation cost for the Company's stock option plan been recognized for the years ended 1999 and 1998 based on the fair value at the grant date for awards consistent with the provisions of FAS No. 123, the Company's income available to common stockholders and basic earnings per share would have been reflected as the pro forma amounts below (in thousands, except per share amounts):

                                                     1999            1998
                                                     ----            ----
Income Available to Common Stockholders -
   Pro Forma                                        $12,057         $12,926
Basic Earnings Per Share - Pro Forma                    .38             .43

The pro forma effect on net income for 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The estimated fair value of options granted under the Company's stock option plan during 1999 and 1998 was approximately $808,500 and $1,425,000, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 8.0% dividend yield, volatility of 25%, risk free rate of return of 6.00% and expected lives of five years. The estimated fair value of options granted are subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. The above weighted-average assumptions are an approximation of historical information and are not intended to represent future events or trends.

11. TRANSACTIONS WITH RELATED PARTIES

The Company, through a subsidiary, entered into a Purchase and Sale Agreement with Holliday Development, L.P. ("Holliday"), whereby the Company would be reimbursed by Holliday for all of the Company's costs and expenses (the "Reimbursable Costs") incurred at the direction of Holliday, in connection with the acquisition and construction of the residential portion of 1000 Van Ness (one of the Martin Properties, see Note 2). The agreement stipulated that the Reimbursable Costs were to be paid to the Company in several successive transactions which coincided with the sale of the residential units to third parties. During 1999, the Company was paid the remainder of the Reimbursable Costs, approximately $7,450,000. Upon receipt of the final payment of the Reimbursable Costs (which totaled approximately $18,200,000) the Company conveyed all of the unsold residential units. The Company's former president and chief executive officer, J. David Martin, owned approximately 35% of the outstanding equity of Holliday. In addition, the Company's former director of development owned approximately a 14% interest in Holliday.

Included in accounts receivable at December 31, 1999 was approximately $94,000 due from a partnership in which the Company's former president and chief executive officer had an interest.

In December 1998, the Company entered into an operating lease for a corporate office in Emeryville, California. The landlord is a partnership in which the Company's former president and chief executive officer had an economic interest. The lease commenced on January 1, 1999 with a five-year term. Monthly lease payments are approximately $11,460, with a three percent annual increase. During 1999, as part of its restructuring plan (see Note 12), the Company sub-leased this space to a third party. The sub-lease commenced on August 1, 1999, with a four-year term and monthly payments of approximately $12,500.

On September 11, 2000, the Company entered into an agreement with the SA Group pursuant to which, among other things, the Company and the SA Group granted each other mutual general releases and the SA Group agreed to dismiss the pending litigation in the United States District Court for the District of Maryland. The Company elected Jay L. Schottenstein and Michael L. Ashner to the Company's Board of Directors and appointed Mr. Schottenstein to serve as Co-Chairmen of the Board of Directors. The SA Group agreed to vote their shares in favor of the Plan of Liquidation and for the Company's nominees for director. The Company agreed, subject to certain limited conditions, to allow the SA Group to purchase up to 19.9% of the Company's common stock under the Company's Shareholder Rights Plan. To reimburse the SA Group for expenses incurred in connection with its litigation and to settle such litigation, the Company agreed to pay the SA Group $1,000,000 and to pay the SA Group an additional $1,500,000 when and if the Preferred Stock is redeemed.

Also on September 11, 2000, the Company and the Preferred Stockholders entered into a letter agreement pursuant to which, among other things, the Preferred Stockholders consented to the agreement with the SA Group and agreed to support and vote for the SA Group's nominees to serve on the Company's Board of Directors. Under the letter agreement, the Company agreed, subject to certain limited conditions, to allow each of Westbrook, Blackacre and Morgan Stanley Dean Witter & Co. and its affiliates to purchase up to 19.9% of the Company's common stock under the Company's Shareholder Rights Plan and to exempt such ownership from the ownership limits set forth in the Company's charter.

12. RESTRUCTURING

The Company recorded a restructuring reserve in the first quarter of 1999 as a result of the decision to outsource the property management function. In the third quarter of 2000, a restructuring reserve was recorded as a result of the termination of the CalPERS joint venture with BPP Retail. The following paragraphs describe both restructuring reserves in detail.

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

During the quarter ended September 30, 1999, the Company completed the hiring of its third party providers, its planned reduction in workforce and the process of closing its property management offices. It was determined during the third quarter of 1999 that $120,000 of the reserve estimated for personnel related costs was not necessary due to certain personnel leaving prior to earning severance benefits and that $127,000 of the reserve estimated for the write-off of furniture and equipment was not necessary due to the redeployment of certain computers to other offices of the Company. In addition, it was determined that $100,000 of additional reserve was needed for office closures due to a change in the future value of sub-lease payments. As a result of these changes in estimates, the Company reallocated $100,000 of reserves from personnel related costs to office closures and reversed $147,000 of reserve during the quarter ended September 30, 1999. During 2000, as a result of the Company subleasing its remaining corporate space, the remaining $269,000 reserve was reversed. The following table reflects the composition of the Company's restructuring reserve, the expenditures applied against it and the portion of the reserve reversed as of December 31, 2000:

                                        Reserve for Outsourcing to Third Party Property Managers
                                ----------------------------------------------------------------------------
                                  Original
                                Restructuring        Expenditures            Reserve         Reserve as of
                                   Reserve              Applied              Reversed      December 31, 2000
                                -------------        ------------            --------      -----------------
Personnel related costs          $   750,000          $  (630,000)          $  (120,000)      $      --
Office closures                      500,000             (331,000)             (169,000)             --
Write-off of furniture
  and equipment                      250,000             (123,000)             (127,000)             --
                                 -----------          -----------           -----------       ---------
Total                            $ 1,500,000          $(1,084,000)          $  (416,000)      $      --
                                 ===========          ===========           ===========       =========

TERMINATION OF BPP RETAIL

On September 30, 2000, CalPERS exercised its right under the joint venture agreement between CalPERS and the Company to terminate the Company's role as managing member of BPP Retail, as described in Note 3. As a result, the Company laid off 42 employees, completely closed two offices, and reduced the size of two other offices. The Company estimated and recorded in the third quarter of 2000 a restructuring charge of approximately $2,144,000. This charge consisted of personnel related costs ($1,565,000), the closing of certain corporate offices and the write-off of furniture and equipment net of expected sales proceeds ($579,000). In the fourth quarter of 2000, the Company collected $207,000 of receivable from the sale of furniture and equipment. The remaining reserve at December 31, 2000 represents a reserve for personnel costs net of a receivable for sale of furniture and equipment. The following table reflects the composition of the Company's restructuring reserve, and the expenditures applied against it as of December 31, 2000:

                                                         Reserve for Terminating BPP Retail
                                              --------------------------------------------------------
                                                Original
                                              Restructuring        Expenditures/       Reserve as of
                                                 Reserve            Proceeds         December 31, 2000
                                               -----------         -------------     -----------------
Personnel related costs                        $ 1,565,000         $  (788,000)        $   777,000
Office closures, write-off of furniture
  and equipment                                    863,000            (863,000)               --
Expected sales proceeds                           (284,000)            207,000             (77,000)
                                               -----------         -----------         -----------
Total                                          $ 2,144,000         $(1,444,000)        $   700,000
                                               ===========         ===========         ===========

13. COSTS ASSOCIATED WITH PURSUIT OF STRATEGIC ALTERNATIVES AND PLAN OF LIQUIDATION

On June 7, 1999, the Company received an unsolicited, contingent proposal from Schottenstein Stores Corporation and certain of its affiliates (the "Schottenstein Group") to negotiate a business combination in which the Company would be merged into an acquisition affiliate of Schottenstein Stores Corporation and the holders of the Company's common stock would receive $13 per share. On July 12, 1999, the Schottenstein Group increased its contingent proposal to $13.50 per share.

On July 23, 1999, after an extensive evaluation of the Schottenstein Group's proposal and after receiving advice from Goldman, Sachs & Co., the Company's Board of Directors concluded that it would not be in the best interest of the Company's common stockholders to accept the proposal and unanimously voted to reject the Schottenstein Group's proposal.

On November 12, 1999, the Company announced that its Board of Directors had instructed management and Goldman, Sachs & Co. to actively pursue a full range of strategic alternatives in order to maximize stockholder value.

Between November 1999 and July 2000, the Company entered into numerous confidentiality agreements with potential bidders, and it received proposals from and negotiated with parties interested in engaging in business combinations and other transactions. On July 14, 2000, the Board of Directors instructed management to finalize a plan of reorganization and a plan of liquidation for its review.

On August 8, 2000, after a review of the Company's strategic alternatives, and after consulting with its management and its financial advisor with respect to the last bid submitted for the entire Company, the Board rejected the last remaining proposal. The Board of Directors then determined that a plan of liquidation would better maximize stockholder value than any other alternative, including a reorganization of the Company or continuing operations of the Company.

On August 14, 2000, the Schottenstein Group and Michael L. Ashner and Susan Ashner (collectively, the "SA Group") issued a press release announcing, among other things, that together they would nominate a slate of directors for election at the 2000 Annual Meeting to pursue a liquidation of the Company.

On August 15, 2000, the Company announced that the Board of Directors intended to adopt a plan of liquidation and planned to have the Company retain a third party to oversee and manage the liquidation process. The Company also announced that it had reached an agreement in principle with Westbrook and Blackacre that they would support the Board of Director's decision to develop a plan of liquidation.

On August 31, 2000, the Board of Directors adopted the Plan of Liquidation, subject to approval by the Company's stockholders, and after extensive negotiations, the Company, the Operating Partnership, Westbrook and Blackacre entered into an Exchange Agreement (see Note 8). Pursuant to the Exchange Agreement, Westbrook and Blackacre exchanged their respective preferred Operating Partnership units for the same number of shares of Series 1997-A Preferred Stock, and Westbrook then exchanged its 2,800,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock and Blackacre exchanged its 1,600,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series

2000-C Preferred Stock. The Exchange Agreement and the terms of the 2000-C Preferred Stock give the holders of the 2000-C Preferred Stock the right to receive an amount equal to the Change of Control Preference from the net proceeds of sales of assets as part of the Plan of Liquidation and to require the Company to redeem the 2000-C Preferred Stock in any event on or after September 30, 2001 for the amount of the Change of Control Preference (i.e., an aggregate amount equal to $115,500,000 plus accrued dividends and distributions, plus 5% of any accrued and due dividends and distributions).

On September 5, 2000, the Company entered into a Purchase and Sale Agreement with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential has agreed to acquire 13 of the Company's properties for a gross purchase price of approximately $317,000,000, consisting of approximately $149,000,000 in cash and the assumption of approximately $168,000,000 of liabilities. Closings will occur for a property as the conditions are satisfied for that property. To date, the Company has closed on the sale of eight of these properties for an aggregate purchase price of approximately $187,932,000, consisting of approximately $121,290,000 in cash and the assumption of approximately $66,642,000 of liabilities.

On September 10, 2000, after evaluating bids from several potential liquidation agents, the Company entered into an agreement with DDRRES pursuant to which DDRRES agreed to act as a liquidation agent on behalf of the Company with respect to its remaining assets.

On September 11, 2000, the Company entered into an agreement with the SA Group pursuant to which, among other things, the Company and the SA Group granted each other mutual general releases and the SA Group agreed to dismiss the pending litigation in the United States District Court for the District of Maryland. The Company elected Jay L. Schottenstein and Michael L. Ashner to the Company's Board of Directors and appointed Mr. Schottenstein to serve as Co-Chairman of the Board of Directors. The SA Group agreed to vote their shares in favor of the Plan of Liquidation and for the Company's nominees for director. The Company agreed, subject to certain limited conditions, to allow the SA Group to purchase up to 19.9% of the Company's common stock under the Company's Shareholder Rights Plan. To reimburse the SA Group for expenses incurred in connection with its litigation and to settle such litigation, the Company agreed to pay the SA Group $1,000,000 and to pay the SA Group an additional $1,500,000 when and if the Preferred Stock is redeemed.

Also on September 11, 2000, the Company and the Preferred Stockholders entered into a letter agreement pursuant to which, among other things, the Preferred Stockholders consented to the agreement with the SA Group and agreed to support and vote for the SA Group's nominees to serve on the Company's Board of Directors. Under the letter agreement, the Company agreed, subject to certain limited conditions, to allow each of Westbrook, Blackacre and Morgan Stanley Dean Witter & Co. and its affiliates to purchase up to 19.9% of the Company's common stock under the Company's Shareholder Rights Plan and to exempt such ownership from the ownership limits set forth in the Company's charter.

On December 15, 2000, the Company's stockholders approved the Plan of Liquidation at the Company's 2000 Annual Meeting.

In connection with the evaluation of the Schottenstein Group's proposal, the Company's pursuit of all of its strategic alternatives, the Company's negotiations and consummations of agreements with the SA Group and its Preferred Stockholders, the Company's adoption and implementation of the Plan of Liquidation and the Company's defending against certain litigation incidental to the foregoing, the Company has incurred significant costs for financial advisory, legal and other services. For the year ended December 31, 2000, the Company incurred approximately $7,695,000 of these related costs.

14. RETIREMENT SAVINGS PLAN

The Company has a contributory Retirement Savings Plan. The maximum contribution is 15% of annual salaries of which up to 3% is matched by the Company up to 75% of employee contributions, subject to limitations imposed by the Internal Revenue Service. The Company's contributions to this plan for 2000, 1999 and 1998 were approximately $119,000, $124,000, and $77,000, respectively.

15. OPERATING LEASES

The Company leases office space under various operating leases that expire at various times through 2007. Rental expense under these operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $1,132,000, $985,000, and $326,000, respectively. During 1999, in connection with its restructuring plan (see Note 12), the Company closed three of its corporate offices. In September 2000, in connection with the termination of the Company's role as managing member of BPP Retail as described in Note 3, the Company closed two other offices. Subsequent to the closing of these offices the Company sub-leased the spaces to third parties. These sub-leases expire at various dates through 2003.

Approximate minimum future lease payments, net of the related sub-lease payments, under these operating leases at December 31, 2000, are as follows (in thousands):

                                  Lease         Sub-lease         Net Lease
For Years Ending December 31,    Payments        Receipts          Payments
-----------------------------    --------       ---------         ---------
         2001                    $  1,445        $ (253)          $   1,192
         2002                       1,342          (197)              1,145
         2003                       1,175          (173)              1,002
         2004                         546                               546
         2005                         563                               563
         Later Years                  992                               992
                                 --------        ------           ---------
         Total                   $  6,063        $ (623)          $   5,440
                                 ========        ======           =========

16.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2000 and 1999 is as follows (in thousands, except per share amounts):

                                                       Income (Loss) Available
                                 Income (Loss)         to Common Stockholders
                                 Available to                 Per Share
                Total              Common            ---------------------------
               Revenues          Stockholders           Basic            Diluted
               --------          ------------           -----            -------
2000:
First         $ 31,060           $    (80)           $  (0.002)       $   (0.002)
Second          29,650             (3,723)               (0.12)            (0.12)
Third           30,600            (39,133)               (1.21)            (1.21)
Fourth          29,900              1,691 (1)            (0.12)(1)         (0.12) (1)
              --------           --------            ---------         ---------
Total         $121,210           $(41,245)(1)        $   (1.45)(1)     $   (1.45) (1)
              ========           ========            =========         =========

1999:
First         $ 35,135           $    311            $    0.01         $    0.01
Second          34,369              2,401                 0.08              0.08
Third           31,551              9,122                 0.28              0.28
Fourth          31,755                653                 0.02              0.02
              --------           --------            ---------         ---------
Total         $132,810           $ 12,487            $    0.39         $    0.39
              ========           ========            =========         =========

----------------------
(1) The fourth quarter Income Available to Common Stockholders was reduced by $5.5 million liquidation preference to preferred stockholders to calculate loss available to common stockholders per share.

17. SEGMENT INFORMATION

During 2000, the Company sold its two remaining office buildings. As a result, at December 31, 2000, the Company only has one reportable segment: retail operating properties.

At December 31, 1999 and 1998, the Company had two reportable segments: Retail Operating properties and Office/Industrial properties. The Company focused its investments on retail shopping centers located in major metropolitan areas. The Company also owned interests in two office and industrial properties which it considered non-strategic and therefore did not allocate a material amount of Company resources to this segment. For the years ended December 31, 2000, 1999, and 1998 there was no tenant of the Company that accounted for 10% of the total revenues of the Company.

The Company's accounting policies for these segments at December 31, 1999 and 1998 were the same as those described in the summary of significant accounting policies in Note 1. The Company evaluated the performance of its assets within these segments based on the net operating income of the respective property. Net operating income was calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment for 1999 and 1998 is as follows (in thousands):

                                                       1999
                                    -----------------------------------------
                                    Retail            Office            Total
                                    ------            ------            -----
Rental Revenues                   $  123,236        $    2,855        $  126,091
                                  ==========        ==========        ==========
Net Operating Income              $   85,510        $    2,743        $   88,253
                                  ==========        ==========        ==========
Real Estate at December 31        $  999,941        $   29,332        $1,029,273
                                  ==========        ==========        ==========

                                                       1998
                                    -----------------------------------------
                                    Retail            Office            Total
                                    ------            ------            -----
Rental Revenues                   $  123,381        $    7,524        $  130,905
                                  ==========        ==========        ==========
Net Operating Income              $   87,672        $    6,690        $   94,362
                                  ==========        ==========        ==========
Real Estate at December 31        $1,073,792        $   57,876        $1,131,668
                                  ==========        ==========        ==========

The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the years ended December 31, 1999 and 1998 (in thousands):

                                                             1999            1998
                                                             ----            ----
REVENUES:
Total Rental Revenues for Reportable Segments              $ 126,091       $ 130,905
Fee Income                                                     5,078            --
Interest Revenue                                               1,641             818
                                                           ---------       ---------
   TOTAL CONSOLIDATED REVENUES                             $ 132,810       $ 131,723
                                                           =========       =========
NET OPERATING INCOME:
                                                           ---------       ---------
Total Net Operating Income for Reportable Segments         $  88,253       $  94,362
                                                           ---------       ---------
Additions:
   Fee Income                                                  5,078            --
   Interest Revenue                                            1,641             818
   Income from Unconsolidated Subsidiaries                     1,077             214
   Gain on Sales of Real Estate                               10,371            --
                                                           ---------       ---------
Total Additions                                               18,167           1,032
                                                           ---------       ---------
Less:
   Interest Expense                                           38,209          37,288
   General and Administrative Expenses                         7,581           5,583
   Restructuring Charge                                        1,353            --
   Litigation                                                    440             140
   Abandoned Acquisition Costs                                   748            --
   Defense Costs                                               4,548            --
   Impairment Write-offs                                       2,200            --
   Depreciation and Amortization                              26,364          26,949
   Minority Interest                                           5,024           4,864
   Loss on Sales of Real Estate                                 --             1,814
                                                           ---------       ---------
Total Deductions                                              86,467          76,638
                                                           ---------       ---------

Net Income Before Extraordinary Item                          19,953          18,756
Extraordinary Item                                              --              --
Cumulative Effect of a Change in Accounting Principle         (1,866)           --
                                                           ---------       ---------
Net Income                                                 $  18,087       $  18,756
                                                           =========       =========

The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at December 31, 1999 and 1998 (in thousands):

                                                  1999              1998
                                                  ----              ----
Total Real Estate for Reportable Segments      $ 1,029,273       $ 1,131,668
Other Real Estate                                    7,021             6,111
                                               -----------       -----------
Total Real Estate                              $ 1,036,294       $ 1,137,779
Accumulated Depreciation                           (65,494)          (79,837)
                                               -----------       -----------
Real Estate-Net                                    970,800         1,057,942
Other Assets                                        64,215            56,234
                                               -----------       -----------
Consolidated Assets                            $ 1,035,015       $ 1,114,176
                                               ===========       ===========

Other Real Estate includes assets related to the corporate offices of the Company, which are not included in segment information.

19. CONTINGENCIES

On June 23, 1999, a class action lawsuit was filed in the Superior Court of the State of California, County of San Diego, against the Company and its Board of Directors. The complaint was purportedly filed on behalf of the public stockholders of the Company and alleges that the Board of Directors and the Company violated their fiduciary duties by adopting a shareholder rights agreement, responding to the Schottenstein Group's proposal inappropriately, and adopting severance and other compensatory arrangements.

On June 12, 2000 the Court dismissed the complaint, and denied plaintiffs' request for leave to amend. Counsel for plaintiffs have appealed the Court's dismissal of the lawsuit. The Company believes that any appeal would be without merit.

On February 7, 2000, a derivative lawsuit was filed in the Superior Court of the State of California, County of San Diego, by a purported stockholder, asserting claims on behalf of the Company. On May 2, 2000, the plaintiff filed an amended complaint. The amended complaint contains claims similar to those asserted in the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and certain of its current and former officers. It also names the Company as a nominal defendant. On November 8, 2000, plaintiff filed its Second Amended Derivative Complaint. The Company believes that the plaintiff has not complied with the requirements for bringing a derivative action, and has filed a motion asking the Court to dismiss the suit. That motion is stayed pending a prospective settlement.

On June 14, 2000, the Schottenstein Group commenced an action against the Company and certain of its directors in the United States District Court for the District of Maryland. The complaint in the Maryland action alleged that the Company and its directors violated their fiduciary duties by, INTER ALIA, continuing the date of the 2000 Annual Meeting, adopting a shareholder rights agreement, failing to adequately respond to plaintiff's prior acquisition proposal, and adopting certain severance and other compensation arrangements. On July 31, 2000, the Company and its directors filed a Motion to Dismiss all claims in the litigation. On September 11, 2000, the Company entered into an agreement with the Schottenstein Group pursuant to which, among other things, the Company, and the SA Group granted each other mutual general releases and the SA Group agreed to dismiss the pending litigation. Subsequently, the Court entered an order dismissing the action on September 15, 2000.

On August 9, 2000, a complaint was filed in the Superior Court of the State of California, County of San Diego. The suit was purportedly brought on behalf of the Company as a derivative action and simultaneously on behalf of the Company's stockholders as a class action. The complaint appears to raise similar issues to those raised by the previously filed class action and derivative lawsuits described above. The Company believes the complaint is without merit.

In February 2001, the parties reached an agreement in principle providing for the settlement of the three actions filed in the Superior Court of the State of California, County of San Diego, and all claims that could have been asserted in these actions. Under the proposed settlement, the Company has agreed to certain restrictions regarding the composition of its Board of Directors and disposal of its assets. The Company also made available for review by plaintiffs the proxy statement in connection with the 2000 Annual Meeting. The Company has agreed to pay the $1.9 million in attorneys' fees to plaintiffs' counsel (of which insurers will cover $1.75 million) following the Court's issuance of an order approving the proposed settlement. The settlement is subject to negotiation, execution of a formal stipulation of settlement and Court approval.

Also in 1999, a lawsuit was filed against the Company by a tenant of a Company-owned property. The complaint alleged, among other things, misrepresentation regarding the use of that property. On July 31, 2000, a jury in San Francisco, California, returned a verdict against the Company for breach of contract and misrepresentation. The jury awarded the tenant out-of-pocket losses, and separately awarded the tenant future lost profits. The Company challenged the award for net lost profits as duplicative. The Court has ruled against the Company and has confirmed the lost profit judgment. Subsequently, judgment was entered to include an additional sum for partial reimbursement of the tenant's attorneys' fees and costs. After judgment was entered, the Company sought to modify or vacate the judgment, both of which motions were denied by the Court. The Company appealed. In March 2001, the Company and the tenant agreed to a settlement that includes a $2,525,000 payment by the Company in full satisfaction of the judgment and a dismissal of the appeal. The settlement was fully accrued in 2000.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

20. SEVERANCE PLANS

In June 1999, the Company adopted severance plans for executives, management and all other employees. These agreements provide that in the event of a Change of Control and other terminating events, as defined in the agreements, the Company's personnel are entitled to severance payments. In December 2000, as a result of the Change of Control occurring upon the adoption of the Plan of Liquidation, the Company accrued approximately $9,541,000 for the estimated severance amounts to be paid, which is included in the Reserve for Estimated Costs in the Period of Liquidation in the accompanying financial statements.

21. SUBSEQUENT EVENTS

In February 2001, the Company sold the Puget Park and Cameron Park shopping centers for approximately $18,953,000. In March 2001, the Company sold the Richmond shopping center for approximately $10,381,000. The transactions represent a portion of a portfolio of properties targeted for sale under an agreement with Prudential. Proceeds were used to reduce outstanding indebtedness. No gains or losses were recorded in connection with these sales.

Prudential has indicated to the Company that, due to the detrimental effect that the Edwards Theater bankruptcy had on the value of the Mountaingate property, it is not likely to consummate the purchase of the property, which is subject to the Prudential Agreement. As a result, the Company has notified the lender of its intention to transfer the Mountaingate property to the lender in full satisfaction of its mortgage obligation.

On April 2, 2001, the Company sold a portfolio of 19 shopping centers for aggregate sales proceeds of approximately $288,500,000, consisting of approximately $145,500,000 in cash and the assumption of approximately $143,000,000 in mortgage debt. On April 3, 2001, the Company used approximately $126,000,000 of the cash proceeds to redeem all of the Company's preferred equity and used the remainder to reduce outstanding indebtedness. This portfolio included the 580 Marketplace, Arcade Square, Buena Vista, Centerwood, Creekside, Discovery Plaza, Gateway Plaza, Hallmark Town Center, Menifee Town Center, Prospector's Plaza, Ralphs Center, San Marcos Plaza, Shasta Crossroads, Silver Creek Plaza, Southampton, Stoney Point Plaza, Summerhills Plaza, Sunset Center, and Westminster Center shopping centers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information pertaining to directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Company's 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Company's 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Company's 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Company's 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements and Independent Auditors' Report are included under Item 8.

              Independent Auditors' Report

              Consolidated Statement of Net Assets as of December 31, 2000 (Liquidation Basis) and Consolidated Balance Sheet as of December 31, 1999 (Going Concern Basis)

              Consolidated Statement of Income (Loss) for the Period January 1, 2000 to December 15, 2000 (Going Concern Basis), Changes in Net Assets for the Period December 16, 2000 to December 31, 2000 (Liquidation Basis) and Income for the Years Ended December 31, 1999 and 1998 (Going Concern Basis)

              Consolidated Statements of Stockholders' Equity for the Period January 1, 2000 to December 15, 2000 and the Years Ended December 31, 1999 and 1998 (Going Concern Basis)

              Consolidated Statements of Cash Flows for the Periods January 1, 2000 to December 15, 2000 (Going Concern Basis) and December 16, 2000 to December 31, 2000 (Liquidation Basis) and for the Years Ended December 31, 1999 and 1998 (Going Concern Basis)

              Notes to the Consolidated Financial Statements, December 31, 2000, 1999 and 1998.

(b) REPORTS ON FORM 8-K

Form of 8-K filed December 7, 2000 (earliest event reported December 5, 2000):
Item 5, announcing (i) that the Company had completed the sale of both the San Diego Factory Outlet Center and Meridian Village to Retail Value Investment Program, a joint venture comprised of Developers Diversified Realty Corporation, Coventry Real Estate Partners and Prudential Real Estate Investors, for an aggregate consideration of $48.7 million in connection with the purchase and Sale Agreement with The Prudential Insurance Company of America and (ii) the Amendment of Liquidation and Property Management Services Agreement with DDR Real Estate Services, Inc., the Company's liquidating agent.

(c)        EXHIBITS

2.1 Plan of Complete Liquidation and Dissolution (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, filed on November 28, 2000).

3(i).1 Articles of Amendment and Restatement of Burnham Pacific Properties, Inc. (the "Company") (incorporated by reference to pages B-1 through B-13 of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, filed on March 31, 1997).

3(i).2 Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series 1997-A Convertible Preferred Stock (incorporated by reference to
           Exhibit 3.1.2 of the Company's Form 8-K filed on January 14, 1998 (the "January 14, 1998 Form 8-K")).

3(i).3 Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series B Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on June 24, 1999 (the "June 24, 1999 Form 8-K")).

3(i).4 Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series 2000-C Convertible Preferred Stock (incorporated by reference to
           Exhibit 3(i).4 of the Company's Form 8-K filed on September 6,
           2000).

3(ii).1 Bylaws of the Company, as amended and restated on November 19, 1997 (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 16, 1997).

3(ii).2 Text of February 9, 2000 Amendments to Bylaws (incorporated by reference to Exhibit 3(ii).2 of the Company's Form 8-K filed on February 10, 2000).

3(ii).3 Text of April 5, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).3 of the Company's Form 8-K filed on April 10, 2000).

3(ii).4 Text of May 31, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).4 of the Company's Form 8-K filed on June 1, 2000).

3(ii).5 Text of August 14, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).5 of the Company's Form 8-K filed on August 17, 2000).

3(ii).6 Text of August 27, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).6 of the Company's Form 8-K filed on August 28, 2000).

3(ii).7 Text of August 30, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).7 of the Company's Form 10-Q filed on November 14, 2000).

3(ii).8 Text of August 31, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).7 of the Company's Form 8-K filed on September 1, 2000).

3(ii).9 Text of September 4, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).8 of the Company's Form 8-K filed on September 6, 2000).

3(ii).10 Text of September 10, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).10 of the Company's Form 8-K filed on September 6, 2000).

3(ii).11 Text of October 16, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).11 of the Company's Form 8-K filed on September 6, 2000).

*3(ii).12  Text of March 1, 2001 Amendment to Bylaws.

4.1 Shareholder Rights Agreement, dated as of June 19, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 of the June 24, 1999 Form 8-K).

4.2 Amendment No. 1 to Shareholder Rights Agreement, dated as of August 31, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A/A filed on November 7, 2000).

4.3 Amendment No. 2 to Shareholder Rights Agreement, dated as of September 11, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company's Form 8-A/A filed on November 7, 2000).

10.1 Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P. dated as of November 14, 1997 (incorporated by reference to Exhibit 10.1.1 of the Company's Form 8-K filed on December 16, 1997 (the "December 16, 1997 Form 8-K").

10.2 First Amendment to Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P., dated as of December 31, 1997 (the "First Amendment") (incorporated by reference to Exhibit 10.1 of the January 14, 1998 Form 8-K).

10.3 Third Amendment to Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P., dated as of December 31, 1997 (incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K dated June 1, 1998).

*10.4 Exhibit B to the Thirteenth Amendment to Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P., dated as of December 31, 1997 (defining the rights of Preferred Units and Common Units of Burnham Pacific Operating Partnership, L.P.).

10.5 Agreement to Contribute among the Company, Burnham Pacific Operating Partnership, L.P. and the Contributors and Existing Partners of the Golden State Properties party thereto, dated as of December 5, 1997 (incorporated by reference to Exhibit
           10.2 to the December 16, 1997 Form 8-K).

10.6+ Stock Option and Incentive Plan of the Company as amended and restated as of May 6, 1997 (the "Stock Option Plan") (incorporated by reference to Appendix D to the Company's Proxy Statement for its 1997 Annual Meeting).

10.7+ First Amendment to the Stock Option Plan, dated as of January 14, 1998 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on September 2, 1999).

*10.8+     Second Amendment to the Stock Option Plan, dated as of January 5,
           2001.

*10.9 Form of Indemnification Agreement among Burnham Pacific Properties, Inc. and Burnham Pacific Operating Partnership, L.P. as indemnitors and their Officers and Directors as indemnitees, except Mr. Havner and Mr. Dickey.

10.10+ Burnham Pacific Properties, Inc. Executive Severance Plan, dated as of June 19, 1999 (the "Executive Severance Plan"), (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K Report, filed August 9, 1999 (the "August 9, 1999 Form 8-K")).

10.11+ First Amendment to the Executive Severance Plan, dated as of July 23, 1999, (incorporated by reference to Exhibit 10.2 of the August 9, 1999 Form 8-K).

10.12+ Burnham Pacific Properties, Inc. Management Severance Plan, dated as of June 19, 1999 (the "Management Severance Plan"), (incorporated by reference to Exhibit 10.3 of the August 9, 1999 Form 8-K).

10.13+ First Amendment to the Management Severance Plan, dated as of July 23, 1999, (incorporated by reference to Exhibit 10.4 of the August 9, 1999 Form 8-K).

10.14+ Burnham Pacific Properties, Inc. Rank and File Severance Plan, dated as of June 19, 1999 (the "Rank and File Severance Plan") (incorporated by reference to Exhibit 10.5 of the August 9, 1999 Form 8-K).

10.15+ First Amendment to the Rank and File Severance Plan, dated as of July 23, 1999 (incorporated by reference to Exhibit 10.6 of the August 9, 1999 Form 8-K).

10.16+ Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and J. David Martin (incorporated by reference to Exhibit 10.7 of the August 9, 1999 Form 8-K).

10.17+ Senior Executive Severance Agreement, dated as of June 30, 1999 between Burnham Pacific Properties, Inc. and Joseph William Byrne (incorporated by reference to Exhibit 10.8 of the August 9, 1999 Form 8-K).

10.18+ Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and James W. Gaube (incorporated by reference to Exhibit 10.9 of the August 9, 1999 Form 8-K).

10.19+ Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and Daniel B. Platt (incorporated by reference to Exhibit 10.10 of August 9, 1999 Form 8-K).

10.20+ Senior Executive Severance Agreement, dated as of June 30, 1999, between Burnham Pacific Properties, Inc. and Scott C. Verges (incorporated by reference to Exhibit 10.11 of the August 9, 1999 Form 8-K).

10.21+ Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and J. David Martin (incorporated by reference to Exhibit 10.12 of the August 9, 1999 Form 8-K).

10.22+ Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and J. David Martin (incorporated by reference to Exhibit 10.13 of the August 9, 1999 Form 8-K).

10.23+ Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and J. David Martin (incorporated by reference to Exhibit 10.14 of the August 9, 1999 Form 8-K).

10.24+ Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and Joseph William Byrne (incorporated by reference to Exhibit 10.15 of the August 9, 1999 Form 8-K).

10.25+ Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and James W. Gaube (incorporated by reference to Exhibit 10.16 of the August 9, 1999 Form 8-K).

10.26+ Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and Daniel B. Platt (incorporated by reference to Exhibit 10.17 of the August 9, 1999 Form 8-K).

10.27+ Phantom Shares Agreement, dated as of August 1, 1999, between Burnham Pacific Properties, Inc. and Scott C. Verges (incorporated by reference to Exhibit 10.18 of the August 9, 1999 Form 8-K).

10.28+ First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and J. David Martin (incorporated by reference to Exhibit
           10.19 to the Company's report on Form 10-Q for the quarter ended September 30, 1999 (the "September 30, 1999 Form 10-Q")).

10.29+ First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and J. David Martin (incorporated by reference to Exhibit 10.20 of the September 30, 1999 Form 10-Q).

10.30+ Phantom Shares Rescission Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and J. David Martin (incorporated by reference to Exhibit 10.21 of the September 30, 1999 Form 10-Q).

10.31+ First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and Daniel B. Platt (incorporated by reference to Exhibit 10.22 of the September 30, 1999 Form 10-Q).

10.32+ First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and Joseph William Byrne (incorporated by reference to Exhibit 10.23 of the September 30, 1999 Form 10-Q).

10.33+ First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and James W. Gaube (incorporated by reference to Exhibit 10.24 of the September 30, 1999 Form 10-Q).

10.34+ First Amendment to Phantom Shares Agreement, dated as of November 11, 1999, between Burnham Pacific Properties, Inc. and Scott C. Verges (incorporated by reference to Exhibit 10.25 of the September 30, 1999 Form 10-Q).

10.35 Loan Agreement, dated as of November 19, 1999, between Burnham Pacific Operating Partnership, L.P., BPP/Cameron Park, L.P., and BPP/Riley, L.P., as Borrowers, the lenders party thereto, as Lenders, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

10.36 Modification to Loan Agreement, dated as of December 20, 1999, between Burnham Pacific Operating Partnership, L.P., BPP/Cameron Park, L.P., and BPP/Riley, L.P., as Borrowers, the lenders party thereto, as Lenders, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

10.37 Contribution Agreement, dated as of November 30, 1999, between Burnham Pacific Employees LLC and CalPERS (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 14, 2000 (the "January 14, 2000 Form 8-K")).

10.38 Bell Gardens Ownership Agreement, dated as of December 15, 1999, by and among Burnham Pacific Operating Partnership, L.P., Burnham Pacific Employees LLC, BPP Retail, LLC and CalPERS (incorporated by reference to Exhibit 10.3 of the January 14, 2000 Form 8-K).

10.39 Waiver, Amendment and First Consent, dated as of December 15, 1999, by and among BPP Retail, LLC, the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Burnham Pacific Employees LLC, Burnham Pacific Operating Partnership, L.P. and CalPERS (incorporated by reference to Exhibit 10.4 of the January 14, 2000 Form 8-K).

10.40 Waiver, Amendment and Second Consent to Credit Agreement, dated as of December 15, 1999, by and among BPP Retail, LLC, BPAC Texas, L.P., the Lenders named therein and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 of the January 14, 2000 Form 8-K).

10.41 Agreement, dated as of August 13, 2000, between the Company, Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., Blackacre SMC Master Holdings, L.P. and Blackacre SMC II Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 23, 2000 (the "August 23, 2000 Form 8-K")).

10.42+ Separation Agreement, dated as of August 18, 2000, between the Company and J. David Martin (incorporated by reference to Exhibit
           10.2 to the Company's August 23, 2000 Form 8-K).

10.43+ Separation Agreement, dated as of May 31, 2000, between the Company and Joseph Wm. Byrne (incorporated by reference to
           Exhibit 10.3 to the Company's August 23, 2000 Form 8-K).

10.44 Exchange Agreement, dated as of August 31, 2000, among the Company, Burnham Pacific Operating Partnership, L.P., Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., and Blackacre SMC Master Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 6, 2000).

10.45 Agreement, dated as of September 11, 2000, by and among Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P., Jay L. Schottenstein, Schottenstein Stores Corporation, Jubilee Limited Partnership, Jubilee Limited Partnership III, Schottenstein Professional Asset Management Corp., Michael L. Ashner and Susan Ashner (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 21, 2000).

10.46 Liquidation and Property Management Services Agreement, dated as of September 10, 2000, between Burnham Pacific Properties, Inc. and DDR Real Estate Services Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on September 21, 2000).

10.47 Letter Agreement, dated September 11, 2000, by and among Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P., and each of Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., and Blackacre SMC Master Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on September 21, 2000).

10.48 Purchase and Sale Agreement, dated as of September 5, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 14, 2000).

10.49 Purchase and Sale Agreement, dated September 19, 2000, by and among an affiliate of the Company, BPP/Golden State
           Acquisitions, L.L.C., and GMS Realty, LLC (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on November 14, 2000).

*10.50+ Separation Agreement with James W. Gaube by and among Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P., BPP Services, Inc. and Mr. Gaube, dated August 28, 2000.

*10.51 Form of Indemnification Agreement, dated November 9, 2000 by and among Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P. and each of Ronald L. Havner, Jr. and William P. Dickey, respectively.

*10.52 Seventh Amendment to Loan Agreement by and among Bank One, Arizona, NA, BPP/Van Ness, L.P. and Historic Van Ness LLC, dated as of December 17, 2000.

*10.53 Fourth Modification to Loan Agreement and Other Documents by and among Burnham Pacific Operating Partnership, L.P., BPP/Cameron Park, L.P., BPP/Riley, L.P., Burnham Pacific Properties, Inc. and CMF Capital Company, LLC, successor-in-interest to General Electric Capital Corporation, as Administrative Agent, dated as of December 29, 2000.

*10.54 Agreement for Purchase and Sale, dated January 16, 2001 by and between BPP/Golden State Acquisitions, L.L.C. and Weingarten GS, Inc.

*10.55 Sixth Loan Modification Agreement by and between BPP/Pleasant Hill, L.P. and Comerica Bank-California, dated February 15, 2001.

*10.56 Letter Agreement by and among Burnham Pacific Properties, Inc. and DDR Real Estate Services, Inc., dated as of December 5, 2000.


*21.1      List of subsidiaries of the Company.

*23.1      Consent of Deloitte & Touche LLP.

----------------------
* Filed  herewith.

+ These exhibits represent management contracts or compensatory plans or arrangements required to be filed as exhibits under Item 601 of Regulation S-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Burnham Pacific Properties, Inc.

                                           By: /s/ Scott C. Verges
                                               -----------------------
                                               Scott C. Verges, President and
                                                 Chief Executive Officer

                                           Dated: March 31, 2001
                                                  --------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                   Title                         Date
------------------------------------        -------------------------           -------------
/s/ Scott C. Verges                         President and Chief                 March 31, 2001
------------------------------------        Executive Officer
Scott C. Verges                             (Principal Executive Officer)


/s/ Daniel B. Platt                         Chief Financial Officer             March 31, 2001
------------------------------------        (Principal Financial Officer)
Daniel B. Platt

/s/ Michael L. Ashner                       Director                            March 31, 2001
------------------------------------
Michael L. Ashner

/s/ William P. Dickey                       Director                            March 31, 2001
------------------------------------
William P. Dickey

/s/ Curtis Greer                            Director                            March 31, 2001
------------------------------------
Curtis Greer

/s/ Ronald L. Havner, Jr.                   Director                            March 31, 2001
------------------------------------
Ronald L. Havner, Jr.

/s/ James D. Klingbeil                      Director                            March 31, 2001
------------------------------------
James D. Klingbeil

/s/ Ronald J. Kravit                        Director                            March 31, 2001
------------------------------------
Ronald J. Kravit

/s/ Nina Matis                              Director                            March 31, 2001
------------------------------------
Nina Matis

/s/ Donne P. Moen                           Director                            March 31, 2001
------------------------------------
Donne P. Moen

/s/ Phillip S. Schlein                      Director                            March 31, 2001
------------------------------------
Phillip S. Schlein

/s/ Jay L. Schottenstein                    Director                            March 31, 2001
------------------------------------
Jay L. Schottenstein

                                       87