Form 10-Q
period 2001-03-31
BURNHAM PACIFIC PROPERTIES INC
filed 2001-05-15
CIK 805730

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-9524

BURNHAM PACIFIC PROPERTIES, INC.
(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0204162 (IRS Employer Identification No.)
110 West "A" Street, Suite 900, San Diego, California (Address of principal executive offices)	92101 (Zip Code)

(619) 652-4700
Registrant's telephone number, including area code

Former name, former address and former fiscal year if changed since last report.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /x/  NO / /

    Number of shares of the Registrant's common stock outstanding at May 15, 2001: 32,350,622

PART 1 FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

BURNHAM PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)
As of March 31, 2001 and December 31, 2000
(in thousands)
(UNAUDITED)

	March 31, 2001	December 31, 2000
ASSETS
Real Estate Held for Sale	$715,973	$743,527
Cash and Cash Equivalents	2,979	5,110
Restricted Cash	6,759	9,004
Receivables-Net	9,948	8,467
Investment in Unconsolidated Subsidiaries	5,222	5,131
Other Assets	2,600	1,993

Total Assets	743,481	773,232

LIABILITIES
Accounts Payable and Other Liabilities	12,699	21,235
Tenant Security Deposits	2,158	2,246
Notes Payable	322,820	349,237
Line of Credit Advances	59,013	51,267
Reserve for Estimated Costs During the Period of Liquidation	14,934	19,116
Deferred Gain on Real Estate Assets	16,160	17,347

Total Liabilities	427,784	460,448

Minority Interest	19,836	19,837

Mandatorily Redeemable Series 2000-C Convertible Preferred Stock	115,500	115,500

NET ASSETS IN LIQUIDATION	$180,361	$177,447

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Three Months Ended March 31, 2001 (Liquidation Basis) and
STATEMENT OF INCOME
for the Three Months Ended March 31, 2000 (Going Concern Basis)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
REVENUES
Rents	$25,071	$29,295
Fee Income		1,200
Interest and Other Income	206	565

Total Revenues	25,277	31,060

COSTS AND EXPENSES
Interest	8,217	10,120
Rental Operating	8,081	9,427
Provision for Bad Debt	901	86
General and Administrative	2,220	2,246
Costs Associated with Pursuit of Strategic Alternatives and Plan of Liquidation		339
Depreciation and Amortization		6,488

Total Costs and Expenses	19,419	28,706

Income from Operations Before Income from Unconsolidated Subsidiaries and Minority Interest	5,858	2,354
Income from Unconsolidated Subsidiaries		49
Minority Interest	(442)	(1,083)

Net Income	5,416	1,320
Dividends Paid to Preferred Stockholders	(2,200)	(1,400)

Income (Loss) Available to Common Stockholders	3,216	$(80)

Net Assets at December 31, 2000	177,447
Adjustment to Liquidation Basis	(302)

Net Assets at March 31, 2001	$180,361

Basic and Diluted Earnings Per Common Share:	$0.10	$(0.002)

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 (Liquidation Basis) and 2000 (Going Concern Basis)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,416	$1,320
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization		7,463
Provision for Bad Debt	901	86
Common Stock—Directors' Fees		47
Stock Options—Compensation Expense		67
Minority Interest	200	1,083
Loss from Unconsolidated Subsidiaries		(49)
Changes in Other Assets and Liabilities:
Increase in Receivables and Other Assets	(2,989)	(2,860)
Decrease in Accounts Payable and Other Liabilities	(13,003)	(8,436)
Tenant Security Deposits	(88)	2

Net Cash Used for Operating Activities	(9,563)	(1,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and Capital Improvements	(2,345)	(8,475)
Proceeds from Sale of Real Estate	28,980
Reimbursement of Development Costs		100
Investment in Unconsolidated Subsidiaries	(377)	(48)

Net Cash Provided by (Used for) Investing Activities	26,258	(8,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Line of Credit Agreements	11,000	11,000
Repayments under Line of Credit Agreements	(3,254)
Principal Payments of Notes Payable	(26,417)	(1,273)
Borrowings under Notes Payable		8,295
Restricted Cash	2,245	(2,129)
Dividends Paid	(2,200)	(9,882)
Distributions Made to Minority Interest Holders	(200)	(1,424)
Contributions Made from Minority Interest Holders		25

Net Cash Provided by (Used for) Financing Activities	(18,826)	4,612

Net Decrease in Cash and Cash Equivalents	(2,131)	(5,088)
Cash and Cash Equivalents at Beginning of Period	5,110	11,119

Cash and Cash Equivalents at End of Period	$2,979	$6,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid for Interest	$8,042	$10,422

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Effect of Minority Interest on Adjustment to Liquidation Basis	$242

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001, December 31, 2000, and March 31, 2000
(UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results. These financial statements should be read in conjunction with the audited financial statements of Burnham Pacific Properties, Inc. (the "Company") for the year ended December 31, 2000.

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

ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

    As a result of the adoption of the Plan of Liquidation and its approval by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000. Accordingly, on December 16, 2000, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale as of March 31, 2001 is based on current contracts, estimates, as determined by independent appraisals or other indications of sales value, net of estimated selling costs, and capital expenditures of approximately $19,535,000 anticipated during the liquidation period. The net adjustment at December 16, 2000, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, amounted to an adjustment of $85,228,000, which is included in the December 31, 2000 Consolidated Statement of Changes in Net Assets (liquidation basis). A further adjustment was included in the March 31, 2001 Consolidated Statement of Changes in Net Assets (liquidation basis) to reflect additional capital expenditures and lower than anticipated closing costs. Increases (decreases) in the carrying value of net assets are summarized as follows:

Three Months Ended March 31, 2001
Increase to reflect estimated net realizable values of certain real estate properties	$60,000
Recognition of deferred gain upon sale of certain properties	1,186,000
Decrease to reflect estimated net realizable value of real estate	(1,218,000)
Decrease to reflect net realizable value of investments in unconsolidated subsidiaries	(287,000)
Reserve for estimated costs during the period of liquidation	(285,000)
Effect of minority interest on adjustment to liquidation basis	242,000

Adjustment to reflect the change to liquidation basis of accounting	$(302,000)

RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION

    Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimated and are expected to be paid out over the liquidation period.

    The Reserve for Estimated Costs during the Period of Liquidation includes the following:

	December 31, 2000	Payments/ Adjustments Made	Balance at March 31, 2001
Severance	$9,541,000	$(2,382,000)	$7,159,000
Tax Liability Protection for Operating Partnership Unitholders	3,000,000	—	3,000,000
Appraiser Costs, Liquidator Fees, Trustee Fees	1,275,000	(163,000)	1,112,000
Professional Fees	2,440,000	(323,000)	2,117,000
Office Expenses	660,000	(64,000)	596,000
Other	2,200,000	(1,250,000)	950,000

Total	$19,116,000	$(4,182,000)	$14,934,000

    The reserve for estimated severance costs was reduced by payments of $2,667,000, while net adjustments increased the reserve by $285,000, resulting in a net decrease of $2,382,000.

PREFERRED DIVIDENDS

    Preferred dividends of $2,200,000 ($0.50 per share) were paid on March 30, 2001 to the holders of shares of Series 2000-C Convertible Preferred Stock (the "Series 2000-C Preferred Stock").

    A distribution of $200,000 was paid on March 30, 2001 to the holders of the Series 1997-A Convertible Preferred of limited partnership interest in Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership").

ACCOUNTS RECEIVABLE

    Accounts Receivable is net of an allowance for doubtful accounts of approximately $6,315,000 and $5,537,000 at March 31, 2001 and December 31, 2000, respectively.

RECLASSIFICATION

    Certain of the 2000 amounts have been reclassified to conform to the 2001 presentation.

2.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company was required to adopt SFAS 133 in January 2001. Because the Company currently does not engage in any hedging activities or contracts containing derivative instruments, there is no effect on the Company's results of operations or financial position.

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

	Three Months Ended March 31:
	2001	2000
Numerator:
Net Income	$5,416	$1,320
Less:
Dividends Paid to Preferred Stockholders	(2,200)	(1,400)

Income (Loss) Available to Common Stockholders for Basic and Diluted Earnings Per Share	$3,216	$(80)

Denominator:
Shares for Basic and Diluted Earnings Per Share—Weighted Average Shares Outstanding	32,337	32,283

Basic and Diluted Earnings Per Common Share	$0.10	$(0.002)

    In 2001 and 2000, dividends and shares issuable upon conversion of Preferred Stock and minority interest expense and shares issuable upon the redemption of units of limited partnership interest of the Operating Partnership were excluded from the diluted earnings per share calculations because they were anti-dilutive.

4.  REAL ESTATE HELD FOR SALE

    Real Estate Held for Sale is summarized as follows:

	March 31, 2001	December 31, 2000
Retail Centers	$715,296	$742,850
Other	677	677

Total Real Estate Held for Sale	$715,973	$743,527

    Prior to the adoption of the liquidation basis of accounting, real estate was stated at cost or, in the case of real estate which management believed was impaired, at the lower fair value of such properties. Subsequent to the adoption of the liquidation basis of accounting, real estate assets were adjusted to their estimated net realizable value and classified as real estate held for sale. Additionally, the Company suspended recording any further depreciation and amortization expense.

    In February 2001, the Company sold the Puget Park and Cameron Park shopping centers for an aggregate of approximately $18,953,000. A decrease of $19,000 from the sales of Puget Park and Cameron Park is included in the adjustment to liquidation basis. In March 2001, the Company sold the Richmond shopping center for approximately $10,381,000. The Company recognized a previously deferred gain of $1,186,000 on this sale. A decrease of $162,000 from the sale of the Richmond center is included in the adjustment to liquidation basis. These transactions represent a portion of a portfolio of properties targeted for sale under an agreement with The Prudential Insurance Company of America ("Prudential"). Proceeds were used to reduce outstanding indebtedness.

5.  MINORITY INTEREST

    In connection with the sale of Cameron Park in February 2001, the obligation related to the limited partnership units valued at approximately $1,000 was removed from Minority Interest.

6.  SECURITIES

    Common Stock consists of 90,000,000 authorized shares at a par value of $.01 per share. At March 31, 2001 and December 31, 2000, 32,336,622 shares were outstanding.

    Preferred Stock consists of 10,000,000 authorized shares at a par value of $.01 per share, 4,800,000 shares are designated as Series 2000-C Convertible Preferred. At March 31, 2001 and December 31, 2000, 4,400,000 shares of Series 2000-C Convertible Stock were outstanding. The Company redeemed all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001 for an aggregate of $115,500,000 in cash.

    At March 31, 2001 and December 31, 2000, 400,000 Preferred Units were outstanding and are classified as minority interest. On April 3, 2001, the Company redeemed all of the outstanding Preferred Units for an aggregate amount of $10,500,000 in cash.

7.  SEGMENT INFORMATION

    During 2000, the Company sold its two remaining office buildings. As a result, at March 31, 2001, the Company only had one reportable segment: retail operating properties.

    At March 31, 2000, the Company had two reportable segments: retail operating properties and office/industrial properties. The Company focused its investments in retail shopping centers located in major metropolitan areas. The Company also owned interests in two office and industrial properties which it considered non-strategic and therefore did not allocate a material amount of Company resources to this segment. For the three months ended March 31, 2000 there was no tenant of the Company that accounted for ten percent or more of the total revenues of the Company.

    The Company evaluated the performance of its assets within these segments based on the net operating income of the respective property. Net operating income was calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment for the three months ended March 31, 2000, was as follows (in thousands):

	Three Months Ended March 31, 2000
	Retail	Office	Total
Rental Revenues	$28,593	$702	$29,295

Net Operating Income	$19,096	$686	$19,782

Real Estate at March 31, 2000	$1,001,428	$29,338	$1,030,766

    The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the three months ended March 31, 2000 (in thousands):

Revenue:
Total Rental Revenue for Reportable Segments	$29,295
Fee Income	1,200
Interest Revenue	565

Total Consolidated Revenue	$31,060

Net Operating Income:
Total Net Operating Income for Reportable Segments	$19,782

Additions:
Interest and Other Revenue	565
Fee Income	1,200
Income from Unconsolidated Subsidiaries	49

Total Additions	1,814

Deductions:
Interest Expense	10,120
General and Administrative	2,246
Costs Associated with Pursuit of Strategic Alternatives and Plan of Liquidation	339
Depreciation and Amortization	6,488
Minority Interest	1,083

Total Deductions	20,276

Net Income	$1,320

8.  RESTRUCTURING

    On September 30, 2000, the State of California Public Employees' Retirement System ("CalPERS") exercised its right under the joint venture agreement with the Company to terminate the Company's role as managing member of BPP Retail, LLC ("BPP Retail"). As a result, the Company laid off 42 employees, completely closed two offices, and reduced the size of two other offices. The Company estimated and recorded in the third quarter of 2000 a restructuring charge of approximately $2,144,000. During the fourth quarter of 2000, the Company charged $1,444,000 against the reserve and the remaining $700,000 was charged to the reserve in the first quarter of 2001, thus extinguishing the reserve.

9.  CONTINGENCIES

    On June 23, 1999, a class action lawsuit was filed in the Superior Court of the State of California, County of San Diego, against the Company and its Board of Directors. The complaint was purportedly filed on behalf of the public stockholders of the Company and alleges that the Board of Directors and the Company violated their fiduciary duties by adopting a shareholder rights agreement, responding to a proposal from Schottenstein Stores Corporation and certain of its affiliates (the "Schottenstein Group") inappropriately, and adopting severance and other compensatory arrangements.

    On June 12, 2000 the Court dismissed the complaint, and denied plaintiffs' request for leave to amend. Counsel for plaintiffs appealed the Court's dismissal of the lawsuit. The Company believes that the appeal was without merit.

    On February 7, 2000, a derivative lawsuit was filed in the Superior Court of the State of California, County of San Diego, by a purported stockholder, asserting claims on behalf of the Company. On May 2, 2000, the plaintiff filed an amended complaint. The amended complaint contains claims similar to those asserted in the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and certain of its current and former officers. It also names the Company as a nominal defendant. On November 8, 2000, plaintiff filed its Second Amended Derivative Complaint. The Company believes that the plaintiff did not comply with the requirements for bringing a derivative action, and filed a motion asking the Court to dismiss the suit. That motion is stayed pending a prospective settlement.

    On June 14, 2000, the Schottenstein Group commenced an action against the Company and certain of its directors in the United States District Court for the District of Maryland. The complaint in the Maryland action alleged that the Company and its directors violated their fiduciary duties by, inter alia, continuing the date of the 2000 Annual Meeting, adopting a shareholder rights agreement, failing to adequately respond to plaintiff's prior acquisition proposal, and adopting certain severance and other compensation arrangements. On July 31, 2000, the Company and its directors filed a Motion to Dismiss all claims in the litigation. On September 11, 2000, the Company entered into an agreement with the Schottenstein Group pursuant to which, among other things, the Company, and the Schottenstein Group and Michael L. Ashner and Susan Ashner (collectively, the "SA Group") granted each other mutual general releases and the SA Group agreed to dismiss the pending litigation. Subsequently, the Court entered an order dismissing the action on September 15, 2000.

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

    In April 2001, a lawsuit was filed against the Company by a tenant of a Company-owned property. The complaint alleges, among other things, fraudulent concealment, fraudulent misrepresentation and breach of contract. The lawsuit was also filed against the immediate former owner of the property. The Company believes that all of the fraud claims, as well as possibly the breach of contract claims, result from actions that occurred prior to the Company's ownership of the property and that, such claims, if valid, should accrue to the prior owner and not to the Company.

    The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

10. SUBSEQUENT EVENTS

    On April 2, 2001, the Company sold a portfolio of 19 shopping centers, known as the Golden State portfolio, for aggregate sales proceeds of approximately $288,500,000, consisting of approximately $145,500,000 in cash and the assumption of approximately $143,000,000 in mortgage debt. On April 3, 2001, the Company used approximately $126,000,000 of the cash proceeds to redeem all of the outstanding shares of Series 2000-C Preferred Stock and Series 1997-A Preferred Units of limited partnership interest in the Operating Partnership. The Company also used $1,500,000 of the cash proceeds to make the final payment owed to the SA Group, pursuant to the agreement dated September 11, 2000 by and among the Company and the SA Group, relating to the settlement of litigation brought by the SA Group in the United States District Court for the District of Maryland. The Company used the remainder of the cash proceeds to reduce outstanding indebtedness and repay other obligations. As of March 31, 2001, an additional decrease of $632,000 from the sale of the Golden State portfolio is included in the adjustment to liquidation basis. This portfolio included the 580 Marketplace, Arcade Square, Buena Vista, Centerwood, Creekside, Discovery Plaza, Gateway Plaza, Hallmark Town Center, Menifee Town Center, Prospector's Plaza, Ralphs Center, San Marcos Plaza, Shasta Crossroads, Silver Creek Plaza, Southampton, Stoney Point Plaza, Summerhills Plaza, Sunset Center, and Westminster Center shopping centers.

    On April 9, 2001, in order to encourage Scott C. Verges to remain as Chief Executive Officer and President during the course of the Company's liquidation, the Company entered into a retention agreement (the "Retention Agreement") with Mr. Verges which modified the benefits to be provided to Mr. Verges pursuant to the terms of his severance agreement with the Company. Under the Retention Agreement, the Company agreed to loan to Mr. Verges, in three separate tranches, a total amount equal to the total severance payment to which Mr. Verges would have been entitled under the terms of his severance agreement. The loans will be forgiven if Mr. Verges remains employed by the Company until the "Termination Date," or if his employment is terminated for "good reason" or by reason of death or disability. For purposes of the Retention Agreement, the "Termination Date" occurs on the earliest to occur of (i) the conveyance of all the Company's assets and liabilities into a liquidating trust, (ii) the sale of all of the Company's real estate assets or all of the outstanding securities of the Company or (iii) January 15, 2002. The loans will also be forgiven if Mr. Verges is terminated by the Company other than for "cause" prior to the Termination Date. The loans, however, will be payable in full by Mr. Verges if Mr. Verges' employment is terminated prior to the Termination Date for cause or if Mr. Verges terminates his employment prior to the Termination Date other than for good reason. If the loans are forgiven, the Company will also pay to Mr. Verges an amount equal to the amount of the reimbursement for excise tax liabilities provided for under Mr. Verges' severance agreement and Mr. Verges will be eligible for health, dental and life insurance and other welfare benefits for 36 months. Pursuant to the terms of the Retention Agreement, Mr. Verges has agreed, upon the Company's request, to act as liquidating trustee of any liquidating trust formed by the Company in connection with executing the Plan of Liquidation.

    On April 23, 2001, a liquidating distribution of $3,234,000 ($0.10 per share) was paid to common stockholders of record as of the close of business on April 13, 2001. Cumulative liquidating distributions paid to the common stockholders since the Plan of Liquidation was adopted by the stockholders are $6,468,000 ($0.20 per share).

    On April 26, 2001, the Company sold the Downtown Pleasant Hill shopping center for approximately $62,400,000. Proceeds were used to reduce outstanding indebtedness. As of March 31, 2001, an additional decrease of $126,000 from the sale of Downtown Pleasant Hill is included in the adjustment to liquidation basis.

    In February 2001, Prudential indicated to the Company that, due to the detrimental effect that the Edwards Theater bankruptcy had on the value of the Mountaingate Plaza shopping center, it will not consummate the purchase of the Mountaingate center that is subject to the Prudential Agreement. Also in February 2001, the Company notified the lender of its intention to transfer the Mountaingate center property to the lender in full satisfaction of its mortgage obligation. Subsequently, on April 19, 2001, the lender notified the Company that it was in default. The Company is currently carrying the property at a net realizable value equal to the mortgage amount. Therefore, the transfer of the property to the lender will have no effect on current estimated net realizable value.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q, including the footnotes to the Company's consolidated financial statements, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation:

  •
  statements regarding possible or assumed future results of the Company's operations and possible or assumed future results of the Plan of Liquidation;

  •
  statements that include any forecasts, projections or descriptions of anticipated cost savings or of anticipated proceeds available for distribution, and statements incorporated by reference from documents filed by us with the Securities and Exchange Commission ("SEC") and any statements made in this Form 10-Q or in the documents filed with the SEC regarding future cash flows, business prospects, revenues, working capital, liquidity, financing sources and availability, capital needs, interest costs, income or the effects of the liquidation;

  •
  any statements preceded by, followed by or that include the words "anticipate," "assume," "believe," "estimate," "expect," "anticipate," "intend," "plan," "project" or similar expressions; and

  •
  any other statements contained or incorporated by reference herein regarding matters that are not historical facts.

    The Company cannot assure the future results, performance or outcomes of the matters described in these forward-looking statements. Rather, these statements merely reflect the Company's current expectations of the approximate outcome of the matter and speak only as of the date of this Form 10-Q or as of such other date specifically referenced. You should therefore exercise caution in interpreting and relying on the forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of the Company. These risks, uncertainties and other factors may cause actual results, performance or outcomes to differ materially from the anticipated future results, performance or outcomes expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the following:

  •
  we cannot assure the amounts or timing of liquidating distributions;

  •
  the amounts and timing of liquidating distributions may be adversely affected by liabilities and indemnification obligations following assets sales;

  •
  we could suffer financial losses and physical harm to our properties if our third-party liquidator performs inadequately;

  •
  the transfer of our remaining assets to a liquidating trust will affect the liquidity of your ownership interests, and the anticipation of that transfer may reduce the price of our common stock;

  •
  our tenants could suffer financial difficulties as a result of energy shortages in California, where most of our properties are located, and these financial difficulties could have a material adverse effect on both our revenues from leasing and the amounts realized upon the sale of these assets;

  •
  we could have financial problems as a result of tenant bankruptcies or other financial difficulties; and

  •
  we may be unable to refinance, replace, extend or repay our outstanding indebtedness on favorable terms or at all.

    In addition, some of the factors that could cause actual results, performance or outcomes to differ materially from those express or implied by the forward-looking statements contained in this Form 10-Q were disclosed in the Company's 2000 Annual Report on Form 10-K. The risk factors contained in that Form 10-K may not be exhaustive. Therefore, the information in that Form 10-K should be read together with other reports and documents that are filed by the Company with the SEC from time to time, including this Form 10-Q, which may supplement, modify, supersede or update those risk factors.

ADOPTION AND IMPLEMENTATION OF PLAN OF LIQUIDATION

    On November 12, 1999, the Company publicly announced that its Board of Directors had decided to undertake a review of all strategic alternatives available to the Company to maximize stockholder value, including a possible merger, reorganization or a liquidation of the Company's assets. After completing the review of the Company's alternatives, as well as the proposals to engage in business combinations and other transactions which were submitted by interested parties to the Company during that review, the Board of Directors ultimately determined that the Company's common stockholders would be more likely to realize a higher price per share from a liquidation of the Company than from any other alternative, including a reorganization of the Company or continuing the Company's business in the ordinary course. Accordingly, on August 15, 2000, the Company announced that its Board of Directors intended to adopt a plan of liquidation and intended to retain a third party to oversee and manage the liquidation process. On August 31, 2000, the Board of Directors adopted the Plan of Liquidation and directed that the Plan of Liquidation be submitted to the Company's stockholders for approval. The stockholders of the Company subsequently approved the Plan of Liquidation at the 2000 Annual Meeting of Stockholders held on December 15, 2000.

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

    The dissolution of the Company will occur after all remaining assets and liabilities are transferred to a liquidating trust. With the transfer to a liquidating trust, the liquidation will be completed for tax purposes, although distribution of the remaining cash and net proceeds from future asset sales is expected to occur subsequent to the establishment of a liquidating trust. Although it is expected that the Company will continue to qualify as a real estate investment trust ("REIT") for the period prior to the distribution of the Company's remaining assets to its stockholders (including the transfer of remaining assets to a liquidating trust), no assurance can be given that the Company will not lose or terminate its status as a REIT.

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

    From the adoption of the Plan of Liquidation by the Company's Board of Directors in August 2000 through April 3, 2001, the Company sold 28 properties for aggregate proceeds of approximately $498,352,000, consisting of approximately $288,090,000 in cash and the assumption of approximately $210,262,000 of liabilities. The Company applied the cash proceeds as follows: approximately $5,714,000 in closing costs, approximately $126,000,000 to redeem all of the Company's preferred equity, approximately $127,115,000 to further reduce the Company's outstanding indebtedness, approximately $11,100,000 for capital improvements in development properties, approximately $4,025,000 to settle litigation, and approximately $7,251,000 for severance and other liquidation costs. The remainder was used for working capital purposes.

    The Company's unaudited consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 2000 and the notes included in the Company's annual report on Form 10-K should be read in conjunction with the following discussion.

    As a result of the adoption of the Plan of Liquidation and its approval by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuations of other assets and liabilities under the liquidation basis of accounting are based on management's estimates and assumptions as of March 31, 2001. Additionally, the Company suspended recording any further depreciation and amortization expenses.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    THE FOLLOWING PARAGRAPHS DESCRIBE THE MATERIAL CHANGES AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

    Net income (loss) available to common stockholders for the three months ended March 31, 2001 was $3,216,000 as compared to a net loss of $80,000 for the first quarter of 2000. This increase was attributable primarily to the Company not recording depreciation expense in 2001 subsequent to the adoption of the liquidation basis of accounting on December 15, 2000. If, for comparison purposes, depreciation expense was eliminated in the first quarter of 2000, then net income available to common stockholders for the three months ended March 31, 2000 would have been $6,408,000.

    Total revenues decreased $5,783,000 to $25,277,000 from $31,060,000 in the first quarter of 2000. Rental revenues decreased $4,224,000 primarily as a result of asset sales completed in 2000, partially offset by an increase in rental revenues from development and redevelopment properties being placed into service. Management fee income decreased $1,200,000 as a result of the termination of the Company's former joint venture with the State of California Public Employees' Retirement System ("CalPERS") (See Note 8 to Consolidated Financial Statements).

    Interest expense decreased $1,903,000 to $8,217,000 from $10,120,000 in the first quarter of 2000. This decrease is primarily attributable to a reduction in debt resulting from asset sales, and a decrease in interest rates. Included in the March 31, 2001 interest expense is a payment of approximately $717,000 representing the loan fee associated with the refinancing of the Company's secured credit facility with CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation ("GE") (the "GE Facility") on January 3, 2001. Under the liquidation basis of accounting, this fee is no longer amortized over the life of the loan, but rather expensed in the period in which it is incurred.

    Rental operating expenses decreased $1,346,000 to $8,081,000 from $9,427,000 in the first quarter of 2000. Reduced operating expenses resulting from asset sales were partially offset by an increase in expenses from portions of development and redevelopment properties being placed into service.

    Provision for bad debt increased $815,000 to $901,000 from $86,000 in the first quarter of 2000. This increase is primarily attributable to increasing tenant financial problems resulting from a weakening retail economy.

    General and administrative expenses decreased $26,000 to $2,220,000 from $2,246,000 in the first quarter of 2000. This decrease is primarily attributable the reduction of expenses as the Company implements the Plan of Liquidation.

    Costs associated with the pursuit of strategic alternatives and plan of liquidation decreased $339,000. At December 31, 2000, these costs were estimated and reserved for as part of the Reserve for Estimated Costs During the Period of Liquidation.

    Depreciation and amortization expenses decreased $6,488,000. Subsequent to the adoption of the liquidation basis of accounting on December 15, 2000, the Company no longer records depreciation and amortization expense.

    Income allocated to minority interest decreased $641,000 to $442,000 from $1,083,000 in the first quarter of 2000. This decrease is primarily attributable to the exchange of Series 1997-A Preferred Units for Series 2000-C Preferred Stock in August 2000.

    Distributions paid to Preferred Stockholders increased $800,000 to $2,200,000 from $1,400,000 in the first quarter of 2000. This increase is primarily attributable to the exchange of Series 1997-A Preferred Units for Series-C Preferred Stock.

ADJUSTMENT TO THE LIQUIDATION BASIS OF ACCOUNTING

    Prior to the adoption of liquidation basis of accounting, real estate was stated at cost or, in the case of real estate which management believes was impaired, at the lower fair value of such properties.

    On December 16, 2000, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable values and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures of approximately $19,535,000 anticipated during the liquidation period. The net adjustment at December 16, 2000, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, amounted to an adjustment of $85,228,000, which is included in the December 31, 2000 Consolidated Statement of Changes in Net Assets (liquidation basis). A further adjustment was included in the March 31, 2001 Consolidated

    Statement of Changes in Net Assets (liquidation basis) to reflect additional capital expenditures and less than anticipated closing costs. Increases (decreases) in the carrying value of net assets are summarized as follows:

Three Months Ended March 31, 2001
Increase to reflect estimated net realizable values of certain real estate properties	$60,000
Recognition of deferred gain upon sale of certain properties	1,186,000
Decrease to reflect estimated net realizable value of real estate	(1,218,000)
Decrease to reflect net realizable value of investments in unconsolidated subsidiaries	(287,000)
Reserve for estimated costs during the period of liquidation	(285,000)
Effect of minority interest on adjustment to liquidation basis	242,000

Adjustment to reflect the change to liquidation basis of accounting	$(302,000)

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

    The Reserve of Estimated Costs during the Period of Liquidation includes the following:

	December 31, 2000	Payments/ Adjustments Made	Balance at March 31, 2001
Severance	$9,541,000	$(2,382,000)	$7,159,000
Tax Liability Protection for Operating Partnership Unitholders	3,000,000	—	3,000,000
Appraiser Costs, Liquidator Fees, Trustee Fees	1,275,000	(163,000)	1,112,000
Professional Fees	2,440,000	(323,000)	2,117,000
Office Expenses	660,000	(64,000)	596,000
Other	2,200,000	(1,250,000)	950,000

Total	$19,116,000	$(4,182,000)	$14,934,000

    The reserve for estimated severance costs was reduced by payments of $2,667,000, while net adjustments increased the reserve by $285,000, resulting in a net decrease of $2,382,000.

NET ASSETS IN LIQUIDATION

    Net Assets in Liquidation at March 31, 2001 of $180,361,000 or $5.58 per share does not include the Deferred Gain on Real Estate Assets of $16,160,000 or $0.50 per share as the recognition of these amounts have been deferred until their sales. Additionally, Net Assets in Liquidation at March 31, 2001 does not include future net operating income or loss during the period of liquidation. The valuation of Net Assets in Liquidation is based on estimates as of March 31, 2001 and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

RESTRUCTURING

    On September 30, 2000, CalPERS exercised its right under the joint venture agreement with the Company to terminate the Company's role as managing member of BPP Retail, LLC ("BPP Retail"). As a result, the Company laid off 42 employees, completely closed two offices, and reduced the size of two other offices. The Company estimated and recorded in the third quarter of 2000 a restructuring charge of approximately $2,144,000. During the fourth quarter of 2000, the Company charged $1,444,000 against the reserve and the remaining $700,000 was charged to the reserve in the first quarter of 2001, thus extinguishing the reserve.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

    Total debt outstanding (exclusive of approximately $14,300,000 of outstanding debt in unconsolidated subsidiaries) on March 31, 2001 and the related weighted average rate were $381,833,000 and 7.49%, respectively, compared to $400,504,000 and 7.89% on December 31, 2000.

    At March 31, 2001, the Company had borrowing capacity under the GE Facility in the amount of $71,745,000 securied by various mortgages. At March 31, 2001, borrowings of approximately $59,013,000 were outstanding. Borrowings under the GE Facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum. The GE Facility is scheduled to mature in December 2001, and is subject to various loan covenants. The Company intends to either refinance the GE Facility at maturity, or repay the facility in full with proceeds from asset sales.

    The Company previously maintained a $2,500,000 credit facility with Union Bank. All outstanding indebtedness under this facility was repaid and the facility was terminated in February 2001.

    At March 31, 2001, the Company had two construction facilities ("Construction Facilities") outstanding with various banks. The Company had approximately $18,694,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. Borrowings under this loan bear interest at LIBOR plus 3% per annum, and it is scheduled to mature in June 2001. Prior to the maturity, the Company intends to either refinance this loan or repay it with proceeds from the sale of the property securing the loan. The Company also had approximately $41,260,000 of outstanding indebtedness secured by the Downtown Pleasant Hill shopping center. Borrowings under this loan bore interest at LIBOR plus 2.25% per annum, and it was scheduled to mature in August 2001. This loan was repaid in April 2001.

    At March 31, 2001, the Company's capitalization consisted of approximately $381,833,000 of debt, $115,500,000 of Mandatorily Redeemable Series 2000-C Preferred Stock and $10,500,000 (included in minority interest) of Mandatorily Redeemable Series 1997-A Preferred Units and approximately $162,346,000 of market equity (market equity is defined as (a) the sum of (i) outstanding shares of common stock of the Company and (ii) outstanding Common Units of the Operating Partnership that are held by partners of the Operating Partnership other than the Company, multiplied by (b) the last reported sale price of a share of common stock on the New York Stock Exchange at March 31, 2001 of $4.79), resulting in total debt plus equity capitalization of $670,178,000 and a ratio of debt to total capitalization of 0.76 to 1.0 compared to the ratio of 0.77 to 1.0 at December 31, 2000. At March 31, 2001, the Company's total debt consisted of approximately $262,866,000 of fixed rate debt, and approximately $118,966,000 of variable rate debt.

    On April 2, 2001, the Company sold a portfolio of 19 shopping centers for aggregate sales proceeds of approximately $288,500,000, consisting of approximately $145,500,000 in cash and the assumption of approximately $143,000,000 in mortgage debt. On April 3, 2001, the Company used approximately $126,000,000 of the cash proceeds to redeem all of the Company's preferred equity and used the remainder to reduce outstanding indebtedness and repay other obligations. If these transactions had occurred on or prior to March 31, 2001, the Company's total capitalization at March 31, 2001 would have consisted of approximately $223,854,000 of debt, and approximately $162,346,000 of market equity (market equity is defined as (a) the sum of (i) outstanding shares of common stock of the Company and (ii) outstanding Common Units of the Operating Partnership that are held by partners of the Operating Partnership other than the Company, multiplied by (b) the last reported sale price of a share of common stock on the New York Stock Exchange at March 31, 2001 of $4.79), resulting in total debt plus equity capitalization of $386,200,000 and a ratio of 0.58 to 1.0 compared to the ratio of 0.77 to 1.0 at December 31, 2000. In addition, the Company's total debt at March 31, 2001 would have then consisted of approximately $119,889,000 of fixed rate debt, and approximately $103,965,000 of variable rate debt.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company was required to adopt SFAS 133 January 2001. Because the Company currently does not engage in any hedging activities or contracts containing derivative instruments, there is no effect on the Company's results of operations or financial position.

ITEM 3—QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

    At March 31, 2001, the Company is exposed to interest rate changes primarily as a result of the GE facility and two variable rate construction loans. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and financing requirements. The Company does not enter into derivative or interest rate transactions for speculative purposes.

    As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. The Company does not utilize financial instruments for trading or other speculative purposes. The Company had approximately $105,225,000 in variable rate debt outstanding at March 31, 2001. Based on these quarter-end debt levels, a hypothetical 1.0% increase in interest rates would increase the Company's interest expense by approximately $1,052,000 on an annual basis, and likewise decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, or at all. Consequently, future results may differ materially from the estimated changes discussed above.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

    On June 23, 1999, a class action lawsuit was filed in the Superior Court of the State of California, County of San Diego, against the Company and its Board of Directors. The complaint was purportedly filed on behalf of the public stockholders of the Company and alleges that the Board of Directors and the Company violated their fiduciary duties by adopting a shareholder rights agreement, responding to a proposal from Schottenstein Stores Corporation and certain of its affiliates (the "Schottenstein Group") inappropriately, and adopting severance and other compensatory arrangements.

    On June 12, 2000 the Court dismissed the complaint, and denied plaintiffs' request for leave to amend. Counsel for plaintiffs appealed the Court's dismissal of the lawsuit. The Company believes that the appeal was without merit.

    On February 7, 2000, a derivative lawsuit was filed in the Superior Court of the State of California, County of San Diego, by a purported stockholder, asserting claims on behalf of the Company. On May 2, 2000, the plaintiff filed an amended complaint. The amended complaint contains claims similar to those asserted in the pending class action lawsuit described above. It names as defendants the Company's Board of Directors and certain of its current and former officers. It also names the Company as a nominal defendant. On November 8, 2000, plaintiff filed its Second Amended Derivative Complaint. The Company believes that the plaintiff did not comply with the requirements for bringing a derivative action, and filed a motion asking the Court to dismiss the suit. That motion is stayed pending a prospective settlement.

    On June 14, 2000, the Schottenstein Group commenced an action against the Company and certain of its directors in the United States District Court for the District of Maryland. The complaint in the Maryland action alleged that the Company and its directors violated their fiduciary duties by, inter alia, continuing the date of the 2000 Annual Meeting, adopting a shareholder rights agreement, failing to adequately respond to plaintiff's prior acquisition proposal, and adopting certain severance and other compensation arrangements. On July 31, 2000, the Company and its directors filed a Motion to Dismiss all claims in the litigation. On September 11, 2000, the Company entered into an agreement with the Schottenstein Group pursuant to which, among other things, the Company, and the Schottenstein Group and Michael L. Ashner and Susan Ashner (collectively, the "SA Group") granted each other mutual general releases and the SA Group agreed to dismiss the pending litigation. Subsequently, the Court entered an order dismissing the action on September 15, 2000.

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

    In April 2001, a lawsuit was filed against the Company by a tenant of a Company-owned property. The complaint alleges, among other things, fraudulent concealment, fraudulent misrepresentation and breach of contract. The lawsuit was also filed against the immediate former owner of the property. The Company believes that all of the fraud claims, as well as possibly the breach of contract claims, result from actions that occurred prior to the Company's ownership of the property and that, such claims, if valid, should accrue to the prior owner and not to the Company.

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

    Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

    Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not Applicable.

ITEM 5.  OTHER INFORMATION:

    Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following Exhibits are part of this report:
2.1	Plan of Complete Liquidation and Dissolution (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, filed on November 28, 2000).
3(i).1
Articles of Amendment and Restatement of the Company (incorporated by reference to pages B-1 through B-13 of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, filed on March 31, 1997).
3(i).2
Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series 1997-A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.2 of the Company's Form 8-K filed on January 14, 1998).
3(i).3
Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series B Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on June 24, 1999).
3(i).4
Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series 2000-C Convertible Preferred Stock (incorporated by reference to Exhibit 3(i).4 of the Company's Form 8-K filed on September 6, 2000).
3(ii).1	Bylaws of the Company, as amended and restated on November 19, 1997 (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 16, 1997).
3(ii).2	Text of February 9, 2000 Amendments to Bylaws (incorporated by reference to Exhibit 3(ii).2 of the Company's Form 8-K filed on February 10, 2000).
3(ii).3	Text of April 5, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).3 of the Company's Form 8-K filed on April 10, 2000).
3(ii).4	Text of May 31, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).4 of the Company's Form 8-K filed on June 1, 2000).

3(ii).5	Text of August 14, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).5 of the Company's Form 8-K filed on August 17, 2000).
3(ii).6	Text of August 27, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).6 of the Company's Form 8-K filed on August 28, 2000).
3(ii).7	Text of August 30, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).7 of the Company's Form 10-Q filed on November 14, 2000).
3(ii).8	Text of August 31, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).7 of the Company's Form 8-K filed on September 1, 2000).
3(ii).9	Text of September 4, 2000 Amendment to Bylaws (inc`orporated by reference to Exhibit 3(ii).8 of the Company's Form 8-K filed on September 6, 2000).
3(ii).10	Text of September 10, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).10 of the Company's Form 8-K filed on September 6, 2000).
3(ii).11	Text of October 16, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).11 of the Company's Form 8-K filed on September 6, 2000).
3(ii).12	Text of March 1, 2001 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).12 of the Company's Form 10-K filed on April 3, 2001).
4.1
Shareholder Rights Agreement, dated as of June 19, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 24, 1999).
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
10.1	Second Amendment to the Stock Option Plan, dated as of January 5, 2001 (incorporated by reference to Exhibit 10.8 of the Company's Form 10-K filed on April 3, 2001).
10.2
Agreement for Purchase and Sale, dated January 16, 2001 by and between BPP/Golden State Acquisitions, L.L.C. and Weingarten GS, Inc. (incorporated by reference to Exhibit 10.54 of the Company's Form 10-K filed on April 3, 2001).
10.3
Sixth Loan Modification Agreement by and between BPP/Pleasant Hill, L.P. and Comerica Bank-California, dated February 15, 2001 (incorporated by reference to Exhibit 10.55 of the Company's Form 10-K filed on April 3, 2001).
*10.4
Redemption and Release Agreement by and between the Company, the Operating Partnership, Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., Blackacre SMC Master Holdings, LLC and Blackacre Funding LLC, dated as of April 3, 2001.
*10.5
Redemption and Release Agreement by and between the Company, the Operating Partnership and the holders of the Series 1997-A Preferred units of limited partnership interest of the Operating Partnership, dated as of April 3, 2001.
*10.6	Executive Retention Agreement by and between the Company and Scott C. Verges, dated as of April 9, 2001.

*10.7	Recourse Promisory Note, dated as of April 11, 2001, executed and delivered by Scott C. Verges as Borrower.

*
Filed herewith.

(b)
Reports on Form 8-K. The following report on Form 8-K was filed during the quarter for which this report is filed:

    Form 8-K filed on January 16, 2001, reporting the disposition of five shopping centers and the probable disposition of eight additional properties pursuant to the Purchase and Sale Agreement, dated as of September 5, 2000, by and between the Company and The Prudential Insurance Company of America. This report contains pro forma financial information statements pursuant to Article 11 of Regulation S-X.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURNHAM PACIFIC PROPERTIES, INC.
Date:	May 15, 2001	By:	/s/ DANIEL B. PLATT Daniel B. Platt, Chief Financial Officer

QuickLinks

PART 1 FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF NET ASSETS
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AND STATEMENT OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES