Form 10-Q
period 2001-06-30
BURNHAM PACIFIC PROPERTIES INC
filed 2001-08-14
CIK 805730

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

(619)652-4700
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of the Registrant's common stock outstanding at August 14, 2001: 32,350,622

PART I FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)

As of June 30, 2001 and December 31, 2000
(in thousands)
(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Real Estate Held for Sale	$341,107	$743,527
Cash and Cash Equivalents	12,876	5,110
Restricted Cash	4,202	9,004
Receivables-Net	10,368	8,467
Investment in Unconsolidated Subsidiaries	5,238	5,131
Other Assets	1,936	1,993

Total Assets	375,727	773,232

LIABILITIES
Accounts Payable and Other Liabilities	6,569	21,235
Tenant Security Deposits	1,253	2,246
Notes Payable	116,397	349,237
Line of Credit Advances	34,013	51,267
Reserve for Estimated Costs During the Period of
Liquidation	11,658	19,116
Deferred Gain on Real Estate Assets	13,488	17,347

Total Liabilities	183,378	460,448

Minority Interest	9,252	19,837

Mandatorily Redeemable Series 2000-C Convertible Preferred Stock	—	115,500

NET ASSETS IN LIQUIDATION	$183,097	$177,447

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

For the Three Months and Six Months Ended June 30, 2001 (Liquidation Basis) and
STATEMENT OF INCOME

For the Three Months and Six Months Ended June 30, 2000 (Going Concern Basis)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
REVENUES
Rents	$13,476	$29,814	$38,547	$59,109
Fee Income	—	—	—	803
Interest and Other Income	222	233	428	798

Total Revenues	13,698	30,047	38,975	60,710

COSTS AND EXPENSES
Interest	2,813	10,589	11,030	20,709
Rental Operating	5,233	8,206	13,314	17,001
Provision for Bad Debt	345	322	1,247	407
General and Administrative	1,667	2,458	3,886	4,704
Litigation	—	2,400	—	2,636
Costs Associated with Pursuit of Strategic Alternatives and Plan of Liquidation	—	983	—	1,322
Depreciation and Amortization	—	6,905	—	13,393

Total Costs and Expenses	10,058	31,863	29,477	60,172
Income (Loss) from Operations Before Income from Unconsolidated Subsidiaries, Minority Interest, and Gain on Sales of Real Estate	3,640	(1,816)	9,498	538
Income from Unconsolidated Subsidiaries	—	19	—	66
Minority Interest	(156)	(920)	(598)	(2,001)
Gain on Sales of Real Estate	—	394	—	394

Net Income (Loss)	3,484	(2,323)	8,900	(1,003)
Dividends Paid to Preferred Stockholders	(49)	(1,400)	(2,249)	(2,800)

Income (Loss) Available to Common Stockholders	$3,435	$(3,723)	6,651	$(3,803)

Net Assets at December 31, 2000			177,447
Adjustment to Liquidation Basis			2,233
Liquidating Distributions to Common Stockholders			(3,234)

Net Assets at June 30, 2001			$183,097

Basic and Diluted Earnings Per Common Share:	$0.11	$(0.12)	$0.21	$(0.12)

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2001 (Liquidation Basis)
and 2000 (Going Concern Basis)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$8,900	$(1,003)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	14,368
Gain on Sales of Real Estate	—	(394)
Litigation Expense	—	1,900
Provision for Bad Debt	1,247	407
Common Stock — Directors' Fees	—	83
Stock Options — Compensation Expense	—	133
Minority Interest	393	2,001
Income from Unconsolidated Subsidiaries	—	(66)
Changes in Other Assets and Liabilities:
Increase in Receivables and Other Assets	(3,091)	(1,755)
Decrease in Accounts Payable and Other Liabilities	(22,124)	(7,143)
Increase (Decrease) in Tenant Security Deposits	(992)	45

Net Cash Provided by (Used for) Operating Activities	(15,667)	8,576

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and Capital Improvements	(4,674)	(27,531)
Proceeds from Sales of Real Estate	247,371	6,049
Reimbursement of Development Costs	—	100
Investment in Unconsolidated Subsidiaries	(504)	(67)

Net Cash Provided by (Used for) Investing Activities	242,193	(21,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Line of Credit Agreements	18,000	24,000
Repayment under Line of Credit Agreements	(35,254)	—
Principal Payments of Notes Payable	(74,477)	(6,975)
Borrowings under Notes Payable	—	12,554
Restricted Cash	4,802	353
Dividends & Liquidating Distributions Paid	(5,482)	(19,768)
Ordinary and Liquidating Distributions Made to Minority Interest Holders	(349)	(2,961)
Contributions Made from Minority Interest Holders	—	25
Redemption of Preferred Shares & Units	(126,000)	—

Net Cash Provided by (Used for) Financing Activities	(218,760)	7,228

Net Increase (Decrease) in Cash and Cash Equivalents	7,766	(5,645)
Cash and Cash Equivalents at Beginning of Period	5,110	11,119

Cash and Cash Equivalents at End of Period	$12,876	$5,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid for Interest	$12,933	$21,139

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Effect of Minority Interest on Adjustment to Liquidation Basis	$397

Mortgage Debt Assumed by Purchasors of Properties Sold	$158,364

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001, December 31, 2000, and June 30, 2000
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

    On August 31, 2000, the Company's Board of Directors adopted a Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation") and directed that the Plan of Liquidation be submitted to the Company's stockholders for approval. The stockholders of the Company approved the Plan of Liquidation at the 2000 Annual Meeting of Stockholders (the "2000 Annual Meeting") held on December 15, 2000. The Plan of Liquidation contemplates the orderly sale of all of the Company's assets for cash or such other form of consideration as may be conveniently distributed to the Company's stockholders and the payment of (or provision for) the Company's liabilities and expenses, as well as the establishment of a reserve to fund the Company's contingent liabilities. The Plan of Liquidation gives the Board of Directors the power to sell any and all of the assets of the Company without further approval by the stockholders and provides that the final liquidating distribution to stockholders shall be made no later than December 15, 2002.

    On April 23, 2001, a partial liquidating distribution of $3,234,000 ($0.10 per share) was paid to common stockholders of record as of the close of business on April 13, 2001. Cumulative liquidating distributions paid to the common stockholders since the Plan of Liquidation was approved by the stockholders are $6,468,000 ($0.20 per share).

Adjustment to Liquidation Basis of Accounting

    As a result of the adoption of the Plan of Liquidation and its approval by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000. Accordingly, on December 16, 2000, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale as of June 30, 2001 is based on current contracts, estimates as determined by independent appraisals or other indications of sales value. This valuation is net of estimated selling costs, and capital expenditures of approximately $14,742,000 anticipated during the liquidation period. The net adjustment at December 16, 2000, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, amounted to a negative adjustment of $85,228,000, which is included in the December 31, 2000 Consolidated Statement of Changes in Net Assets (liquidation basis). Further adjustments were included in the June 30, 2001 Consolidated Statement of Changes in Net Assets

(liquidation basis) to reflect additional capital expenditures and lower than anticipated closing costs. Increases (decreases) in the carrying value of net assets are summarized as follows:

Six Months Ended June 30, 2001
Increase to reflect estimated net realizable values of certain real estate properties	$60,000
Recognition of deferred gain upon sale of certain properties	3,859,000
Decrease to reflect estimated net realizable value of real estate	(1,331,000)
Decrease to reflect net realizable value of Investments in Unconsolidated Subsidiaries	(467,000)
Reserve for estimated costs during the period of liquidation	(285,000)
Effect of minority interest on adjustment to liquidation basis	397,000

Adjustment to reflect the change to liquidation basis of accounting	$2,233,000

Reserve for Estimated Costs During the Period of Liquidation

    Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and one or more trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimated and are expected to be paid during the liquidation period.

    The following table reflects the composition of the Company's Reserve for Estimated Costs During the Period of Liquidation as of December 31,2000, subsequent payments and adjustments, and the balance at June 30, 2001:

	December 31, 2000	Payments	Adjustments	Balance at June 30, 2001
Severance	$9,541,000	$(3,619,000)	$481,000	$6,403,000
Tax Liability Protection for Operating Partnership Unitholders	3,000,000	—	(550,000)	2,450,000
Appraiser Costs, Liquidator Fees, Trustee and Advisor Fees	2,525,000	(1,413,000)	(112,000)	1,000,000
Professional Fees	1,190,000	(1,147,000)	466,000	509,000
Office Expenses	660,000	(64,000)	—	596,000
Other	2,200,000	(1,500,000)	—	700,000

Total	$19,116,000	$(7,743,000)	$285,000	$11,658,000

Preferred Dividends

    Preferred dividends totaling $49,000 were paid on April 3, 2001 to the holders of shares of Series 2000-C Convertible Preferred Stock (the "Series 2000-C Preferred Stock") concurrently with the redemption of all of the outstanding shares of Series 2000-C Preferred Stock.

    Distributions totaling $4,000 were paid on April 3, 2001 to the holders (other than the Company) of the Series 1997-A Convertible Preferred Units of limited partnership interest (the "Preferred Units") in Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") concurrently with the redemption of all of the outstanding Preferred Units.

Accounts Receivable

    Accounts Receivable is net of an allowance for doubtful accounts of approximately $5,920,000 and $5,975,000 at June 30, 2001 and December 31, 2000, respectively.

Reclassification

    Certain of the 2000 amounts have been reclassified to conform to the 2001 presentation.

2.  ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually. In addition, the standard includes provision for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company does not believe that the adoption of SFAS No. 142 will have a significant impact on its financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net Income (Loss)	$3,484	$(2,323)	$8,900	$(1,003)
Less:
Dividends Paid to Preferred Stockholders	(49)	(1,400)	(2,249)	(2,800)

Income (Loss) Available to Common Stockholders for Basic and Diluted Earnings Per Share	$3,435	$(3,723)	$6,651	$(3,803)

Denominator:
Shares for Basic and Diluted Earnings Per Share — Weighted Average Shares Outstanding	32,346	32,319	32,341	32,301

Basic and Diluted Earnings Per Share	$0.11	$(0.12)	$0.21	$(0.12)

    In 2000, dividends and shares issuable upon conversion of Preferred Stock and Minority Interest expense and shares issuable upon the redemption of units of limited partnership interest of the Operating Partnership were excluded from the diluted earnings per share calculations because they were anti-dilutive.

    In 2001, dividends and shares issuable upon conversion of Minority Interest expense and shares issuable upon the redemption of units of limited partnership interest of the Operating Partnership were excluded from the diluted earnings per share calculations because they were anti-dilutive.

    For the three and six month periods ended June 30, 2001 and 2000, options to purchase 931,750 and 2,359,750 shares, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be anti-dilutive.

4.  REAL ESTATE HELD FOR SALE

    Real Estate Held for Sale is summarized as follows (in thousands):

	June 30, 2001	December 31, 2000
Retail Centers	$340,430	$742,850
Other	677	677

Total Real Estate Held for Sale	$341,107	$743,527

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

    On April 2, 2001, the Company sold a portfolio of 19 shopping centers, known as the Golden State portfolio, for aggregate sales proceeds of approximately $288,500,000, consisting of approximately $145,500,000 in cash and the assumption of approximately $143,000,000 in mortgage debt. On April 3, 2001, the Company used approximately $126,000,000 of the cash proceeds to redeem all of the outstanding shares of Series 2000-C Preferred Stock and all of the outstanding Preferred Units. The Company also used $1,500,000 of the cash proceeds to make the final payment owed to Schottenstein Stores Corporation and certain of its affiliates, Michael L. Ashner and Susan Ashner (collectively, the "SA Group"), pursuant to the agreement dated September 11, 2000 by and among the Company and the SA Group, relating to the settlement of litigation brought by the SA Group in the United States District Court for the District of Maryland. The Company used the remainder of the cash proceeds to reduce outstanding indebtedness and repay other obligations. As of March 31, 2001, a decrease of $632,000 was included in the adjustment to liquidation basis. The Golden State portfolio included the 580 Marketplace, Arcade Square, Buena Vista, Centerwood, Creekside, Discovery Plaza, Gateway Plaza, Hallmark Town Center, Menifee Town Center, Prospector's Plaza, Ralphs Center, San Marcos Plaza, Shasta Crossroads, Silver Creek Plaza, Southampton, Stoney Point Plaza, Summerhills Plaza, Sunset Center, and Westminster Center shopping centers.

    On April 26, 2001, the Company sold the Downtown Pleasant Hill shopping center for approximately $62,400,000. Proceeds were used to reduce outstanding indebtedness, to repay other obligations and for reserves. As of March 31, 2001, a decrease of $126,000 was included in the adjustment to liquidation basis.

    On May 17, 2001, the Company sold the Design Market center for approximately $14,300,000. Proceeds from the sale were used to reduce outstanding indebtedness, to repay other obligations and for reserves. An additional decrease of $128,000 was included in the adjustment to liquidation basis.

    In February 2001, The Prudential Insurance Company of America ("Prudential") indicated to the Company that, due to the detrimental effect that the Edwards Theater bankruptcy had on the value of the Mountaingate Plaza shopping center, it would not consummate the purchase of Mountaingate Plaza which was subject to the Purchase and Sale Agreement by and between Prudential and the Company, dated September 5, 2000. Also in February 2001, the Company notified the lender of its intention to transfer Mountaingate Plaza to the lender in full satisfaction of its mortgage obligation. Subsequently, on April 19, 2001, the lender notified the Company that it was in default and appointed a receiver on May 1, 2001. The Company is currently carrying the property at a net realizable value equal to the mortgage amount. Therefore, the transfer of the property to the lender will have no effect on current estimated net realizable value of the Company's real estate assets.

5.  MINORITY INTEREST

    In connection with the May 2001 redemption of 14,000 common units of limited partnership interest in the Operating Partnership, $84,000 was removed from Minority Interest.

6.  SECURITIES

    Common Stock consists of 70,000,000 authorized shares at a par value of $0.01 per share. At June 30, 2001 and December 31, 2000, 32,350,622 and 32,336,622 shares were outstanding, respectively.

    The Company is authorized to issue 20,000,000 shares of excess stock at a par value of $0.01 per share.

    Preferred Stock consists of 10,000,000 authorized shares at a par value of $0.01 per share, 4,800,000 shares are designated as Series 2000-C Convertible Preferred. At December 31, 2000, 4,400,000 shares of Series 2000-C Convertible Stock were outstanding. The Company redeemed all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001 for an aggregate of $115,500,000 in cash.

    At December 31, 2000, 400,000 Preferred Units were outstanding and classified as minority interest. On April 3, 2001, the Company redeemed all of the outstanding Preferred Units for an aggregate amount of $10,500,000 in cash.

7.  SEGMENT INFORMATION

    During 2000, the Company sold its two remaining office buildings. As a result, at June 30, 2001, the Company only had one reportable segment: retail operating properties. For the six months ended June 30, 2001, there was no tenant that accounted for 10% or more of the total revenue of the Company.

    At June 30, 2000, the Company had two reportable segments: retail operating properties and office/industrial properties. The Company focused its investments in retail shopping centers located in major metropolitan areas. The Company also owned interests in two office and industrial properties which it considered non-strategic and therefore did not allocate a material amount of Company resources to this segment. For the six months ended June 30, 2000 there was no tenant of the Company that accounted for ten percent or more of the total revenues of the Company.

    The Company evaluated the performance of its assets within these segments based on the net operating income of the respective property. Net operating income was calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment for the three months and six months ended June 30, 2000, was as follows (in thousands):

	Retail	Office	Total
Three Months Ended June 30, 2000
Rental Revenues	$29,099	$715	$29,814

Net Operating Income	$20,606	$680	$21,286

Six Months Ended June 30, 2000
Rental Revenues	$57,692	$1,417	$59,109

Net Operating Income	$40,335	$1,366	$41,701

    The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the three months and six months ended June 30, 2000 (in thousands):

	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000
REVENUES:
Total Rental Revenues for Reportable Segments	$29,814	$59,109
Fee Income	—	803
Interest Revenue	233	798

Total Consolidated Revenues	$30,047	$60,710

NET OPERATING INCOME:
Total Net Operating Income for Reportable Segments	$21,286	$41,701

ADDITIONS:
Interest and Other Revenue	233	798
Fee Income	—	803
Income from Unconsolidated Subsidiaries	19	66
Gain on Sales of Real Estate	394	394

Total Additions	646	2,061

DEDUCTIONS:
Interest Expense	10,589	19,734
General and Administrative Expenses	2,458	4,704
Litigation Expense	2,400	2,636
Costs Associated with Unsolicited Proposal and Pursuit of Strategic Alternatives	983	1,322
Depreciation and Amortization	6,905	14,368
Minority Interest	920	2,001

Total Deductions	24,255	44,765
Net Income (Loss)	$(2,323)	$(1,003)

8.  CONTINGENCIES

    As previously disclosed in the Company's Form 10-Q for the fiscal quarter ended March 31, 2001, in February 2001 the Company reached an agreement in principle providing for the settlement of the three actions filed in the Superior Court of the State of California, County of San Diego, and all claims that could have been asserted in those actions. Under the proposed settlement with the plaintiffs, the Company has agreed to certain restrictions regarding the composition of its Board of Directors and disposal of its assets. The Company also made available for review by plaintiffs the proxy statement in connection with the 2000 Annual Meeting. The Company has agreed to pay $1.9 million in attorneys' fees to plaintiffs' counsel (of which insurers will cover $1.75 million) following the Court's issuance of an order approving the proposed settlement. On June 4, 2001, the Court preliminarily approved the settlement. A final approval hearing is scheduled for August 24, 2001, at which time class members may present objections to the settlement.

    In April 2001, a lawsuit was filed in the Superior Court of the State of California, County of San Bernardino, against the Company by a tenant of a Company-owned property. The complaint alleges, among other things, fraudulent concealment, fraudulent misrepresentation and breach of contract. The lawsuit was also filed against the immediate former owner of the property. The Company believes that all of the fraud claims, as well as possibly the breach of contract claims, result from actions that occurred prior to the Company's ownership of the property and that such claims, if valid, should accrue to the prior owner and not to the Company. The Company strongly disputes the substantive allegations raised in the complaint and is vigorously defending against the lawsuit.

    Also in April 2001, a lawsuit was filed in the Superior Court for the County of Orange, California by approximately ten tenants at the Company's Lake Arrowhead property. The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants' leases. The complaint alleges, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (CAM). The complaint is not specific as to the timing of the alleged violations nor against whom each allegation is made. In addition, the complaint does not specify the amount of monetary damages being sought. Although the Company believes that, in any event, many of the claims relate to actions taken by the prior owner of the property, it is difficult for the Company to assess the merits of the complaint due to its lack of specificity. The Company therefore filed a demurrer with the Court objecting to the lack of specificity. The Court agreed with the Company and ordered the plaintiffs to amend their complaint accordingly. The Company strongly disputes the substantive allegations raised in the complaint and is vigorously defending against the lawsuit.

    The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

9.  RELATED PARTY TRANSACTIONS

    On April 9, 2001, in order to encourage Scott C. Verges to remain as Chief Executive Officer and President during the course of the Company's liquidation, the Company entered into a retention agreement (the "Retention Agreement") with Mr. Verges which modified the benefits to be provided to Mr. Verges pursuant to the terms of his severance agreement with the Company. Under the Retention Agreement, the Company agreed to loan to Mr. Verges, in three separate tranches, a total amount equal to the total severance payment to which Mr. Verges would have been entitled under the terms of his severance agreement. The loans will be forgiven if Mr. Verges remains employed by the Company until the "Termination Date," or if his employment is terminated for "good reason" or by reason of death or disability. For purposes of the Retention Agreement, the "Termination Date" occurs on the earliest to occur of (i) the conveyance of all the Company's assets and liabilities into a liquidating trust, (ii) the sale of all of the Company's real estate assets or all of the outstanding securities of the Company or, (iii) January 15, 2002. The loans will also be forgiven if Mr. Verges is terminated by the Company other than for "cause" prior to the Termination Date. The loans, however, will be payable in full by Mr. Verges if Mr. Verges' employment is terminated prior to the Termination Date for cause or if Mr. Verges terminates his employment prior to the Termination Date other than for good reason. If the loans are forgiven, the Company will also pay to Mr. Verges an amount equal to the amount of the reimbursement for excise tax liabilities provided for under Mr. Verges' severance agreement and Mr. Verges will be eligible for health, dental and life insurance and other welfare benefits for 36 months. Pursuant to the terms of the Retention Agreement, Mr. Verges has agreed, if and when requested by the Company, to act as liquidating trustee of any liquidating trust formed by the Company in connection with executing the Plan of Liquidation.

10.  SUBSEQUENT EVENTS

    On August 9, 2001, the Company sold Olympiad Plaza for approximately $11,800,000. The proceeds from the sale were used to reduce outstanding indebtedness.

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

    The Company currently expects that the liquidation will be substantially completed not later than the end of the first quarter of 2002, although there can be no assurance in this regard. As a result, it is currently anticipated that not later than the end of the first quarter of 2002 any then remaining assets and liabilities will be transferred to a liquidating trust. At that time, certificates representing outstanding shares of common stock will be automatically deemed to represent certificates for beneficial interests in the liquidating trust, which interests will be non-transferable. The timing of any liquidating distributions of net cash proceeds or other consideration will be affected by, among other things, the timing of sales of assets, the repayment of outstanding indebtedness, income tax considerations and the establishment of reserves. Accordingly, no assurances can be given as to the timing of such distributions, which could be made over a substantial period of time. However, in accordance with the Plan of Liquidation, the final liquidating distribution, either directly to the stockholders or to a liquidating trust, will be made no later than December 15, 2002.

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

    It is not possible to determine with certainty the aggregate net proceeds that may ultimately be available for distribution to the Company's stockholders in the liquidation. That amount will depend upon a variety of factors, including, without limitation, the availability of financing to buyers upon reasonable terms and the timing of and the net proceeds realized from the sale of the Company's properties, as well as the ultimate amounts of liquidation-related expenses and other obligations and liabilities that must be satisfied by the Company or for which reserves must be established. The possibility exists that there could be unforeseen events that adversely impact the price of the Company's remaining unsold assets, and no assurance can be given that the net proceeds per share will therefore equal or exceed the current price of the Company's common stock. The Board of Directors also reserves the right to modify or terminate the Plan of Liquidation at any time.

    From the adoption of the Plan of Liquidation by the Company's Board of Directors in August 2000 through June 30, 2001, the Company has sold 30 properties for aggregate proceeds of approximately $588,534,000, consisting of approximately $354,172,000 in cash and the assumption of approximately $234,362,000 of liabilities. The Company applied the cash proceeds as follows: approximately $6,486,000 in closing costs, approximately $126,000,000 to redeem all of the Company's outstanding preferred equity, approximately $179,150,000 to further reduce the Company's outstanding indebtedness, approximately $13,398,000 for capital improvements in development properties, approximately $4,025,000 to settle litigation, and approximately $10,776,000 for severance and other liquidation costs. The remainder was used to repay other obligations.

    The Company's unaudited consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 2000 and the notes included in the Company's annual report on Form 10-K should be read in conjunction with the following discussion.

    As a result of the adoption of the Plan of Liquidation and its approval by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuations of other assets and liabilities under the liquidation basis of accounting are based on management's estimates and assumptions as of June 30, 2001. Additionally, the Company suspended recording any further depreciation and amortization expenses.

Material Changes in Results of Operations

The Following Paragraphs Describe The Material Changes And Results Of Operations For The Three Months Ended June 30, 2001 Compared To The Three Months Ended June 30, 2000.

    Net income available to common stockholders for the three months ended June 30, 2001 was $3,435,000 as compared to a net loss of $3,723,000 for the second quarter of 2000. This increase was primarily attributable to the Company not recording depreciation and amortization expenses in 2001 subsequent to the adoption of the liquidation basis of accounting on December 15, 2000. If, for comparison purposes, depreciation and amortization expenses were eliminated in the second quarter of 2000, then net income available to common stockholders for the three months ended June 30, 2000 would have been $3,182,000. The 2000 three month period was favorably impacted by a net gain on sales of real estate of $394,000. The 2000 three month period was unfavorably impacted by costs of $983,000 associated with the Company's pursuit of its strategic alternatives and litigation and legal expenses of $2,400,000 related to a verdict against the Company in favor of a tenant.

    Total revenues decreased $16,349,000 to $13,698,000 from $30,047,000 in the second quarter of 2000. This decrease is primarily attributable to asset sales completed since June of 2000, partially offset by an increase in rental revenues from development and redevelopment properties being placed into service.

    Interest expense decreased $7,776,000 to $2,813,000 from $10,589,000 in the second quarter of 2000. This decrease is primarily attributable to a reduction in debt using proceeds from asset sales and a decrease in interest rates.

    Rental operating expenses decreased $2,973,000 to $5,233,000 from $8,206,000 in the second quarter of 2000. Reduced operating expenses resulting from asset sales were partially offset by an increase in expenses from portions of development and redevelopment properties being placed into service.

    Provision for bad debt increased $23,000 to $345,000 from $322,000 in the second quarter of 2000. This increase is primarily attributable to increasing tenant financial problems resulting from a weakening retail economy.

    General and administrative expenses decreased $791,000 to $1,667,000 from $2,458,000 in the second quarter of 2000. This decrease is primarily attributable to the implementation of the Plan of Liquidation.

    Costs associated with the pursuit of strategic alternatives and plan of liquidation decreased $983,000. At December 31, 2000, these costs were estimated and reserved for as part of the Reserve for Estimated Costs During the Period of Liquidation.

    Depreciation and amortization expenses decreased $6,905,000. Subsequent to the adoption of the liquidation basis of accounting on December 15, 2000, the Company no longer records depreciation and amortization expense.

    Income allocated to minority interest decreased $764,000 to $156,000 from $920,000 in the second quarter of 2000. This decrease is primarily attributable to the exchange of 1,600,000 Series 1997-A Preferred Units of limited partnership interest (the "Preferred Units") for the same number of shares of Series 2000-C Convertible Preferred Stock (the "Series 2000-C Preferred Stock") in August 2000, and the subsequent redemption of the remaining 400,000 Preferred Units on April 3, 2001.

    Distributions paid to Preferred Stockholders decreased to $48,000 from $1,400,000 in the second quarter of 2000. This decrease is attributable to the redemption of all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001.

The Following Paragraphs Describe The Material Changes And Results Of Operations For The Six Months Ended June 30, 2001 Compared To The Six Months Ended June 30, 2000.

    Net income (loss) available to common stockholders for the six months ended June 30, 2001 was $6,651,000 as compared to a net loss of $3,803,000 for the six months ended June 30, 2000. This increase was primarily attributable to the Company not recording depreciation and amortization expenses in 2001 subsequent to the adoption of the liquidation basis of accounting on December 15, 2000. If, for comparison purposes, depreciation and amortization expenses were eliminated in the first six months of 2000, then net income available to common stockholders for the six months ended June 30, 2000 would have been $9,590,000. The 2000 six month period was favorably impacted by a net gain on sales of real estate of $394,000. The 2000 six month period was unfavorably impacted by costs of $1,322,000 associated with the Company's pursuit of its strategic alternatives and litigation and legal expenses totaling $2,636,000 related to a verdict against the Company in favor of a tenant.

    Total revenues decreased $21,735,000 to $38,975,000 from $60,710,000 in the six months ended June 30, 2000. Rental revenues decreased $20,562,000 primarily as a result of asset sales completed since June of 2000, partially offset by an increase in rental revenues from development and redevelopment properties being placed into service. Management fee income decreased $803,000 as a result of the termination of the Company's former joint venture with the State of California Public Employees' Retirement System.

    Interest expense decreased $9,679,000 to $11,030,000 from $20,709,000 in the six months ended June 30, 2000. This decrease is primarily attributable to a reduction in debt using proceeds from asset sales, and a decrease in interest rates. Included in the June 30, 2001 interest expense is a payment of approximately $717,000 representing the loan fee associated with the refinancing of the Company's secured credit facility with CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation ("GE") (the "GE Facility")) on January 3, 2001. Under the liquidation basis of accounting, this fee is no longer amortized over the life of the loan, but rather expensed in the period in which it was incurred.

    Rental operating expenses decreased $3,687,000 to $13,314,000 from $17,001,000 in the six months ended June 30, 2000. Reduced operating expenses resulting from asset sales were partially offset by an increase in expenses from portions of development and redevelopment properties being placed into service.

    Provision for bad debt increased $840,000 to $1,247,000 from $407,000 in the six months ended June 30, 2000. This increase is primarily attributable to increasing tenant financial problems resulting from a weakening retail economy.

    General and administrative expenses decreased $818,000 to $3,886,000 from $4,704,000 in the six months ended June 30, 2000. This decrease is primarily attributable the reduction of expenses as the Company implements the Plan of Liquidation.

    Costs associated with the pursuit of strategic alternatives and plan of liquidation decreased $1,322,000. At December 31, 2000, these costs were estimated and reserved for as part of the Reserve for Estimated Costs During the Period of Liquidation.

    Depreciation and amortization expenses decreased $13,393,000. Subsequent to the adoption of the liquidation basis of accounting on December 15, 2000, the Company no longer records depreciation and amortization expense.

    Income allocated to minority interest decreased $1,403,000 to $598,000 from $2,001,000 in the six months ended June 30, 2000. This decrease is primarily attributable to the exchange of 1,600,000 shares of Preferred Units for the same number of Series 2000-C Preferred Stock in August 2000, and the subsequent redemption of the remaining 400,000 Preferred Units on April 3, 2001.

    Distributions paid to preferred stockholders decreased $551,000 to $2,249,000 from $2,800,000 in the six months ended June 30, 2000. This decrease is attributable to the redemption of all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001.

Adjustment to the Liquidation Basis of Accounting

    Prior to the adoption of liquidation basis of accounting, real estate was stated at cost or, in the case of real estate which management believes was impaired, at the lower fair value of such properties.

    On December 16, 2000, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable values and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures of approximately $14,742,000 anticipated during the liquidation period. The net adjustment at December 16, 2000, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, amounted to a negative adjustment of $85,228,000, which is included in the December 31, 2000 Consolidated Statement of Changes in Net Assets (liquidation basis). A further adjustment was included in the March 31, 2001 Consolidated Statement of Changes in Net Assets (liquidation basis) to reflect additional capital expenditures and less than anticipated closing costs. Increases (decreases) in the carrying value of net assets are summarized as follows:

Six Months Ended June 30, 2001
Increase to reflect estimated net realizable values of certain real estate properties	$60,000
Recognition of deferred gain upon sale of certain properties	3,859,000
Decrease to reflect estimated net realizable value of real estate	(1,331,000)
Decrease to reflect net realizable value of Investments in Unconsolidated Subsidiaries	(467,000)
Reserve for estimated costs during the period of liquidation	(285,000)
Effect of minority interest on adjustment to liquidation basis	397,000

Adjustment to reflect the change to liquidation basis of accounting	$2,233,000

Reserve for Estimated Costs During the Period of Liquidation

    Under liquidation accounting, the Company is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid during the liquidation period.

    The following table reflects the composition of the Company's Reserve for Estimated Costs During the Period of Liquidation as of December 31, 2000, subsequent payments and adjustments, and the balance at June 30, 2001:

	December 31, 2000	Payments	Adjustments	Balance at June 30, 2001
Severance	$9,541,000	$(3,619,000)	$481,000	$6,403,000
Tax Liability Protection for Operating Partnership Unitholders	3,000,000	—	(550,000)	2,450,000
Appraiser Costs, Liquidator Fees, Trustee and Advisor Fees	2,525,000	(1,413,000)	(112,000)	1,000,000
Professional Fees	1,190,000	(1,147,000)	466,000	509,000
Office Expenses	660,000	(64,000)	—	596,000
Other	2,200,000	(1,500,000)	—	700,000

Total	$19,116,000	$(7,743,000)	$285,000	$11,658,000

Net Assets in Liquidation

    Net Assets in Liquidation at June 30, 2001 of $183,097,000 or $5.66 per share does not include the Deferred Gain on Real Estate Assets of $13,488,000 or $0.42 per share as the recognition of these amounts have been deferred until their sales. Additionally, Net Assets in Liquidation at June 30, 2001 does not include future net operating income or loss during the period of liquidation. The valuation of Net Assets in Liquidation is based on estimates as of June 30, 2001 and the actual values realized for assets and required for the settlement of liabilities may differ materially from the amounts estimated.

Funds from Operations

    The Company historically considered Funds from Operations ("FFO") to be a relevant supplemental measure of the performance of equity REITs in general, and the Company in particular, because FFO excludes the effect of depreciation and certain amortization expenses as operating expenses. Management also believes FFO is generally helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. However, because the Company is liquidating, the Company's ability to incur additional indebtedness, make capital expenditures and finance new investments is no longer meaningful. Accordingly, the Company no longer believes that FFO is meaningful in understanding the performance of the Company and therefore no longer plans to report FFO.

Material Changes in Financial Condition

    On April 2, 2001, the Company sold a portfolio of 19 shopping centers for aggregate sales proceeds of approximately $288,500,000, consisting of approximately $145,500,000 in cash and the assumption of approximately $143,000,000 in mortgage debt. On April 3, 2001, the Company used approximately $126,000,000 of the cash proceeds to redeem all of the Company's Series 2000-C Preferred Stock and all of the Preferred Units and used the remainder to reduce outstanding indebtedness and repay other obligations.

    On April 26, 2001, the Company sold the Downtown Pleasant Hill shopping center for approximately $62,400,000. Proceeds were used to reduce outstanding indebtedness, to repay other obligations and for reserves.

    On May 21, 2001, the Company sold the Design Market shopping center for approximately $14,300,000. Proceeds were used to reduce outstanding indebtedness, to repay other obligations and for reserves.

    Total debt outstanding (exclusive of approximately $14,235,000 of outstanding debt in unconsolidated subsidiaries) on June 30, 2001 and the related weighted average rate were $150,409,000 and 7.86%, respectively, compared to $400,504,000 and 7.89% on December 31, 2000.

    At June 30, 2001, the Company had borrowing capacity under the GE Facility in the amount of $54,013,000 secured by various mortgages. At June 30, 2001, borrowings of approximately $34,013,000 were outstanding. Borrowings under the GE Facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum. The GE Facility is scheduled to mature in December 2001, and is subject to various loan covenants. The Company intends to either refinance the GE Facility at maturity, or repay the facility in full with proceeds from asset sales.

    At June 30, 2001, the Company had approximately $18,775,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. Borrowings under this loan bear interest at LIBOR plus 3% per annum, and it matured in June 2001. In July 2001, the Company and the lender modified the agreement by extending the maturity date to December 2001. Under the terms of the modification agreement, the Company made a principal reduction to the loan of $3,781,000 in July 2001. Prior to the December 2001 maturity, the Company intends to either refinance this loan or repay it with proceeds from the sale of the property securing the loan.

    At June 30, 2001, the Company's capitalization consisted of approximately $150,409,000 of debt, and approximately $166,074,000 of market equity (market equity is defined as (a) the sum of (i) outstanding shares of common stock of the Company and (ii) outstanding Common Units of the Operating Partnership that are held by partners of the Operating Partnership other than the Company, multiplied by (b) the last reported sale price of a share of common stock on the New York Stock Exchange at June 30, 2001 of $4.90), resulting in total debt plus equity capitalization of $316,483,000 and a ratio of debt to total capitalization of 0.48 to 1.0 compared to the ratio of 0.77 to 1.0 at December 31, 2000. At June 30, 2001, the Company's total debt consisted of approximately $97,622,000 of fixed rate debt and approximately $52,787,000 of variable rate debt.

ITEM 3—QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

    At June 30, 2001, the Company is exposed to interest rate changes primarily as a result of the GE facility and one variable rate construction loans. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and financing requirements. The Company does not enter into derivative or interest rate transactions for speculative purposes.

    As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. The Company had approximately $52,787,000 in variable rate debt outstanding at June 30, 2001. Based on these quarter-end debt levels, a hypothetical 1% increase in interest rates would increase the Company's interest expense by approximately $528,000 on an annual basis, and likewise decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, or at all. Consequently, future results may differ materially from the estimated changes discussed above.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

    As previously disclosed in the Company's Form 10-Q for the fiscal quarter ended March 31, 2001, in February 2001 the Company reached an agreement in principle providing for the settlement of the three actions filed in the Superior Court of the State of California, County of San Diego, and all claims that could have been asserted in those actions. Under the proposed settlement with the plaintiffs, the Company has agreed to certain restrictions regarding the composition of its Board of Directors and disposal of its assets. The Company also made available for review by plaintiffs the proxy statement in connection with the 2000 Annual Meeting. The Company has agreed to pay $1.9 million in attorneys' fees to plaintiffs' counsel (of which insurers will cover $1.75 million) following the Court's issuance of an order approving the proposed settlement. On June 4, 2001, the Court preliminarily approved the settlement. A final approval hearing is scheduled for August 24, 2001, at which time class members may present objections to the settlement.

    In April 2001, a lawsuit was filed in the Superior Court of the State of California, County of San Bernardino, against the Company by a tenant of a Company-owned property. The complaint alleges, among other things, fraudulent concealment, fraudulent misrepresentation and breach of contract. The lawsuit was also filed against the immediate former owner of the property. The Company believes that all of the fraud claims, as well as possibly the breach of contract claims, result from actions that occurred prior to the Company's ownership of the property and that such claims, if valid, should accrue to the prior owner and not to the Company. The Company strongly disputes the substantive allegations raised in the complaint and is vigorously defending against the lawsuit.

    Also in April 2001, a lawsuit was filed in the Superior Court for the County of Orange, California by approximately ten tenants at the Company's Lake Arrowhead property. The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants' leases. The complaint alleges, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (CAM). The complaint is not specific as to the timing of the alleged violations nor against whom each allegation is made. In addition, the complaint does not specify the amount of monetary damages being sought. Although the Company believes that, in any event, many of the claims relate to actions taken by the prior owner of the property, it is difficult for the Company to assess the merits of the complaint due to its lack of specificity. The Company therefore filed a demurrer with the Court objecting to the lack of specificity. The Court agreed with the Company and ordered the plaintiffs to amend their complaint accordingly. The Company strongly disputes the substantive allegations raised in the complaint and is vigorously defending against the lawsuit.

    The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

ITEM 2. CHANGES IN SECURITIES:

    On May 2, 2001, the Company issued 14,000 shares of common stock in exchange for 14,000 common units of limited partnership interest held by a limited partner of the Operating Partnership. The Company is the general partner of the Operating Partnership. The shares of common stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company is relying on the exemption based upon factual representations received from the limited partner who received these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    On May 30, 2001, the Company held its 2001 Annual Meeting of Stockholders (the "2001 Annual Meeting"). At the 2001 Annual Meeting, the Company's stockholders were asked to elect seven directors of the Company. Proxies for the 2001 Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

    As of the close of business on April 23, 2001, the record date for the 2001 Annual Meeting, there were 32,336,622 shares of Common Stock outstanding and entitled to vote at the 2001 Annual Meeting. There were 27,327,267 shares present in person or by proxy at the 2001 Annual Meeting.

    The Company nominated seven individuals to serve as directors of the Company to hold office for a term of one year and until his or her successor is elected and qualifies. There was no solicitation in opposition to the Board of Directors' nominees listed in the proxy statement. The vote with respect to the seven nominees was as follows:

NOMINEE	FOR	WITHHELD
Michael L. Ashner	26,498,605	828,662
William P. Dickey	26,509,109	818,158
Curtis Greer	26,503,235	824,032
Ronald L. Havner, Jr.	26,511,374	815,893
Nina B. Matis	26,507,651	819,616
Donne P. Moen	26,508,556	818,711
Jay L. Schottenstein	26,499,560	827,707

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
10.1
Redemption and Release Agreement by and between the Company, the Operating Partnership, Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., Blackacre SMC Master Holdings, LLC and Blackacre Funding LLC, dated as of April 3, 2001 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on May 5, 2001).

10.2
Redemption and Release Agreement by and between the Company, the Operating Partnership and the holders of the Series 1997-A Preferred units of limited partnership interest of the Operating Partnership, dated as of April 3, 2001(incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q filed on May 5, 2001).
10.3	Executive Retention Agreement by and between the Company and Scott C. Verges, dated as of April 9, 2001 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q filed on May 5, 2001).
10.4	Recourse Promissory Note, dated as of April 11, 2001, executed and delivered by Scott C. Verges as Borrower (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q filed on May 5, 2001).

    (b)  Reports on Form 8-K.  The following report on Form 8-K was filed during the quarter for which this report is filed:

    Form 8-K filed on April 17, 2001, reporting the disposition of 19 shopping centers located in California, known as the Golden State portfolio, pursuant to an Agreement for Purchase and Sale dated as of January 16, 2001 by and between BPP Golden State Acquisitions, L.L.C. and Weingarten GS, Inc. This report contains pro forma financial information statements pursuant to Article 11 of Regulation S-X.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURNHAM PACIFIC PROPERTIES, INC.

Date:	By:	/s/ DANIEL B. PLATT Daniel B. Platt Chief Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF NET ASSETS
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2—MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3—QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK
PART II
SIGNATURES