Form 10-Q
period 2001-09-30
BURNHAM PACIFIC PROPERTIES INC
filed 2001-11-14
CIK 805730

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Number of shares of the Registrant's common stock outstanding at November 14, 2001: 32,845,980

PART 1 FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)

As of September 30, 2001 and December 31, 2000

(in thousands)

(UNAUDITED)

	September 30, 2001	December 31, 2000
ASSETS
Real Estate Held for Sale	$311,282	$743,527
Cash and Cash Equivalents	12,278	5,110
Restricted Cash	3,268	9,004
Receivables-Net	9,012	8,467
Investment in Unconsolidated Subsidiaries	4,210	5,131
Other Assets	1,550	1,993

Total Assets	341,600	773,232

LIABILITIES
Accounts Payable and Other Liabilities	7,519	21,235
Tenant Security Deposits	1,096	2,246
Notes Payable	106,252	349,237
Line of Credit Advances	23,703	51,267
Reserve for Estimated Costs During the Period of Liquidation	10,123	19,116
Deferred Gain on Real Estate Assets	11,437	17,347

Total Liabilities	160,130	460,448

Minority Interest	6,771	19,837

Mandatorily Redeemable Series 2000-C Convertible Preferred Stock	—	115,500

NET ASSETS IN LIQUIDATION	$174,699	$177,447

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

For the Three Months and Nine Months Ended September 30, 2001 (Liquidation Basis) and

CONSOLIDATED STATEMENT OF INCOME

For the Three Months and Nine Months Ended September 30, 2000 (Going Concern Basis)

	Three Months Ended September 30, (in thousands)		Nine Months Ended September 30, (in thousands)
	2001	2000	2001	2000
	(unaudited)		(unaudited)
REVENUES
Rents	$12,203	$30,232	$50,751	$89,277
Fee Income	—	—	—	803
Interest and Other Income	1,149	368	1,577	1,230

Total Revenues	13,352	30,600	52,328	91,310

COSTS AND EXPENSES
Interest	2,591	11,310	13,622	32,019
Rental Operating	4,520	8,808	17,834	26,216
Provision for Bad Debt	851	377	2,097	785
General and Administrative	1,420	3,713	5,307	8,009
Litigation	—	977	—	3,613
Costs Associated with Pursuit of Strategic Alternatives and Plan of Liquidation	—	3,320	—	4,642
Restructuring Charge	—	2,144	—	2,144
Impairment Write-Off	—	32,330	—	32,330
Depreciation and Amortization	—	6,567	—	19,960

Total Costs and Expenses	9,382	69,546	38,860	129,718
Income (Loss) from Operations Before Income from Unconsolidated Subsidiaries, Minority Interest, and Gain on Sales of Real Estate	3,970	(38,946)	13,468	(38,408)
Income from Unconsolidated Subsidiaries	—	33	—	99
Minority Interest	(171)	615	(769)	(1,386)
Gain on Sales of Real Estate	—	832	—	1,226

Net Income (Loss)	3,799	(37,466)	12,699	(38,469)
Dividends Paid to Preferred Stockholders	—	(1,667)	(2,249)	(4,467)

Income (Loss) Available to Common Stockholders	$3,799	$(39,133)	10,450	$(42,936)

Net Assets at December 31, 2000			177,447
Adjustment to Liquidation Basis			(9,964)
Liquidating Distributions to Common Stockholders			(3,234)

Net Assets at September 30, 2001			$174,699

Basic and Diluted Earnings Per Common Share:	$0.12	$(1.21)	$0.32	$(1.33)

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2001 (Liquidation Basis)

and 2000 (Going Concern Basis)

(in thousands)

	Nine Months Ended
	2001	2000
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$12,699	$(38,469)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	—	20,935
Impairment Write-Off	—	32,330
Gain on Sales of Real Estate	—	(1,226)
Restructuring Charge	—	2,144
Provision for Bad Debt	2,097	785
Common Stock — Directors' Fees	—	115
Stock Options — Compensation Expense	—	200
Minority Interest	564	1,386
Income from Unconsolidated Subsidiaries	—	(99)
Changes in Other Assets and Liabilities:
Increase in Receivables and Other Assets	(2,199)	(5,793)
Decrease in Accounts Payable and Other Liabilities	(22,709)	(1,396)
Decrease in Tenant Security Deposits	(1,150)	(37)

Net Cash Provided by (Used for) Operating Activities	(10,698)	10,875

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and Capital Improvements	(6,318)	(34,331)
Proceeds from Sales of Real Estate	244,674	21,567
Reimbursement of Development Costs	—	100
Investment in Unconsolidated Subsidiaries	(630)	(77)

Net Cash Provided by (Used for) Investing Activities	237,726	(12,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Line of Credit Agreements	18,000	35,469
Repayment under Line of Credit Agreements	(45,564)	(16,497)
Principal Payments of Notes Payable	(64,746)	(8,226)
Borrowings under Notes Payable	—	14,346
Restricted Cash	5,736	(1,299)
Dividends & Liquidating Distributions Paid	(5,482)	(24,667)
Ordinary and Liquidating Distributions Made to Minority Interest Holders	(349)	(4,143)
Redemption of Common and Preferred Shares & Units	(127,455)	—

Net Cash Provided by (Used for) Financing Activities	(219,860)	(5,017)

Net Increase (Decrease) in Cash and Cash Equivalents	7,168	(6,883)
Cash and Cash Equivalents at Beginning of Period	5,110	11,119

Cash and Cash Equivalents at End of Period	$12,278	$4,236

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid for Interest	$15,987	$21,139

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Effect of Minority Interest on Adjustment to Liquidation Basis	$564

Mortgage Debt Assumed by Purchasers of Properties Sold	$178,239

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001, December 31, 2000, and September 30, 2000

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

    On August 31, 2000, the Company's Board of Directors adopted a Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation") and directed that the Plan of Liquidation be submitted to the Company's stockholders for approval. The stockholders of the Company approved the Plan of Liquidation at the 2000 Annual Meeting of Stockholders (the "2000 Annual Meeting") held on December 15, 2000. The Plan of Liquidation contemplates the orderly sale of all of the Company's assets for cash or such other form of consideration as may be conveniently distributed to the Company's stockholders and the payment of (or provision for) the Company's liabilities and expenses, as well as the establishment of a reserve to fund the Company's contingent liabilities. The Plan of Liquidation gives the Board of Directors the power to sell any or all of the assets of the Company without further approval by the stockholders and provides that the final liquidating distribution, either directly to stockholders or to a liquidating trust, shall be made no later than December 15, 2002.

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

    The valuation of real estate held for sale as of September 30, 2001 is based on current contracts, estimates as determined by independent appraisals or other indications of sales value. As a result, this valuation is only an estimate and the actual aggregate amount realized by the Company upon the sale of its assets may be materially different from this estimate. Factors that may cause such a variation include, among other factors, general economic conditions in the Company's markets, including continued economic effects resulting from the September 11, 2001 terrorist incidents, tenant financial difficulties, as well as the possibility that assets currently under contract may not be sold on the terms currently provided in those contracts or at all. This valuation is net of (i) estimated selling costs and (ii) anticipated capital expenditures of approximately $10,804,000 during the remaining liquidation period.

    The net adjustment at December 16, 2000, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, amounted to a negative adjustment of $85,228,000, which is included in the December 31, 2000 Consolidated Statement of Changes in Net Assets

(liquidation basis). Further increases (decreases) were included in the September 30, 2001 Consolidated Statement of Changes in Net Assets (liquidation basis) as follows:

Nine Months Ended September 30, 2001
Increase to reflect estimated net realizable values of certain real estate properties	$60,000
Recognition of deferred gain upon sale of certain properties	5,655,000
Decrease to reflect estimated net realizable value of real estate	(15,369,000)
Decrease to reflect net realizable value of Investments in Unconsolidated Subsidiaries	(593,000)
Reserve for estimated costs during the period of liquidation	(285,000)
Effect of minority interest on adjustment to liquidation basis	568,000

Adjustment to reflect the change to liquidation basis of accounting	$(9,964,000)

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

    The following table reflects the composition of the Company's Reserve for Estimated Costs During the Period of Liquidation as of December 31, 2000, subsequent payments and adjustments, and the balance at September 30, 2001:

	December 31, 2000	Payments	Adjustments	Balance at September 30, 2001
Severance	$9,541,000	$(3,660,000)	$481,000	$6,362,000
Tax Liability Protection for Operating Partnership Unitholders	3,000,000	(275,000)	(2,100,000)	625,000
Appraiser Costs, Liquidator Fees, Trustee and Advisor Fees	2,525,000	(1,623,000)	613,000	1,515,000
Professional Fees	1,190,000	(1,864,000)	1,291,000	617,000
Office Expenses	660,000	(356,000)	—	304,000
Other	2,200,000	(1,500,000)	—	700,000

Total	$19,116,000	$(9,278,000)	$285,000	$10,123,000

PREFERRED DIVIDENDS

    Preferred dividends totaling $49,000 were paid on April 3, 2001 to the holders of shares of Series 2000-C Convertible Preferred Stock (the "Series 2000-C Preferred Stock") concurrently with the redemption of all of the outstanding shares of Series 2000-C Preferred Stock.

    Distributions totaling $4,000 were paid on April 3, 2001 to the holders (other than the Company) of the Series 1997-A Preferred Units of limited partnership interest (the "Preferred Units") in Burnham Pacific Operating Partnership, L.P. (the "Operating Partnership") concurrently with the redemption of all of the outstanding Preferred Units.

ACCOUNTS RECEIVABLE

    Accounts Receivable is net of an allowance for doubtful accounts of approximately $6,706,000 and $5,975,000 at September 30, 2001 and December 31, 2000, respectively.

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

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually. In addition, the standard includes provision for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 142 will have a significant impact on its financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effect of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 144 will have significant impact on its financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net Income (Loss)	$3,799	$(37,466)	$12,699	$(38,469)
Less:
Dividends Paid to Preferred Stockholders	—	(1,667)	(2,249)	(4,467)

Income (Loss) Available to Common Stockholders for Basic and Diluted Earnings Per Share	$3,799	$(39,133)	$10,450	$(42,936)

Denominator:
Shares for Basic and Diluted Earnings Per Share — Weighted Average Shares Outstanding	32,364	32,330	32,349	32,308

Basic and Diluted Earnings Per Share	$0.12	$(1.21)	$0.32	$(1.33)

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

    For the three and nine month periods ended September 30, 2001 and 2000, options to purchase 892,250 and 2,249,750 shares, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be anti-dilutive.

4. REAL ESTATE HELD FOR SALE

    Real Estate Held for Sale is summarized as follows (in thousands):

	September 30, 2001	December 31, 2000
Retail Centers	$311,171	$742,850
Other	111	677

Total Real Estate Held for Sale	$311,282	$743,527

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

    On August 9, 2001, the Company sold the Olympiad Plaza center for approximately $11,763,000, including assumption of indebtedness and redemption of units of limited partnership interest. Cash proceeds from the sale were used to reduce outstanding indebtedness, to repay other obligations and for reserves. An additional increase of $1,737,000 was included in the adjustment to liquidation basis due to the recognition of deferred gain.

    On September 27, 2001, the Company sold the Keizer Creekside center for approximately $5,898,000, including assumption of indebtedness and redemption of units of limited partnership interest. Cash proceeds from the sale were used to reduce outstanding indebtedness, to repay other obligations and for reserves. An additional increase of $59,000 was included in the adjustment to liquidation basis due to the recognition of deferred gain.

    On August 30, 2001, the Company signed an agreement for the sale of eighteen properties to Pacific Retail, L.P. ("Pacific Retail"), which is owned by affiliates of P.O'B Montgomery & Company and Apollo Real Estate for $158,470,000 in cash. This agreement was amended on October 11, 2001, at which time the earnest money deposit paid by Pacific Retail was increased from $2,500,000 to $2,750,000. Under the terms of the amended agreement, the sale of each of the properties is subject to customary conditions, including lender consents and estoppels. Pacific Retail may terminate the agreement as to specific properties at any time on or before November 15, 2001, if certain conditions are not satisfied, subject to forfeiture of an allocable portion of the $2,750,000 earnest money deposit. The closing of the proposed sales is expected to occur on or about November 30, 2001, but may be extended under certain circumstances. In connection with the transaction, the Company received an opinion from Houlihan Lokey Howard & Zukin, a national investment banking firm, stating that the consideration to be received by the Company in the proposed sale is fair to the Company from a financial point of view. The eighteen properties to be sold include the Company's interests in: Bell Gardens Marketplace, Fremont Hub, Gateway Center, Ladera Center, Margarita Plaza, Mission Plaza, Ontario Village, Palms to Pines and Plaza de Monterey in California; Fairwood Square, Greentree Plaza, James Village and Park Manor in Washington; Farmington Village and Village East Shopping Center in Oregon; Silver Plaza and Cruces Norte in New Mexico; and Brickyard Plaza in Utah. On a

combined basis, the Company's interests in such properties total approximately 1,531,000 square feet. An additional decrease of $7,067,000 was included in the adjustment to liquidation basis.

    In February 2001, The Prudential Insurance Company of America ("Prudential") indicated to the Company that, due to the detrimental effect that the Edwards Theater bankruptcy had on the value of the Mountaingate Plaza shopping center, it would not consummate the purchase of Mountaingate Plaza which was subject to the Purchase and Sale Agreement by and between Prudential and the Company, dated September 5, 2000. Also in February 2001, the Company notified the lender of its intention to transfer Mountaingate Plaza to the lender in full satisfaction of its mortgage obligation. Subsequently, on April 19, 2001, the lender notified the Company that it was in default and on May 1, 2001, the lender appointed a receiver. Pending transfer of the property to the lender, the Company is carrying the property at a net realizable value equal to the mortgage amount. Therefore, the transfer of the property to the lender will have no effect on current estimated net realizable value of the Company's real estate assets.

5. MINORITY INTEREST

    In connection with the third quarter 2001 redemption of 7,000 limited partnership units, $43,000 was removed from minority interest. In addition, 406,000 common units of limited partnership interest in the operating partnership were redeemed during the quarter. Of the 406,000 common units, 283,000 were redeemed for cash in connection with the sale of Keizer Creekside shopping center. The remaining 123,000 units were redeemed for common stock in Burnham Pacific Properties, Inc.

6. SECURITIES

    Common Stock consists of 70,000,000 authorized shares at a par value of $.01 per share. At September 30, 2001 and December 31, 2000, 32,473,566 and 32,336,622 shares were outstanding, respectively.

    The Company is authorized to issue 20,000,000 shares of excess stock at a par value of $.01 per share.

    Preferred Stock consists of 10,000,000 authorized shares at a par value of $.01 per share, 4,800,000 shares are designated as Series 2000-C Convertible Preferred. At December 31, 2000, 4,400,000 shares of Series 2000-C Preferred Stock were outstanding. The Company redeemed all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001 for an aggregate of $115,500,000 in cash.

    At December 31, 2000, 400,000 Preferred Units were outstanding and classified as minority interest. On April 3, 2001, the Company redeemed all of the outstanding Preferred Units for an aggregate amount of $10,500,000 in cash.

7. SEGMENT INFORMATION

    During 2000, the Company sold its two remaining office buildings. As a result, at September 30, 2001, the Company only had one reportable segment: retail operating properties. For the nine months ended September 30, 2001, there was no tenant that accounted for 10% or more of the total revenue of the Company.

    At September 30, 2000, the Company had two reportable segments: retail operating properties and office/industrial properties. The Company focused its investments in retail shopping centers located in major metropolitan areas. The Company also owned interests in two office and industrial properties which it considered non-strategic and therefore did not allocate a material amount of Company resources to this segment. For the nine months ended September 30, 2000 there was no tenant of the Company that accounted for ten percent or more of the total revenues of the Company.

    The Company evaluated the performance of its assets within these segments based on the net operating income of the respective property. Net operating income was calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment for the three months and nine months ended September 30, 2000, was as follows (in thousands):

	Retail	Office	Total
Three Months Ended September 30, 2000
Rental Revenues	$29,630	$602	$30,232

Net Operating Income	$20,842	$582	$21,424

Nine Months Ended September 30, 2000
Rental Revenues	$87,257	$2,020	$89,277

Net Operating Income	$61,112	$1,949	$63,061

    The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the three months and nine months ended September 30, 2000 (in thousands):

	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000
REVENUES:
Total Rental Revenues for Reportable Segments	$30,232	$89,277
Fee Income	—	803
Interest Revenue	368	1,230

Total Consolidated Revenues	$30,600	$91,310

NET OPERATING INCOME:
Total Net Operating Income for Reportable Segments	$21,424	$63,061

ADDITIONS:
Interest and Other Revenue	368	1,230
Fee Income	—	803
Income from Unconsolidated Subsidiaries	33	99
Gain on Sales of Real Estate	832	1,226

Total Additions	1,233	3,358

DEDUCTIONS:
Interest Expense	11,310	32,019
General and Administrative Expenses	4,090	8,794
Litigation Expense	977	3,613
Restructuring Charge	2,144	2,144
Costs Associated with Unsolicited Proposal and Pursuit of Strategic Alternatives	3,320	4,642
Impairment Write-Off	32,330	32,330
Depreciation and Amortization	6,567	19,960
Minority Interest	(615)	1,386

Total Deductions	60,123	104,888
Net Income (Loss)	$(37,466)	$(38,469)

8. CONTINGENCIES

    As previously disclosed in the Company's Forms 10-Q for the fiscal quarters ended March 31, 2001 and June 30, 2001, in February 2001 the Company reached an agreement in principle providing for the settlement of the three actions filed in the Superior Court of the State of California, County of San Diego, and all claims that could have been asserted in those actions. On June 4, 2001, the Court preliminarily approved the settlement, and on September 28, 2001, the Court entered an order of final approval. Under the settlement with the plaintiffs, the Company has agreed to certain restrictions regarding the composition of its Board of Directors and disposal of its assets. The Company also made available for review by plaintiffs the proxy statement in connection with the 2000 Annual Meeting. The Company has paid $1.9 million in attorneys' fees to plaintiffs' counsel (of which insurers covered $1.75 million). In general, the settlement becomes effective after affirmance of the dismissal on appeal, if any, or the time for appeal expires.

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

    Also in April 2001, a lawsuit was filed in the Superior Court for the County of Orange, California by approximately ten tenants at the Company's Lake Arrowhead property. The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants' leases. The complaint alleges, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (CAM). The complaint is not specific as to the timing of the alleged violations nor against whom each allegation is made. In addition, the complaint does not specify the amount of monetary damages being sought. Although the Company believes that, in any event, many of the claims relate to actions taken by the prior owner of the property, it is difficult for the Company to assess the merits of the complaint due to its lack of specificity. The Company therefore filed a demurrer with the Court objecting to the lack of specificity. The Court agreed with the Company and ordered the plaintiffs to amend their complaint accordingly. The plaintiff subsequently amended the complaint sufficient to comply with the Court's order although nothing therein alters the Company's position as to the case. The Company continues to strongly dispute the substantive allegations raised in the complaint and is vigorously defending against the lawsuit.

    The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

9. RELATED PARTY TRANSACTIONS

    On April 9, 2001, in order to encourage Scott C. Verges to remain as Chief Executive Officer and President during the course of the Company's liquidation, the Company entered into a retention agreement (the "Retention Agreement") with Mr. Verges which modified the benefits to be provided to Mr. Verges pursuant to the terms of his severance agreement with the Company. Under the Retention Agreement, the Company agreed to loan to Mr. Verges, in three separate tranches, a total amount equal to the total severance payment to which Mr. Verges would have been entitled under the terms of his severance agreement. The loans will be forgiven if Mr. Verges remains employed by the Company until the "Termination Date," or if his employment is terminated for "good reason" or by reason of death or disability. For purposes of the Retention Agreement, the "Termination Date" occurs on the earliest to occur of (i) the conveyance of all the Company's assets and liabilities into a liquidating trust, (ii) the sale of all of the Company's real estate assets or all of the outstanding securities of the Company or (iii) January 15, 2002. The loans will also be forgiven if Mr. Verges is terminated by the Company other than for "cause" prior to the Termination Date. The loans, however, will be payable in full by Mr. Verges if Mr. Verges' employment is terminated prior to the Termination Date for cause or if Mr. Verges terminates his employment prior to the Termination Date other than for good reason. If the loans are forgiven, the Company will also pay to Mr. Verges an amount equal to the amount of the reimbursement for excise tax liabilities provided for under Mr. Verges' severance agreement and for an amount equal to the Company's cost of health, dental and life insurance and other welfare benefits for 36 months. Pursuant to the terms of the Retention Agreement, Mr. Verges has agreed, if and when requested by the Company, to act as liquidating trustee of any liquidating trust formed by the Company in connection with executing the Plan of Liquidation.

10. SUBSEQUENT EVENTS

    On October 12, 2001, the Company sold 2.9 acres of undeveloped land located in Pleasant Hill, California, for $2,200,000. Proceeds from the sale were used for working capital purposes. An additional increase of $104,000 was included in the adjustment to liquidation basis.

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

    The Plan of Liquidation contemplates the orderly sale of all of the Company's assets for cash or such other form of consideration as may be conveniently distributed to the Company's stockholders and the payment of (or provision for) the Company's liabilities and expenses, as well as the establishment of reserves to fund the Company's contingent liabilities. The Plan of Liquidation gives the Company's Board of Directors the power to sell any and all of the assets of the Company without further approval by the stockholders and provides that the final liquidating distribution, either directly to stockholders or to a liquidating trust, shall be made no later than December 15, 2002. The Company intends to conduct the sale of its remaining assets in an orderly manner, and is seeking offers for individual sales or portfolios of its remaining assets. The assets may be sold to one or more purchasers, in one or more transactions over a period of time, in which case the Company would continue to operate until all investments are sold or transferred to a liquidating trust as summarized below.

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

    From the adoption of the Plan of Liquidation by the Company's Board of Directors in August 2000 through September 30, 2001, the Company has sold 32 properties for aggregate proceeds of approximately $599,226,000, consisting of approximately $365,763,000 in cash and the assumption of approximately $233,463,000 of liabilities. The Company applied approximately $126,000,000 of the cash proceeds to redeem all of the Company's outstanding Preferred Equity, approximately $1,455,000 to redeem units of limited partnership interests, and approximately $200,504,000 to further reduce the Company's outstanding indebtedness. The remainder was used for capital improvements in development properties, litigation costs, severance and other liquidation costs, and to repay other obligations.

    The Company's unaudited consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 2000 and the notes included in the Company's annual report on Form 10-K should be read in conjunction with the following discussion.

    As a result of the adoption of the Plan of Liquidation and its approval by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000. Under the liquidation basis of accounting, assets are stated at their estimated aggregate net realizable value, and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuations of other assets and liabilities under the liquidation basis of accounting are based on management's estimates and assumptions as of September 30, 2001. Additionally, the Company suspended recording any further depreciation and amortization expenses.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    THE FOLLOWING PARAGRAPHS DESCRIBE THE MATERIAL CHANGES AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

    Net income available to common stockholders for the three months ended September 30, 2001 was $3,799,000 as compared to a net loss of $39,133,000 for the third quarter of 2000. The 2000 three-month period was favorably impacted by a net gain on sales of real estate of $832,000. The 2000 three month period was unfavorably impacted by litigation expenses of $977,000, costs of $3,320,000 associated with the Company's pursuit of its strategic alternatives, a restructuring charge of $2,144,000 for costs associated with the termination of the Company's joint venture with the State of California Public Employees' Retirement System ("CalPERS"), and an impairment write-off of $32,330,000 taken in connection with the Company's plan to liquidate. In addition, the Company has not recorded depreciation expense in 2001 subsequent to the adoption of the liquidation basis of accounting on December 15, 2000. In the 2000 three-month period, the Company recorded depreciation and amoritization expense of $6,567,000.

    Total revenues decreased $17,248,000 to $13,352,000 from $30,600,000 in the third quarter of 2000. Rental revenues decreased $18,029,000 to $12,203,000 from $30,232,000 in the third quarter of 2000. This decrease is primarily attributable to asset sales completed since June of 2000, partially offset by an increase in rental revenues from development and redevelopment properties being placed into service. Interest and other income increased $781,000 to $1,149,000 from $368,000 in the third quarter 2000, primarily as the result of the sale of historic tax credits on the Company's 1000 Van Ness property to an investor.

    Interest expense decreased $8,719,000 to $2,591,000 from $11,310,000 in the third quarter of 2000. This decrease is primarily attributable to a reduction in debt using proceeds from asset sales and a decrease in interest rates.

    Rental operating expenses decreased $4,288,000 to $4,520,000 from $8,808,000 in the third quarter of 2000. Reduced operating expenses resulting from asset sales were partially offset by an increase in expenses from portions of development and redevelopment properties being placed into service.

    Provision for bad debt increased $474,000 to $851,000 from $377,000 in the third quarter of 2000. This increase is partially attributable to increasing tenant financial problems resulting from a weakening retail economy.

    General and administrative expenses decreased $2,293,000 to $1,420,000 from $3,713,000 in the third quarter of 2000. This decrease is primarily attributable to the implementation of the Plan of Liquidation.

    Depreciation and amortization expenses decreased $6,567,000. Subsequent to the adoption of the liquidation basis of accounting on December 15, 2000, the Company no longer records depreciation and amortization expense.

    Income allocated to minority interest decreased $786,000 to $(171,000) from $615,000 in the third quarter of 2000. This decrease is primarily attributable to the company having income for the three months ended September 30, 2001 as compared to a loss for the three months ended September 30, 2000.

    Distributions paid to Preferred Stockholders decreased to $0 from $1,667,000 in the third quarter of 2000. This decrease is attributable to the redemption of all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001.

    THE FOLLOWING PARAGRAPHS DESCRIBE THE MATERIAL CHANGES AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

    Net income available to common stockholders for the nine months ended September 30, 2001 was $10,450,000 as compared to a net loss of $42,936,000 for the nine months ended September 30, 2000. The 2000 nine-month period was favorably impacted by a net gain on sales of real estate of $1,226,000. The 2000 nine-month period was unfavorably impacted by litigation expenses of $3,613,000, costs of $4,642,000 associated with the Company's pursuit of its strategic alternatives, a restructuring charge of $2,144,000 for costs associated with the termination of the Company's joint venture with CalPERS, and an impairment write-off of $32,330,000 taken in connection with the Company's plan to liquidate. In addition, the Company has not recorded depreciation expense in 2001 subsequent to the adoption of the liquidation basis of accounting on December 15, 2000. In the 2000 nine-month period, the Company recorded depreciation and amortization expense of $19,960,000.

    Total revenues decreased $38,982,000. Rental revenues decreased $38,526,000 to $50,751,000 from $89,277,000 in the nine months ended September 30, 2000. Rental revenues decreased $38,526,000 primarily as a result of asset sales completed since September 2000, partially offset by an increase in rental revenues from development and redevelopment properties being placed into service. Management fee income decreased $803,000 as a result of the termination of the Company's former joint venture with CalPERS. Interest and other income increased $347,000 primarily as the result of the sale of historic tax credits on the Company's 1000 Van Ness property to an investor.

    Interest expense decreased $18,397,000 to $13,622,000 from $32,019,000 in the nine months ended September 30, 2000. This decrease is primarily attributable to a reduction in debt using proceeds from asset sales, and a decrease in interest rates.

    Rental operating expenses decreased $8,382,000 to $17,834,000 from $26,216,000 in the nine months ended September 30, 2000. Reduced operating expenses resulting from asset sales were partially offset by an increase in expenses from portions of development and redevelopment properties being placed into service.

    Provision for bad debt increased $1,312,000 to $2,097,000 from $785,000 in the nine months ended September 30, 2000. This increase is primarily attributable to increasing tenant financial problems resulting from a weakening retail economy.

    General and administrative expenses decreased $2,702,000 to $5,307,000 from $8,009,000 in the nine months ended September 30, 2000. This decrease is primarily attributable the reduction of expenses as the Company implements the Plan of Liquidation.

    Depreciation and amortization expenses decreased $19,960,000. Subsequent to the adoption of the liquidation basis of accounting on December 15, 2000, the Company no longer records depreciation and amortization expense.

    Income allocated to minority interest decreased $617,000 to $769,000 from $1,386,000 in the nine months ended September 30, 2000. This decrease is primarily attributable to the exchange of 1,600,000 Preferred Units for the same number of Series 2000-C Preferred Stock in August 2000, and the subsequent redemption of the remaining 400,000 Preferred Units on April 3, 2001.

    Distributions paid to preferred stockholders decreased $2,218,000 to $2,249,000 from $4,467,000 in the nine months ended September 30, 2000. This decrease is attributable to the redemption of all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001.

ADJUSTMENT TO THE LIQUIDATION BASIS OF ACCOUNTING

    Prior to the adoption of liquidation basis of accounting, real estate was stated at cost or, in the case of real estate which management believes was impaired, at the lower fair value of such properties.

    The valuation of real estate held for sale as of September 30, 2001 is based on current contracts, estimates as determined by independent appraisals or other indications of sales value. As a result, this valuation is only an estimate and the actual aggregate amount realized by the Company upon the sale of its assets may be materially different from this estimate. Factors that may cause such a variation include, among other factors, general economic conditions in the Company's markets, including continued economic effects resulting from the September 11, 2001 terrorist incidents, tenant financial difficulties, as well as the possibility that assets currently under contract may not be sold on the terms currently provided in those contracts or at all. This valuation is net of (i) estimated selling costs and (ii) anticipated capital expenditures of approximately $10,804,000 during the remaining liquidation period.

    The net adjustment at December 16, 2000, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, amounted to a negative adjustment of $85,228,000, which is included in the December 31, 2000 Consolidated Statement of Changes in Net Assets (liquidation basis). Further increases (decreases) were included in the September 30, 2001 Consolidated Statement of Changes in Net Assets (liquidation basis) as follows:

Nine Months Ended September 30, 2001
Increase to reflect estimated net realizable values of certain real estate properties	$60,000
Recognition of deferred gain upon sale of certain properties	5,655,000
Decrease to reflect estimated net realizable value of real estate	(15,369,000)
Decrease to reflect net realizable value of Investments in Unconsolidated Subsidiaries	(593,000)
Reserve for estimated costs during the period of liquidation	(285,000)
Effect of minority interest on adjustment to liquidation basis	568,000

Adjustment to reflect the change to liquidation basis of accounting	$(9,964,000)

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

    The following table reflects the composition of the Company's Reserve for Estimated Costs During the Period of Liquidation as of December 31, 2000, subsequent payments and adjustments, and the balance at September 30, 2001:

	December 31, 2000	Payments	Adjustments	Balance at September 30, 2001
Severance	$9,541,000	$(3,660,000)	$481,000	$6,362,000
Tax Liability Protection for Operating Partnership Unitholders	3,000,000	(275,000)	(2,100,000)	625,000
Appraiser Costs, Liquidator Fees, Trustee and Advisor Fees	2,525,000	(1,623,000)	613,000	1,515,000
Professional Fees	1,190,000	(1,864,000)	1,291,000	617,000
Office Expenses	660,000	(356,000)	—	304,000
Other	2,200,000	(1,500,000)	—	700,000

Total	$19,116,000	$(9,278,000)	$285,000	$10,123,000

NET ASSETS IN LIQUIDATION

    Net Assets in Liquidation at September 30, 2001 of $174,699,000 or $5.38 per share does not include the Deferred Gain on Real Estate Assets of $11,437,000 or $0.35 per share as the recognition of these amounts have been deferred until their sales. Additionally, Net Assets in Liquidation at September 30, 2001 does not include future net operating income or loss during the period of liquidation. The valuation of Net Assets in Liquidation is based on estimates as of September 30, 2001 and the actual values realized for assets and required for the settlement of liabilities may differ materially from the amounts estimated.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

    Total debt outstanding (exclusive of approximately $14,169,000 of outstanding debt in unconsolidated subsidiaries) on September 30, 2001 and the related weighted average interest rate were $129,955,000 and 7.92%, respectively, compared to $400,504,000 and 7.88% on December 31, 2000.

    At September 30, 2001, the Company had borrowing capacity under the GE Facility in the amount of $43,703,000 secured by various mortgages. At September 30, 2001, borrowings of approximately $23,703,000 were outstanding. Borrowings under the GE Facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.50% per annum. The GE Facility is scheduled to mature in December 2001, and is subject to various loan covenants. The Company intends to either refinance the GE Facility at maturity, or repay the Facility in full with proceeds from asset sales.

    At September 30, 2001, the Company had approximately $14,980,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. Borrowings under this loan bear interest at LIBOR plus 3% per annum, and it matured in June 2001. In July 2001, the Company and the lender modified the agreement by extending the maturity date to December 2001. Under the terms of the modification agreement, the Company made a principal reduction to the loan of $3,781,000 in July 2001. Prior to the December 2001 maturity, the Company intends to either refinance this loan or repay it with proceeds from the sale of the property securing the loan.

    At September 30, 2001, the Company's capitalization consisted of approximately $129,955,000 of debt, and approximately $167,674,000 of market equity (market equity is defined as (a) the sum of (i) outstanding shares of common stock of the Company and (ii) outstanding Common Units of the Operating Partnership that are held by partners of the Operating Partnership other than the Company, multiplied by (b) the last reported sale price of a share of common stock on the New York Stock Exchange at September 30, 2001 of $4.99), resulting in total debt plus equity capitalization of $297,629,000 and a ratio of debt to total capitalization of 0.44 to 1.0 compared to the ratio of 0.77 to 1.0 at December 31, 2000. At September 30, 2001, the Company's total debt consisted of approximately $91,272,000 of fixed rate debt and approximately $38,683,000 of variable rate debt.

ITEM 3—QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

    At September 30, 2001, the Company is exposed to interest rate changes primarily as a result of the GE facility and one variable rate construction loans. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and financing requirements. The Company does not enter into derivative or interest rate transactions for speculative purposes.

    As a result, the Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates. The Company had approximately $38,683,000 in variable rate debt outstanding at September 30, 2001. Based on these quarter-end debt levels, a hypothetical 1% increase in interest rates would increase the Company's interest expense by approximately $387,000 on an annual basis, and likewise decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, or at all. Consequently, future results may differ materially from the estimated changes discussed above.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

    As previously disclosed in the Company's Forms 10-Q for the fiscal quarters ended March 31, 2001 and June 30, 2001, in February 2001 the Company reached an agreement in principle providing for the settlement of the three actions filed in the Superior Court of the State of California, County of San Diego, and all claims that could have been asserted in those actions. On June 4, 2001, the Court preliminarily approved the settlement, and on September 28, 2001, the Court entered an order of final approval. Under the settlement with the plaintiffs, the Company has agreed to certain restrictions regarding the composition of its Board of Directors and disposal of its assets. The Company also made available for review by plaintiffs the proxy statement in connection with the 2000 Annual Meeting. The Company has paid $1.9 million in attorneys' fees to plaintiffs' counsel (of which insurers covered $1.75 million). In general, the settlement becomes effective after affirmance of the dismissal on appeal, if any, or the time for appeal expires.

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

    Also in April 2001, a lawsuit was filed in the Superior Court for the County of Orange, California by approximately ten tenants at the Company's Lake Arrowhead property. The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants' leases. The complaint alleges, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (CAM). The complaint is not specific as to the timing of the alleged violations nor against whom each allegation is made. In addition, the complaint does not specify the amount of monetary damages being sought. Although the Company believes that, in any event, many of the claims relate to actions taken by the prior owner of the property, it is difficult for the Company to assess the merits of the complaint due to its lack of specificity. The Company therefore filed a demurrer with the Court objecting to the lack of specificity. The Court agreed with the Company and ordered the plaintiffs to amend their complaint accordingly. The plaintiff subsequently amended the complaint sufficient to comply with the Court's order although nothing therein alters the Company's position as to the case. The Company continues to strongly dispute the substantive allegations raised in the complaint and is vigorously defending against the lawsuit.

    The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

ITEM 2. CHANGES IN SECURITIES:

    On September 21, 2001, the Company issued 122,944 shares of common stock in exchange for 122,944 common units of limited partnership interest held by a limited partner of the Operating Partnership. The Company is the general partner of the Operating Partnership. The shares of common stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities

Act of 1933, as amended. The Company is relying on the exemption based upon factual representations received from the limited partner who received these shares.

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
10.1	Agreement for Purchase and Sale dated August 29, 2001 by and between the Company and Pacific Retail.

(b)
Reports on Form 8-K. The following report on Form 8-K was filed during the quarter for which this report is filed:

    Form 8-K filed on August 30, 2001 announcing the agreement to sell 18 properties to Pacific Retail pursuant to an Agreement for Purchase and Sale dated August 29, 2001 by and between the Company and Pacific Retail.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURNHAM PACIFIC PROPERTIES, INC.

Date: November 14, 2001	By:	/s/ DANIEL B. PLATT Daniel B. Platt, Chief Financial Officer

QuickLinks

PART 1 FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis) >
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