Form 10-K405
period 2001-12-31
BURNHAM PACIFIC PROPERTIES INC
filed 2002-04-01
CIK 805730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/*/    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission file number 1-9524
BURNHAM PACIFIC PROPERTIES, INC. (Exact name of Registrant as specified in its Charter)
Maryland (State or other jurisdiction of incorporation or organization)	33-0204162 (IRS Employer Identification No.)
110 West A Street, Suite 900, San Diego, California (Address of principal executive offices)	92101 (Zip Code)
(619) 652-4700 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common stock, $.01 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        At March 26, 2002 the aggregate market value of the Registrant's shares of common stock, $.01 par value, held by non-affiliates of the Registrant was $54,538,701.

        There were 32,854,639 shares of common stock outstanding at March 26, 2002.

FORWARD-LOOKING STATEMENTS AND CERTAIN RISK FACTORS

        Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements relating to the implementation of our Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation"), and the progress of asset sales thereunder, the formation of a liquidating trust, future capital expenditures, liquidity, financing sources and availability, and the effects of environmental and other regulations. You can identify forward-looking statements by our use of the words "anticipate," "assume," "believe," "estimate," "expect," "intend," "may," "project," "will" and other similar expressions. Readers should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of Burnham Pacific Properties, Inc. (the "Company") and could materially affect the Company's actual results, performance or achievements. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risk factors.

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

        In selling our assets, we may be unable to negotiate agreements that provide for the buyers to assume all of the known and unknown liabilities relating to the assets, including, without limitation, environmental and structural liabilities. In addition, if we agree to indemnify the buyers for such liabilities, we may be unable to limit the scope or duration of such indemnification obligations to desirable levels or time periods. As a result, we have from time to time determined, and we may in the future determine, that it is necessary or appropriate to reserve cash amounts or obtain insurance in order to attempt to cover the liabilities not assumed by the buyers and to cover potential indemnifiable losses. There can be no assurance that such reserves and insurance will be sufficient to satisfy all liabilities and indemnification obligations arising after the sale of our assets, and any such insufficiencies may have a material adverse effect on the amounts and timing of the liquidating distributions made to our stockholders.

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

        The Company currently expects that not later than the end of the second quarter of 2002 the Company will transfer and assign to a liquidating trust as designated by the Board of Directors all of its then remaining assets (which may include direct or indirect interests in real property) and liabilities, although there can be no assurance in this regard. After such a transfer to a liquidating trust, all stock certificates that represent outstanding shares of our common stock will be automatically deemed to evidence ownership of beneficial interests in the liquidating trust. Beneficial interests in the liquidating trust will be non-certificated and non-transferable, except by will, intestate succession or operation of law. As a result, the beneficial interests in the liquidating trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association. In anticipation of such a transfer and the resulting illiquidity of the beneficial interests, some of our stockholders may desire to sell their shares of common stock. If the number of shares of our common stock for which sell orders are placed is high relative to the demand for such shares, there could be a material adverse effect on the price of the Company's common stock. For a discussion concerning the formation of a liquidating trust, see "Part I—Item 1.—Business—Adoption and Implementation of Plan of Liquidation."

We may encounter increased difficulty in collecting the accounts receivable associated with the properties that we sell.

        When we sell our properties, we generally retain the associated accounts receivable because the purchasers of real estate are not willing to assume the risk of collection. Our ability to collect the accounts receivable depends significantly on our collection efforts and the debtor's financial ability to pay. Because the Company has no direct relationship or significant leverage with the debtors after these sales, it becomes increasingly difficult to collect the amounts owed. While we make every effort to collect all of our receivables, it is necessary for us to establish reasonable reserves for portions of the accounts receivable that we believe may not be collected. There can be no assurance, however, that the amount of uncollected accounts receivable will not exceed our reserves.

Our ability to generate revenues and make liquidating distributions to our stockholders is affected by the risks inherent in owning real property investments.

        The amounts realized upon the sales of assets will depend, in part, on the revenues and net income expected to be derived from such assets. Real property investments are subject to different types and degrees of risk that may reduce our ability to generate revenues and the value of our assets. The factors that may reduce our revenues, the value of our assets and, therefore, the cash available for liquidating distributions to stockholders include, but are not limited to, the following:

  •
  local conditions, such as an oversupply of space or a reduction in demand for real estate in an area;

  •
  competition from other available space;

  •
  the ability to provide adequate maintenance;

  •
  insurance and variable operating costs;

  •
  government regulations;

  •
  changes in interest rate levels;

  •
  the availability of financing;

  •
  potential liability due to changes in environmental and other laws;

  •
  changes in the general economic climate or conditions, including any economic effects resulting from the September 11, 2001 terrorist incidents or future terrorist incidents; and

  •
  potential effects of e-commerce.

We could have financial difficulties as a result of a downturn or other trends in the retail segment of the real estate industry.

        We currently own interests only in retail shopping centers. If there is a downturn in the retail industry or our tenants are otherwise harmed by trends in the retail industry, our ability to sell our properties and make liquidating distributions to our stockholders may be materially adversely affected.

        Our performance is linked to economic conditions in the market for retail space generally. The market for retail space has been and could in the future be harmed by:

  •
  the volatile nature of the retail business;

  •
  ongoing consolidation among retailing companies;

  •
  over-expansion of retail chains in a general market area resulting in competition among a tenant's own stores;

  •
  weak financial condition of large major retailers;

  •
  an excess amount of retail space in some markets;

  •
  increasing consumer purchases through catalogues or over the internet; and

  •
  changes in consumer preferences.

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

We may be unable to obtain all of the consents and approvals necessary to transfer our assets.

        In general, an agreement relating to the purchase and sale of real estate provides that the consummation of such sale is subject to the satisfaction of certain conditions, including consents and approvals of certain specified third parties. For example, as of March 26, 2002, the Company has an aggregate of $36,449,000 of outstanding mortgage indebtedness secured by the Company's interests in three properties. In order to sell these three properties, or contribute one or more of them to a liquidating trust, it may be a condition precedent that the lenders', or other third parties', consents be obtained. However, the consents of the lenders, and the consents and approvals of other third parties may be withheld. The failure of the Company to obtain all consents and approvals that are necessary to transfer its assets, including any consents or approvals that may be required to contribute the Company's assets to a liquidating trust, may have a material adverse effect on the amounts and timing of liquidating distributions to our stockholders.

The liquidation of our assets and the expected transfer of assets to a liquidating trust may result in the expedited filing of lawsuits against the Company.

        Because the Company is continuing to liquidate its assets and because it currently expects that not later than the end of the second quarter of 2002 any then remaining assets and liabilities will be transferred to a liquidating trust, it may be more likely that third parties will decide to file lawsuits against the Company and that they will expedite the filing of such lawsuits. There can be no assurance that the costs related to the defense against and the outcome of any such lawsuits will not have a material adverse effect on the amounts and timing of the liquidating distributions made to our stockholders.

Terms of sales of assets are not subject to stockholder approval and may not be satisfactory to all stockholders.

        Our Board of Directors has the authority to sell any or all of the Company's assets on such terms as the Board of Directors determines are appropriate. The Company's stockholders will have no opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales. As a result, the terms of sales of assets may not be satisfactory to all stockholders.

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

We could have financial difficulties as a result of economic problems in California.

        All of our properties are located in the State of California, primarily in the greater Los Angeles and San Francisco Bay areas. As a result, economic problems in California would harm us more than if our properties were located in more diverse locations. The performance of the economy in each locality affects occupancy, market rental rates and expenses and could lower our revenues and the underlying values of our properties. Moreover, the financial conditions of major local employers may have an impact on our revenues and the value of some of our properties. If there is weakness in the California economy in general or in any of our local markets, in particular, our results of operations and our attempts to sell the properties could be adversely affected and we could be unable to make liquidating distributions to our stockholders in amounts and at times currently anticipated. In that regard, we have properties in areas that have been in the recent past and could be in the future harmed by the following:

  •
  adverse conditions in the high technology industries; and

  •
  natural disasters, including earthquakes and floods. See "Risk Factors—Our insurance coverage is limited and may not cover the losses that we may suffer."

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

        We depend on the experience and efforts of our management team, particularly executive officers Scott C. Verges, our President and Chief Executive Officer, Daniel B. Platt, our Executive Vice President and Chief Financial Officer, Michael L. Rubin, our Senior Vice President, Chief Operating Officer and Secretary, and Marc T. Artino, our Senior Vice President-Finance and Treasurer. These executives have significant experience in the real estate industry generally and with respect to the Company's assets and operating history in particular. The loss of any of their services could harm our operations and the execution of the Plan of Liquidation. It is anticipated that one or more of these executives will continue to serve either as a co-trustee or under contract with the trustees under a liquidating trust, if established, but there can be no assurance in this regard.

We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

        Because we own, operate and supervise the management of real estate, for liability purposes we may be considered under the law to be an owner or operator of those properties or as having arranged for the disposal or treatment of hazardous or toxic substances. As a result, we could have to pay removal or remediation costs. Federal, state and local laws often impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of those substances, or the failure to properly remediate them, may impair the owner's or operator's ability to sell or rent the property or to borrow using the property as collateral. A person who arranges for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating the substances at a disposal or treatment facility, whether or not that person owns or operates the facility. Thus, we might have to pay other costs, including governmental fines and costs related to personal injuries and property damage, resulting from the environmental condition of our properties, regardless of whether we actually had knowledge of or contributed to those conditions. Furthermore, environmental laws impose liability for the release of asbestos-containing materials into the air. If we were ever held responsible for releasing asbestos-containing materials, third parties could seek recovery from us for personal injuries.

We could incur unanticipated expenses if we fail to qualify as a REIT.

        The Company has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code. We believe that since 1987 we have satisfied the REIT qualification requirements. However, the IRS could challenge our REIT qualification for taxable years still subject to audit. Moreover, we may fail to qualify as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. For example, in order to qualify as a REIT, we must derive at least 95% of our gross income in any year from qualifying sources, and we must distribute annually to stockholders 90% of our REIT taxable income, excluding net capital gains. In addition, REIT qualification involves the determination of factual matters and circumstances not entirely within our control.

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

        We have comprehensive general liability coverage and umbrella liability coverage on all of our properties. We believe that our properties are adequately insured against liability claims and the cost of defending those claims. Our coverage is subject to deductibles and to the limitations described below regarding insurance for losses caused by earthquakes or floods. Similarly, we believe that our properties are adequately insured on a replacement cost basis, subject to deductibles, against direct physical damage for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Some types of extraordinary losses, however, either are not insurable or are not economically insurable. Should any uninsured loss occur, we could lose our investment in, and anticipated revenues from, a property. An uninsured loss could harm our business and operations and our ability to make distributions to our stockholders. We also currently insure our properties for loss caused by earthquakes in the aggregate amount of $50 million, subject to deductibles, and one of our properties for loss caused by flood. Because of the high cost of this type of insurance coverage and the wide fluctuations in price and availability, we believe that the risk of loss due to earthquakes and floods does not justify the cost to increase this coverage under current market conditions. However, we could suffer material harm if an earthquake, flood or other natural disaster occurs.

Termination of the Plan of Liquidation may not result in higher value for the stockholders.

        The Board of Directors may terminate the Plan of Liquidation for any reason. In the unlikely event the Plan of Liquidation is terminated by the Board of Directors, whether due to unstable or unfavorable real estate or financial market conditions, or for any other reason, certain operating costs and risks will increase. This could result in the Company's common stock trading at a greater discount to the underlying value of its real estate assets.

Provisions of our organizational documents may discourage acquisition proposals.

        Charter and Bylaws.    Provisions contained in our charter and bylaws may discourage third parties from making a proposal to acquire us, even if some of our stockholders consider the proposal to be in their best interests. These provisions include the following:

  •
  Our bylaws provide that a special meeting of stockholders may be called by stockholders only when called by stockholders who hold shares representing a majority of votes entitled to be cast at the meeting. This provision could make it difficult for a stockholder to call a meeting for the purpose of approving a change of control without the support of the Board of Directors.

  •
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

  •
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

PART I

ITEM 1. BUSINESS

General

        The Company is a real estate operating company which has historically acquired, rehabilitated, developed and managed retail properties nationwide. The Company began operations through a predecessor in 1963 and became a REIT in 1987. As of March 28, 2002, the Company owned seven properties.

        The Company's properties are neighborhood and community shopping centers located in metropolitan areas of California. The Company historically focused its investments on shopping centers in mature trade areas with a limited supply of vacant land and with established consumer shopping patterns.

        The Company owns its properties and conducts substantially all of its business through the Operating Partnership, of which the Company is the sole general partner and, as the holder of the majority of the common limited partnership units, the owner of a substantial majority of the economic interests. Other limited partners of the Operating Partnership are persons who have contributed interests in properties to the Operating Partnership in exchange for units of limited partnership interest of the Operating Partnership. The Operating Partnership is the paymaster and employer of all Company employees. At December 31, 2001, the Operating Partnership had 16 employees.

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

        The Plan of Liquidation contemplates the orderly sale of all of the Company's assets for cash or such other form of consideration as may be conveniently distributed to the Company's stockholders and the payment of (or provision for) the Company's liabilities and expenses, as well as the establishment of reserves to fund the Company's contingent liabilities. The Plan of Liquidation gives the Company's Board of Directors the power to sell any or all of the assets of the Company without further approval by the stockholders and provides that the final liquidating distribution, either directly to stockholders or to a liquidating trust, shall be made no later than December 15, 2002. The Company intends to conduct the sale of its remaining assets in an orderly manner, and is seeking offers for individual sales or portfolios of its remaining assets. The assets may be sold to one or more purchasers, in one or more transactions over a period of time, in which case the Company would continue to operate until all investments are sold or transferred to a liquidating trust as discussed below.

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

        The Company currently expects that not later than the end of the second quarter of 2002 any then remaining assets (which may include direct or indirect interests in real property) and liabilities will be transferred to a liquidating trust, although there can be no assurance in this regard. At that time, certificates representing outstanding shares of our common stock will be automatically deemed to evidence ownership of beneficial interests in the liquidating trust. Beneficial interests in the liquidating trust will be non-certificated and non-transferable, except by will, intestate succession or operation of law. As a result, the beneficial interests in the liquidating trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association.

        Prior to transferring the Company's remaining assets and liabilities to a liquidating trust, the Company will make a public announcement indicating, among other things, the date on which such transfer is expected to occur, the identity (if known at such time) of one or more trustees that will oversee the sale of any remaining real property and the distribution of the remaining cash and net proceeds, and a summary of the rights of holders of beneficial interests in the liquidating trust. The Company expects that such notice will precede any transfer to a liquidating trust by approximately sixty (60) days.

        The timing of any liquidating distributions of net cash proceeds or other consideration will be affected by, among other things, the timing of sales of assets, the repayment of outstanding indebtedness, income tax considerations and the establishment of appropriate reserves to cover liabilities. Accordingly, no assurances can be given as to the timing of such distributions, which have been, and may continue to be, made over a substantial period of time. However, in accordance with the Plan of Liquidation, the final liquidating distribution, either directly to the stockholders or to a liquidating trust, will be made no later than December 15, 2002.

        The dissolution of the Company will occur after all remaining assets (which may include direct or indirect interests in real property) and liabilities are transferred either directly to the stockholders or to a liquidating trust. In the event of transfer to a liquidating trust, the liquidation will be completed for tax purposes, although distribution of the remaining cash and net proceeds from future asset sales would be expected to occur subsequent to the establishment of the liquidating trust. Although it is expected that the Company will continue to qualify as a REIT for the period prior to the distribution of the Company's remaining assets to its stockholders (including the transfer of remaining assets to a liquidating trust), no assurance can be given that the Company will not lose or terminate its status as a REIT.

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

        Since the adoption of the Plan of Liquidation by the Company's Board of Directors in August 2000 through March 26, 2002, the Company has disposed of 52 properties and two parcels of undeveloped land for aggregate proceeds of approximately $843,416,000, consisting of approximately $508,557,000 in cash, 2,512,778 shares of common stock of Developers Diversified Realty Corporation ("DDR") valued at $20.21 per share (the value of a share of DDR common stock as of the close of business on the closing date of the sale by the Company of two properties to DDR), and the assumption of approximately $284,076,000 of liabilities. The Company applied approximately $126,000,000 of the cash proceeds to redeem all of the Company's outstanding preferred equity, approximately $2,578,000 to redeem units of limited partnership interests in conjunction with the sale of certain assets, and approximately $243,255,000 to further reduce the Company's outstanding indebtedness. The Company has also made liquidating distributions to its common stockholders and the holders of common units of limited partnership interests in its subsidiaries of approximately $73,591,000 in cash ($2.20 per share and common unit) and has distributed all of the shares of DDR common stock at a ratio of 0.07525 of a share of DDR common stock for each share of the Company's common stock and each common unit. The remainder of the net proceeds (excluding current cash reserves) was used for capital improvements in development projects, tenant improvements and leasing commissions, litigation costs, severance and other liquidation costs, and the repayment other obligations. The aggregate amount of liquidating distributions made to date, using the value of the DDR common stock of $20.21 per share, is $3.72 per share and common unit.

2002 Annual Meeting

        Because the Company currently expects that the then remaining assets and liabilities of the Company will be transferred to a liquidating trust not later than the end of the second quarter of 2002, on March 28, 2002 the Company's Board of Directors amended the Company's Bylaws to change the scheduled date for the Company's 2002 Annual Meeting of Stockholders from the last Wednesday in May to the last Wednesday of October. Upon transferring the Company's remaining assets and liabilities to a liquidating trust, one or more trustees will be appointed to oversee the final distribution of the remaining cash and net proceeds from the remaining asset sales, and the Board of Directors will no longer manage the business and affairs of the Company. Because the election of directors is the only matter which the Company currently foresees being presented at a 2002 Annual Meeting, the Board of Directors determined that delaying the 2002 Annual Meeting was in the best interests of the Company and its stockholders in order to preserve corporate assets by not incurring the costs associated with such an annual meeting. While the Company does not expect to hold a 2002 Annual Meeting, if the Company has not transferred its remaining assets to a liquidating trust by the end of the second quarter of 2002, the Company will reevaluate its decision and, if and when appropriate, announce its intentions with respect to a 2002 Annual Meeting.

Retail Properties

        As of December 31, 2001, the Company owned, either directly or through its interest in joint ventures, 18 operating retail properties comprising approximately 2.2 million square feet of Company-owned gross leasable area ("GLA"). These properties were located primarily in California, including 11 in the Los Angeles region and three in the San Francisco/Sacramento region. In addition to the California properties, the Company had one property in Oregon, two in Washington, and one in Utah.

        These properties consisted of primarily market/drug centers and ranged in size from approximately 29,000 to approximately 194,000 square feet of Company-owned GLA. The properties are designed to attract local and regional area customers and are typically anchored by one or more nationally or regionally known retailers. Depending on the market focus of a specific property, major retailers at a property may include supermarkets, drug stores, value-oriented discount stores, multi-screen theater complexes, shops or well-known specialty retailers.

        The Company (primarily through the Operating Partnership and subsidiaries) owned 14 of these properties in fee and held four of them under long-term ground leases with expiration dates ranging from 2005 to 2089. The Company leases these properties under approximately 417 leases, and overall occupancy at December 31, 2001 was approximately 90.4%. No individual property or single tenant accounted for as much as 10% of the Company's revenues in 2001.

Office/Industrial Properties

        The Company had disposed of all of its office/industrial properties prior to December 31, 2000. A description of the Company's reportable segments and other related information is set forth in Note 17 to the Consolidated Financial Statements.

Acquisitions

        During 2001, the Company did not acquire any properties.

Development and Redevelopment

        During 2001, the Company completed the development of Hilltop Plaza Shopping Center, a promotional anchored shopping center located in Richmond, California.

Dispositions

        During 2001, the Company disposed of 35 shopping centers and a parcel of undeveloped land. In February 2001, the Company sold the Puget Park and Cameron Park shopping centers for aggregate sales proceeds of approximately $18,953,000. In March 2001, the Company sold the Richmond shopping center for sales proceeds of approximately $10,381,000. In April 2001, the Company sold a portfolio of 19 shopping centers for aggregate sales proceeds of approximately $288,501,000. This portfolio included the 580 Marketplace, Arcade Square, Buena Vista, Centerwood, Creekside, Discovery Plaza, Gateway Plaza, Hallmark Town Center, Menifee Town Center, Prospector's Plaza, Ralphs Center, San Marcos Plaza, Shasta Crossroads, Silver Creek Plaza, Southampton, Stoney Point Plaza, Summerhills Plaza, Sunset Center and Westminster shopping centers. Also in April 2001, the Company sold the Pleasant Hill shopping center for sales proceeds of approximately $62,416,000. In May 2001, the Company sold the Design Market shopping center for sales proceeds of approximately $14,300,000. In August 2001, the Company sold the Olympiad Plaza shopping center for sales proceeds of approximately $11,763,000. In September 2001, the Company sold the Keizer Creekside shopping center for sales proceeds of approximately $5,898,000. In October 2001, the Company sold 2.9 acres of undeveloped land located in Pleasant Hill, California, for sales proceeds of approximately $2,200,000. In December 2001, the Company sold a portfolio of eight shopping centers for aggregate sales proceeds of approximately $91,797,000. This portfolio included Greentree Plaza, Silver Plaza, Mission Plaza, Plaza de Monterey, Farmington Village, Park Manor, Cruces Norte, and the Fremont Hub shopping centers. Also, in December 2001, the Company sold its 25% interest in Ladera shopping center for sales proceeds of approximately $2,168,000.

        Subsequent to December 31, 2001, the Company disposed of 11 additional properties and a parcel of undeveloped land. In January 2002, the Company sold four shopping centers for aggregate sales proceeds of approximately $24,794,000. This portfolio included Ontario Village, Village East and Fairwood Square shopping centers and a leasehold interest in the James Village shopping center. Also in January 2002, the Company transferred the Mountaingate Plaza shopping center to its lender in full satisfaction of the Company's mortgage obligation. In February 2002, the Company sold the Lake Arrowhead Village shopping center for a net purchase price of approximately $19,100,000 (see "Part III—Item 13. Certain Relationships and Related Transactions—Lake Arrowhead Village"), and a portfolio of two properties comprised of 1000 Van Ness and Hilltop Plaza for aggregate sales proceeds of approximately $15,100,000 in cash and 2,512,778 shares of DDR common stock. Also in February 2002, the Company sold a parcel of undeveloped land in La Mesa, California, for sales proceeds of approximately $55,000. In March 2002, the Company sold the Santa Fe Springs shopping center for sales proceeds of approximately $19,665,000, its leasehold interest in the Brickyard Plaza shopping center for sales proceeds of approximately $750,000, and its 25% interest in the Margarita Plaza shopping center for sales proceeds of approximately $1,886,000.

Properties

        The following table sets forth the operating properties owned or partially owned by the Company at December 31, 2001, and it notes which of those properties (i) were disposed of subsequent to December 31, 2001 and (ii) are currently subject to a purchase agreement:

Property	Year Acquired	Percent Owned	Company-Owned GLA (square feet)	Total Occupancy	Principal Tenants (Lease Expiration Date)
Los Angeles Region
Mountaingate Plaza(1) Simi Valley, CA	1997	100%	282,163	64.3%	Michael's (8/31/05) TJ Maxx (11/30/02) Bally's Fitness (6/28/08) RiteAid (5/31/04) Big 5 Sporting Goods (1/31/05)
Lake Arrowhead Village(1) Lake Arrowhead, CA	1998	100%	228,975	86.1%	Stater Brothers (9/30/10) Bass Shoes (4/30/05) McDonald's (8/21/06) Bank of America (3/31/05)
Simi Valley Plaza(3) Simi Valley, CA	1997	100%	221,398	94.4%	Home Base (01/31/11)(2) Edwards Theaters (12/31/03)(2)
Margarita Plaza(1) Huntington Park, CA	1997	25%	76,744	85.7%	Food 4 Less (4/30/10) Radio Shack (1/31/06)
Santa Fe Springs(1) Santa Fe Springs, CA	1997	100%	164,703	99.3%	Ralphs (9/30/07) Bank of America (8/31/04) Blockbuster Video (12/31/04)
Bell Gardens Marketplace(3) Bell Gardens, CA	1997	100%	159,831	99.1%	Food-4-Less (8/01/15) RiteAid (5/31/10) Big 5 Sporting Goods (1/31/11)
Crenshaw-Imperial Inglewood, CA	1997	100%	158,378	95.3%	Ralphs (4/30/06) RiteAid (5/31/09) Kragen Auto (1/31/04) Hollywood Video (1/12/10)
Ontario Village(1) Ontario, CA	1997	99%	39,954	95.3%	Men's Fashion (5/31/02) Payless Shoes (3/31/04)
Central Shopping Center Ventura, CA	1997	100%	62,314	80.7%	Ralphs (8/31/02)
Palms To Pines Palm Desert, CA	1998	100%	43,011	70.2%	Blue Coyote Grill (12/31/06) McDonald's (7/23/06)
West Lancaster Plaza(3) Lancaster, CA	1997	99%	29,318	93.7%	Blockbuster Video (6/30/03) The Trailblazer's Café & Grill (8/31/03)

Los Angeles Region Totals			1,466,789	86.7%

San Francisco Region
Hilltop Plaza(1) Richmond, CA	1996	100%	193,985	96.8%	Circuit City (1/31/17) Ross Dress for Less (1/31/08) PetsMart (3/15/12) Barnes & Noble (5/20/07) Office Max (11/30/11)
Gateway Center(3) Marin City, CA	1997	100%	182,054	92.6%	Best Buy (1/31/19) Ross Dress for Less (1/31/07) Long's Drugs (2/28/22) Linens N Things (1/31/06) Outback Steakhouse (12/31/08)
1000 Van Ness(1) San Francisco, CA	1996	100%	122,646	100.0%	AMC Theaters (7/31/18) Crunch Fitness (12/7/08)

San Francisco Region Totals			498,685	96.1%

Pacific Northwest Region
Village East Shopping Center(1) Salem, OR	1998	100%	135,926	100.0%	Ross Dress for Less (1/31/07) Borders Books (4/30/12) Big 5 Sporting Goods (1/31/07) Shoe Pavilion (12/31/03)
Fairwood Square(1) Renton, WA	1997	100%	32,910	100.0%	Coldwell Banker (7/31/08) Shuck's Auto Supply (12/31/03)
James Village (Ernst)(1) Lynnwood, WA	1998	100%	52,850	100.0%	G.I. Joe's (4/10/11)

Pacific Northwest Region Totals			221,686	100.0%

Mountain Region
Brickyard Plaza(1) Salt Lake City, UT	1998	100%	37,383	100.0%	Media Play (7/28/05)

Mountain Region Totals			37,383	100.0%

Total Operating Retail Properties			2,224,543	90.4%

(1)
Disposed of subsequent to December 31, 2001.

(2)
Home Base and Edwards Theaters have filed for bankruptcy.

(3)
Subject to purchase agreement.

        At December 31, 2001, the Company owned one property (1000 Van Ness located in San Francisco, California) that accounted for more than 10% of total assets. This property represented 10.34% of the Company's total assets and 8.21% of the Company's total revenues. This property was sold on February 28, 2002.

Portfolio Composition

        The information in the following table indicates the composition of the operating properties by retail property type owned or partially owned by the Company as of December 31, 2001:

	Properties Number of	Percentage of Total Company-Owned GLA
Market/Drug (1)	12	55.1%
Promotional (2)	4	37.5%
Other	2	7.4%

Total Retail Portfolio	18	100.0%

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

        Subsequent to December 31, 2001, 11 of these properties have been disposed of.

Geographic Distribution

        As of December 31, 2001, the Company's operating retail properties were located in eight metropolitan statistical areas ("MSA") in four states as summarized in the table below:

GEOGRAPHIC DISTRIBUTION BY MSA

MSA	Number of Properties	Company- Owned GLA	Percentage of Total Retail Properties' GLA
Los Angeles, CA	6	817,949	36.8%
Oakland, CA	1	193,985	8.7%
Riverside/San Bernardino, CA	2	82,965	3.7%
Salem, OR	1	135,926	6.1%
Seattle, WA	2	85,760	3.9%
San Francisco, CA	2	304,700	13.7%
Salt Lake City, UT	1	37,383	1.7%
Ventura, CA	3	565,875	25.4%

Total	18	2,224,543	100.0%

        Subsequent to December 31, 2001, 11 of these properties have been disposed of.

TENANT CONCENTRATION—Top Ten Anchor Tenants
Ranked by Annualized Base Rent
(as of December 31, 2001)

Tenant	Number of Tenant Locations	Annualized Base Rent(1)	Percentage Of Company's Total Annualized Base Rent	Leased GLA	Percentage of Company's Total Retail Leased GLA
AMC Theaters(2)	1	$3,219,744	11.4%	74,000	3.7%
Home Base(3)	1	1,101,095	3.9%	113,932	5.7%
Food 4 Less(4)	2	850,122	3.0%	96,274	4.8%
Ross Dress for Less(5)	3	839,019	3.0%	87,592	4.4%
G.I. Joe's(2)	1	634,200	2.2%	52,850	2.6%
Ralphs(4)	3	568,725	2.0%	119,004	5.9%
Best Buy	1	543,049	1.9%	48,615	2.4%
Crunch Fitness(2)	1	506,052	1.8%	28,114	1.4%
Circuit City(2)	1	491,367	1.7%	38,983	1.9%
Barnes & Noble(2)	1	396,362	1.4%	25,246	1.3%

Total	15	$9,149,735	32.3%	684,610	34.1%

Total Retail Portfolio		$28,322,141	100.0%	2,010,550	100.0%

(1)
Annualized base rent is calculated by multiplying base rent for December 2001 by twelve.

(2)
Property where this tenant is located was sold subsequent to December 31, 2001.

(3)
Tenant is in bankruptcy and has rejected this lease.

(4)
One of the properties in which this tenant is located was sold subsequent to December 31, 2001.

(5)
Two of the properties in which these tenants are located were sold subsequent to December 31, 2001.

Bankruptcy Remote Properties

        Six of the Company's properties, having a net realizable value of approximately $82,544,000 at December 31, 2001 (collectively, the "Bankruptcy Remote Properties" and each, a "Bankruptcy Remote Property"), are wholly-owned by various "Bankruptcy Remote Entities" which are indirect subsidiaries of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its other affiliates, or any other person or entity, other than claims of creditors of such Bankruptcy Remote Entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its other affiliates or any other person or entity. Neither the Company nor any of its other affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity. The Bankruptcy Remote Properties and their respective Bankruptcy Remote Entities are listed below:

Owner	Property
BPP/Crenshaw-Imperial, L.P.	Crenshaw-Imperial Shopping Center, Inglewood, CA
BPP/Mountaingate, Inc.(1)	Mountaingate Plaza, Simi Valley, CA
BPP/Simi Valley, L.P.(2)	Simi Valley Plaza, Simi Valley, CA
BPP/Northwest Acquisitions, L.L.C.(1)	Fairwood Square, Renton, WA Village East Shopping Center, Salem, OR
BPP/Arrowhead, L.P.(1)	Lake Arrowhead Village, Lake Arrowhead, CA

(1)
Disposed of subsequent to December 31, 2001.

(2)
Subject to purchase agreement.

Indebtedness

        The Company's total indebtedness at December 31, 2001, in the amount of approximately $102,204,000, included approximately $87,237,000 of consolidated mortgage debt secured by interests in certain properties and approximately $14,967,000 of borrowings under secured construction facilities.

  Mortgage Debt

        The following table sets forth certain information regarding the Company's mortgage debt as of December 31, 2001:

Property	Principal Balance Outstanding 12/31/01	Maturity Date	Interest Rate	Annual Payment
Mountaingate Plaza(1)(2)	$22,325,000	March 2006(3)	8.05%	$2,242,000
Lake Arrowhead Village(1)(2)	19,135,000	September 2011(3)	9.20%	1,946,000
Gateway Center (previously Marin City)(4)	15,936,000	October 2008(3)	7.39%	1,493,000
Simi Valley Plaza(1)(4)	15,772,000	June 2026	8.98%	1,579,000
Northwest Acquisitions (2 properties)(1)(2)	9,182,000	December 2007(3)	7.45%	1,348,000
Crenshaw-Imperial(1)	4,887,000	July 2010	8.80%	535,000

Total	$87,237,000			$9,143,000

(1)
Bankruptcy Remote Properties.

(2)
Disposed of subsequent to December 31, 2001.

(3)
Balloon payment at maturity.

(4)
Subject to purchase agreement.

  Credit Facilities

        At December 31, 2001, the Company had repaid all outstanding indebtedness under its credit facilities with CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation (the "GE Facility") and with Union Bank (the "Union Bank Facility"), respectively, and both facilities have been terminated.

  Construction Facilities

        At December 31, 2001, the Company had one construction facility (the "Construction Facility") outstanding with a bank. The Company had approximately $14,967,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. This facility was repaid in full in January 2002, and the facility has been terminated.

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

ITEM 2. PROPERTIES

        The properties the Company owned at December 31, 2001 are described under "Part I—Item 1.—Business" and in Notes 2 and 3 to the Consolidated Financial Statements. The Company has entered into leases with third party landlords for the office space that it occupies for its regional offices (see Notes 11 and 15 to the Consolidated Financial Statements). Such leases are generally on commercially standard terms and do not involve any commitments which management believes are material to its operations or financial condition.

ITEM 3. LEGAL PROCEEDINGS

        During 1999 and 2000, there were three lawsuits filed in the Superior Court of the State of California, County of San Diego, against the Company, its Board of Directors and/or certain of its current or former officers. In February 2001 the Company reached an agreement in principle providing for the settlement of the these three actions and all claims that could have been asserted in those actions. On June 4, 2001, the Court preliminarily approved the settlement, and on September 28, 2001, the Court entered an order of final approval. Under the settlement with the plaintiffs, the Company has agreed to certain restrictions regarding the composition of its Board of Directors and disposal of its assets. The Company also made available for review by plaintiffs the proxy statement in connection with the 2000 Annual Meeting. The Company has paid $1.9 million in attorneys' fees to plaintiffs' counsel (of which insurers covered $1.75 million). Time for appeal has expired and the settlement has become final. The settlement extinguishes the claims of all class members, other than those who have opted out.

        In April 2001, a lawsuit was filed in the Superior Court of the State of California, County of San Bernardino, against the Company by a tenant of a Company-owned property. The complaint alleges, among other things, fraudulent concealment, fraudulent misrepresentation and breach of contract. The lawsuit was also filed against the immediate former owner of the property. The Company believes that all of the fraud claims, as well as possibly the breach of contract claims, result from actions that occurred prior to the Company's ownership of the property and that such claims, if valid, should accrue to the prior owner and not to the Company. The Company tentatively settled this lawsuit and does not expect that the settlement will have a material adverse effect on the Company.

        Also in April 2001, a lawsuit was filed in the Superior Court for the County of Orange, California by approximately ten tenants at the Company's Lake Arrowhead property. The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants' leases. The complaint alleges, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (CAM). The complaint is not specific as to the timing of the alleged violations nor against whom each allegation is made. In addition, the complaint does not specify the amount of monetary damages being sought. Although the Company believes that, in any event, many of the claims relate to actions taken by the prior owner of the property, it is difficult for the Company to assess the merits of the complaint due to its lack of specificity. The Company therefore filed a demurrer with the Court objecting to the lack of specificity. The Court agreed with the Company and ordered the plaintiffs to amend their complaint accordingly. The plaintiff subsequently amended the complaint sufficient to comply with the Court's order although nothing therein alters the Company's position as to the case. The Company continues to strongly dispute substantially all of the allegations raised in the complaint and is vigorously defending against the lawsuit.

        On January 11, 2002 a complaint for breach of contract and constructive fraud was filed against the Company by the State of California Public Employees' Retirement System ("CalPERS") and its affiliate, U.S. Retail Partners, LLC (the "CalPERS Joint Venture Entity"). The complaint seeks damages of approximately $860,000 in landslide repairs made to a property owned by the CalPERS Joint Venture Entity and arises out of the Company's prior ownership interest in the CalPERS Joint Venture Entity. The Company answered the complaint against it and affirmatively alleged that the complaint was time-barred, that the matters alleged in the complaint had been formally released by CalPERS, and that the matters alleged in the complaint had been formally waived by CalPERS. A mediation was held on March 12, 2002, at which time a $350,000 settlement was agreed to. The terms of the settlement include a full and complete release of the Company for any and all prior relationships with CalPERS and the CalPERS Joint Venture Entity.

        During 2001, the Operating Partnership filed a suit to establish that the Community Land Corporation ("CLC"), the landlord under the ground lease for the Company's Marin Gateway property, breached the lease by refusing to consent to a proposed assignment of the lease in connection with a proposed sale of the property. CLC filed a cross-complaint seeking to establish breaches of the lease by the Operating Partnership. On February 19, 2002, the parties entered into a conditional settlement agreement that would resolve all claims. Terms of the settlement provide that CLC shall purchase the Operating Partnership's interest in the property for $20,750,000, subject to lender consent, with closing occurring no later than December 31, 2002. As part of such settlement, the Operating Partnership is required to take back as part of the purchase price a 9% interest-only note in the amount of $2,000,000 payable in full five years (but callable by the Company after one year with a principal reduction of $100,000) following the close of escrow and a 7.2% interest-only note in the amount of $2,750,000 due December 27, 2002. Upon the close of escrow, the Operating Partnership is required to pay CLC $500,000, which releases the Operating Partnership from any further obligations under the lease. The settlement is expected to be final during the second quarter of 2002.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Data

        Common stock of the Company is listed on the New York Stock Exchange under the symbol "BPP." The following table sets forth the high and low sale prices of the common stock as reported by the New York Stock Exchange and the per common share distributions paid by the Company for each calendar quarter during 2001 and 2000.

Quarter Ended	High	Low	Common Distributions Paid
March 31, 2001	$5.46	$4.56		$.0000
June 30, 2001	5.12	4.60		.1000	(1)
September 30, 2001	5.25	4.77		.0000
December 31, 2001	5.50	3.85		1.2500	(1)
March 31, 2000	$10.56	$6.00	$	..2625
June 30, 2000	7.94	6.25		.2625
September 30, 2000	7.50	4.88		.1000
December 31, 2000	6.13	4.00		.1000	(1)

(1)
As a result of the approval of the Plan of Liquidation on December 15, 2000, this payment was a liquidating distribution.

        At December 31, 2001, there were approximately 1,560 holders of record of the Company's common stock.

        As a result of the adoption and approval of the Plan of Liquidation, the Company has ceased paying regular quarterly dividends. The Company anticipates that it will make liquidating distributions to its common stockholders from time to time out of its then available cash (after satisfaction of certain liabilities and the establishment of reserves) at the discretion of its Board of Directors.

Recent Sales of Unregistered Securities

        None

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read with Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K. Additionally, the selected financial data for 2000 are presented separately for the period prior to adoption of the liquidation basis of accounting (January 1, 2000 to December 15, 2000) and subsequent to its adoption (December 16, 2000 to December 31, 2000) on the following page.

	Years Ended December 31,
OPERATING STATEMENT DATA	2001 (Liquidation Basis)	2000 (See Above)	1999 (Going Concern Basis)	1998 (Going Concern Basis)	1997 (Going Concern Basis)
	(in thousands except per share amounts)
TOTAL REVENUES	$64,237	$121,210	$132,810	$131,723	$68,174

Income (Loss) From Operations	16,242	$(39,877)	$14,606	$25,434	$12,899
Gain (Loss) on Sales of Real Estate	—	6,886	10,371	(1,814)	5,896
Minority Interest	(820)	(1,587)	(5,024)	(4,864)	(45)

Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$15,422	$(34,578)	$19,953	$18,756	$18,750
Loss from Early Extinguishment of Debt	—	—	—	—	(52)
Cumulative Effect of a Change in Accounting Principle	—	—	(1,866)	—	—

Net Income (Loss)	$15,422	$(34,578)	$18,087	$18,756	$18,698
Dividends Paid to Preferred Stockholders	(2,249)	(6,667)	(5,600)	(5,600)	—

Income (Loss) Available to Common Stockholders	$13,173	$(41,245)	$12,487	$13,156	$18,698

Earnings Per Share (Basic):
Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$0.41	$(1.45)	$0.45	$0.44	$0.88
Cumulative Effect of a Change in Accounting Principle	—	—	(0.06)	—	—

Income (Loss) Available to Common Stockholders	$0.41	$(1.45)	$0.39	$0.44	$0.88

Earnings Per Share (Diluted):
Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$0.41	$(1.45)	$0.45	$0.44	$0.88
Cumulative Effect of a Change in Accounting Principle	—	—	(0.06)	—	—

Income (Loss) Available to Common Stockholders	$0.41	$(1.45)	$0.39	$0.44	$0.88

DIVIDENDS PAID — COMMON	$44,302	$23,431	$33,717	$31,310	$21,856

DIVIDENDS PAID PER SHARE — COMMON	$1.35	$0.73	$1.05	$1.05	$1.00

TAXABLE INCOME PER SHARE — ORDINARY	$—	$—	$0.65	$0.65	$0.93

TAXABLE INCOME PER SHARE — CAPITAL GAIN	$—	$0.27	$0.05	$—	$—

BALANCE SHEET DATA
Total Assets	$307,164	$773,232	$1,035,015	$1,114,176	$943,795
Total Notes Payable	$102,204	$349,237	$400,410	$394,029	$369,511
Line of Credit Advances	—	$51,267	$138,420	$180,999	$180,869
Net Assets in Liquidation	$135,860	$177,447	—	—	—
Number of Common Shares Outstanding at Year End	32,854	32,337	32,274	31,954	23,449
Weighted Average Number of Shares- Basic	32,450	32,312	32,062	29,864	21,335
Weighted Average Number of Shares-Diluted	32,450	32,312	32,062	30,001	21,521

Continued

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

        The following selected financial data for 2000 are presented separately for the period prior to the liquidation basis of accounting (January 1, 2000 to December 15, 2000) and subsequent to its adoption (December 16, 2000 to December 31, 2000).

OPERATING STATEMENT DATA	Period 1/1/00 To 12/15/00 (Going Concern Basis)	Period 12/16/00 to 12/31/00 (Liquidation Basis)	Total 2000
	(in thousands except per share amounts)
TOTAL REVENUES	$116,192	$5,018	$121,210

Income (Loss) From Operations	$(41,194)	$1,317	$(39,877)
Gain (Loss) on Sales of Real Estate	6,886	—	6,886
Minority Interest	(1,379)	(208)	(1,587)

Net Income (Loss) and Cumulative Effect of a Change in Accounting Principle	$(35,687)	$1,109	$(34,578)
Loss from Early Extinguishment of Debt	—	—	—
Cumulative Effect of a Change in Accounting Principle	—	—	—

Net Income (Loss)	$(35,687)	$1,109	$(34,578)
Dividends Paid to Preferred Stockholders	(6,667)	—	(6,667)

Income (Loss) Available to Common Stockholders	$(42,354)	$1,109	$(41,245)

Earnings Per Share (Basic):
Income (Loss) and Cumulative Effect of a Change in Accounting Principle			$(1.45)
Cumulative Effect of a Change in Accounting Principle			—

Income (Loss) Available to Common Stockholders			$(1.45)

Earnings Per Share (Diluted):
Income (Loss) and Cumulative Effect of a Change in Accounting Principle			$(1.45)
Cumulative Effect of a Change in Accounting Principle			—

Income (Loss) Available to Common Stockholders			$(1.45)

DIVIDENDS PAID — COMMON			$23,431

DIVIDENDS PAID PER SHARE — COMMON			$0.73

TAXABLE INCOME PER SHARE — ORDINARY			$—

TAXABLE INCOME PER SHARE — CAPITAL GAIN			$0.27

BALANCE SHEET DATA
Total Assets			$773,232
Total Notes Payable			$349,237
Line of Credit Advances			$51,267
Net Assets in Liquidation			$177,447
Number of Common Shares Outstanding at Year End			32,337
Weighted Average Number of Shares- Basic			32,312
Weighted Average Number of Shares-Diluted			32,312

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Cautionary Statements

        Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, risks and uncertainties related to the Plan of Liquidation, the competitive environment in the retail industry, national and local economic conditions, changes in prevailing interest rates and in the availability of financing, the illiquidity of real estate investments in general, bankruptcy and financial condition of tenants, and environmental risks. Reference is made to Forward-Looking Statements and Certain Risk Factors beginning on page one of this Annual Report on Form 10-K for the fiscal year ended 2001, for a further discussion of these and other factors that might cause actual results to differ materially from those set forth in the forward-looking statements.

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

        As a result of the adoption of the Plan of Liquidation and its approval by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuation of real estate held for sale as of December 31, 2001 and 2000 is based on current contracts, estimates as determined by independent appraisals and other indications of sales value. The valuations of other assets and liabilities under the liquidation basis of accounting are based on management's estimates and assumptions as of December 31, 2001 and 2000, respectively. The actual values realized for assets and incurred in the settlement of liabilities may differ materially from the amounts estimated. The financial results for 2000 are presented separately for the period prior to the adoption of the liquidation basis of accounting (January 1, 2000 to December 15, 2000) and subsequent to its adoption (December 16, 2000 to December 31, 2000). To properly compare the operating results in Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 to the prior year, the amounts for the entire 2000 year were used.

        The Company's strategic focus has historically been the acquisition, rehabilitation, development, and operation of retail shopping centers. However, pursuant to the Plan of Liquidation, the Company is now focusing on the orderly sale of all of its assets. At December 31, 2001, the Company owned interests in 18 operating retail properties. Fourteen (14) of the properties were located in California, two in Washington, one in Oregon, and one in Utah.

Results of Operations

  Comparison of 2001 to 2000.

        Net income available to common stockholders for 2001 was $13,173,000 compared to a net loss of $41,245,000 in 2000. The 2000 period was favorably impacted by a net gain on sales of real estate of $6,886,000. The 2001 and 2000 periods were unfavorably impacted by litigation and legal expenses of $885,000 and $5,465,000, respectively. Net income for 2000 was also unfavorably impacted by costs of $7,694,000 associated with the Company's pursuit of its strategic alternatives, a restructuring charge of $1,921,000 for severance and related costs for employees affected by the termination of the Company's joint venture with CalPERS, and an impairment write-off of $32,330,000 taken in connection with the Company's plan to liquidate.

        Total revenues decreased $56,973,000 to $64,237,000 from $121,210,000 in 2000. Rental revenues decreased $57,006,000 primarily as a result of asset sales completed in 2000 and 2001, partially offset by an increase in rental revenues from development and redevelopment properties being placed into service. Management fee income decreased $768,000 as a result of the termination of the Company's former joint venture with CalPERS. Interest and other income increased $801,000 primarily as a result of the sale of historic tax credits on the Company's 1000 Van Ness property to an investor.

        Rental operating expenses decreased $13,101,000 to $22,244,000 from $35,345,000 in 2000. Reduced operating expenses resulting from asset sales were partially offset by an increase in expenses from portions of development and redevelopment properties being placed into service.

        Provision for bad debt increased $1,006,000 to $2,835,000 from $1,829,000 in 2000. This increase is attributable to increasing tenant financial problems resulting from a weakened retail economy and the difficulty in collecting receivables from tenants in properties that the Company no longer owns.

        Interest expense decreased $27,116,000 to $15,707,000 from $42,823,000 in 2000. This decrease in interest expense is primarily attributable to a reduction in debt using proceeds from asset sales and a decrease in interest rates. Average debt outstanding in 2001 was approximately $191,100,000, as compared to approximately $522,422,000 in 2000. Total debt outstanding on December 31, 2001 and the related weighted average interest rate were $102,204,000 and 7.95%, respectively, compared with $400,504,000 and 7.88%, respectively, on December 31, 2000. Interest capitalized in conjunction with development and expansion projects was $7,516,000 in 2000. The Company did not capitalize interest in 2001 subsequent to the adoption of the liquidation basis of accounting.

        Depreciation and amortization expenses decreased $24,874,000. Subsequent to the adoption of the liquidation basis of accounting on December 15, 2000, the Company no longer records depreciation and amortization expense.

        General and administrative expenses decreased $2,570,000 to $6,324,000 from $8,906,000 in 2000. This decrease is primarily attributable to the reduction of employees and office closures as the Company implements the Plan of Liquidation.

        Income from unconsolidated subsidiaries decreased $100,000. Subsequent to the adoption of the Plan of Liquidation, the Company no longer records investments under the equity method of accounting.

        Gain on sales of real estate.    During 2001, the Company disposed of 35 shopping centers and a parcel of undeveloped land. Gains or losses on these transactions are included in the adjustment to liquidation basis of accounting. This compares to the sale of seven shopping centers, two office/industrial properties, one residential land parcel, and one leasehold interest in a shopping center at an aggregate net gain of $6,886,000 in 2000.

        Income allocated to minority interest decreased $767,000 to $820,000 from $1,587,000 in 2000. This decrease is primarily attributable to the exchange of 1,600,000 Preferred Units for the same number of

Series 1997-A Preferred Stock in August 2000, and the subsequent redemption of the remaining 400,000 Preferred Units on April 3, 2001.

        Dividends paid to preferred stockholders decreased $4,418,000 to $2,249,000 from $6,667,000 in 2000. This decrease is attributable to the redemption of all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001.

  Comparison of 2000 to 1999.

        Net loss available to common stockholders for 2000 was $41,245,000 compared to net income of $12,487,000 in 1999. Net loss for 2000 included a net gain on sales of real estate of $6,886,000, while net income for 1999 included a net gain on sales of real estate of $10,371,000. The 2000 and 1999 periods were unfavorably impacted by costs of $7,694,000 and $4,548,000, respectively, associated with the Company's pursuit of its strategic alternatives and the adoption and implementation of the Plan of Liquidation. Net income for 2000 was also unfavorably impacted by a third quarter impairment write-off of $32,330,000 taken in contemplation of the Company's plan to liquidate, a restructuring charge of $1,921,000 for severance and related costs for employees affected by the termination of the Company's joint venture with CalPERS, and litigation and legal expenses of $3,902,000 related to a verdict against the Company in favor of a tenant. Net income for 1999 was unfavorably impacted by a $1,353,000 restructuring charge related to the Company's decision to outsource its property management function to third-party providers, $748,000 in costs associated with the abandonment of certain prospective acquisition transactions, $2,200,000 in impairment write-offs related to the sales of two office building properties, and $1,866,000 recognized as the cumulative effect of a change in accounting principle. If these one-time charges were excluded, income before gain (loss) on sales of real estate and before income allocated to minority interest in 2000 was $6,495,000 compared with $23,455,000 in 1999.

        Total revenues decreased $11,600,000 to $121,210,000 from $132,810,000 in 1999. Rental revenues decreased $6,643,000 primarily as a result of asset sales completed in 1999 and 2000 and a decrease in lease termination fees of $3,169,000, partially offset by an increase in rental revenues from development properties being placed into service. Management fee income decreased $4,310,000 as a result of less fee income related to the Company's former joint venture with CalPERS.

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

        Gain on sales of real estate.    During 2000, the Company disposed of seven shopping centers, two office/industrial properties, one residential land parcel, and one leasehold interest in a shopping center at an aggregate net gain of $6,886,000, compared with the sale of five shopping centers, two office buildings, and its interest in the CalPERS joint venture at an aggregate net gain of $10,371,000 in 1999.

        Income allocated to minority interest decreased $3,437,000 to $1,587,000 from $5,024,000 in 1999. This decrease is primarily related to the losses sustained by the Company in the year 2000, and the exchange of Preferred Units for Series 1997-A Preferred Stock.

        Impairment write-off.    During the third quarter of fiscal 2000, the Company recorded a non-cash charge of $32,330,000 for impairment of certain real estate properties in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment charge was based upon a comprehensive review of all of 57 of the Company's properties then owned taking into account the Company's implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions. As such, the carrying values of 11 properties were written down to the Company's estimates of fair value. Fair value was based on recent offers, or other then estimates of fair value, such as discounted future cash flow.

        Dividends paid to preferred stockholders increased $1,067,000 to $6,667,000 in 2000 from $5,600,000 in 1999. This increase is primarily attributable to the exchange of 1,600,000 Preferred Units for the same number of shares of Series 1997-A Preferred Stock in August 2000.

Liquidation Basis of Accounting

        Prior to the adoption of liquidation basis of accounting, real estate was stated at cost or, in the case of real estate which management believed was impaired, at the lower fair value of such real estate. The Company reviewed real estate for impairment whenever events or changes in circumstances indicated that an asset's book value exceeded the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows were less than book value, the asset was reduced to a value equal to the net present value of the expected future cash flows and an impairment loss was recognized. Accordingly, in the third quarter of 2000, the Company recorded a non-cash charge of $32,330,000 for impairment of certain real estate properties.

        On December 16, 2000, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale as of December 31, 2001 and 2000 is based on current contracts, estimates as determined by independent appraisals and other indications of sales value, net of (i) estimated selling costs and (ii) anticipated capital expenditures during the remaining liquidation period of approximately $6,337,000 and $21,351,000, respectively. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variations include, among other factors, the possibility that assets currently under contract may not be sold on the terms currently provided in those contracts or at all, and the other risk factors discussed under Forward-Looking Statements and Certain Risk Factors beginning on page one of this Annual Report on Form 10-K.

Adjustments to Net Assets in Liquidation

        The net adjustment at December 16, 2000, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, amounted to a negative adjustment to Net Assets in Liquidation of $85,228,000, which is included in the Consolidated Statements of Changes in Net Assets (liquidation basis) for the period December 16, 2000 to December 31, 2000. In 2001, the Company recorded an additional negative adjustment of $10,458,000 to Net Assets in Liquidation. Significant increases (decreases) in the carrying value of net assets are summarized (in thousands) as follows:

	January 1, 2001 through December 31, 2001	December 16, 2000 through December 31, 2000
Increase to reflect estimated net realizable values of certain real estate properties	$60	$28,388
Deferral of appreciated gain on real estate properties	—	(15,584)
Recognition of deferred gain on sale of certain properties	6,466	—
Decrease to reflect estimated net realizable value of certain real estate properties	(19,009)	(56,004)
Write-off of other assets	—	(21,802)
Increase (decrease) to reflect net realizable value of investments in unconsolidated subsidiaries	(916)	1,763
Deferral of appreciated gain on investments in unconsolidated subsidiaries	—	(1,763)
Reserve for estimated costs during the period of liquidation	2,321	(19,116)
Liquidation Preference on Series 2000-C Preferred Stock and Preferred Units (See Note 8)	—	(6,000)
Write-off of deferred debt costs	—	(364)
Effect on minority interest of adjustment to liquidation basis	620	5,254

Adjustments to reflect the change in Net Assets in Liquidation	$(10,458)	$(85,228)

        The adjustments to reflect the change in Net Assets in Liquidation are included in the Consolidated Statements of Changes in Net Assets in the accompanying financial statements.

Adjustment to Deferred Gain on Real Estate Assets

        Adjusting assets to estimated net realizable value resulted in the write-up of certain real estate properties. The anticipated gains associated with the write-up of these real estate properties have been deferred until their sales. The amount of Deferred Gain on Real Estate Assets at December 31, 2000 was $17,347,000. During 2001, the Deferred Gain on Real Estate Assets was adjusted as follows:

Deferred Gain at December 31, 2000	$17,347,000
Deferred Gain recognized upon sale	(6,466,000)
Reduction in property valuations	(5,062,000)

Decrease in Deferred Gain	(11,528,000)

Deferred Gain at December 31, 2001	$5,819,000

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and one or more trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid out over the liquidation period, which would include the duration of any liquidating trust that may be formed.

        The following table reflects the composition of the Company's Reserve for Estimated Costs During the Period of Liquidation as of December 31, 2000, subsequent payments and adjustments, and the balance at December 31, 2001:

	Balance at December 31, 2000	Payments	Adjustments	Balance at December 31, 2001
Severance	$9,541,000	(3,722,000)	(4,279,000)	$1,540,000
Tax liability protection for Operating Partnership Unitholders	3,000,000	(564,000)	(1,836,000)	600,000
Appraiser costs, liquidator fees, trustee and advisor fees	2,525,000	(1,917,000)	567,000	1,175,000
Legal and other professional Fees	1,190,000	(2,616,000)	3,256,000	1,830,000
Office expenses	660,000	(492,000)	146,000	314,000
Other	2,200,000	(1,774,000)	(176,000)	250,000

Total	$19,116,000	(11,085,000)	(2,322,000)	$5,709,000

        In 2001, adjustments to the Company's Reserve for Estimated Costs During the Period of Liquidation of approximately $2,322,000 included the forfeiture of severance benefits by two senior officers of the Company in an aggregate amount of approximately $4,800,000 (see Note 19). In addition, the Company reduced its continuing tax protection obligations by approximately $1,836,000 by negotiating with applicable Operating Partnership unitholders at the time of the Company's sale of certain of its properties. These reductions were partially offset by a reallocation of approximately $3,256,000 to legal and other professional fees and $567,000 to appraiser, liquidator and trustee fees.

Net Assets in Liquidation

        Net Assets in Liquidation at December 31, 2001 of $135,860,000, or $4.14 per share, does not include the Deferred Gain on Real Estate Assets of $5,819,000, or $0.18 per share, as the recognition of these amounts has been deferred until their sales. Additionally, Net Assets in Liquidation at December 31, 2001 does not include future net operating income or loss during the period of liquidation. The aggregate amount of liquidation distributions made since the adoption of the Plan of Liquidation by the Company's Board of Directors in August 2000 through December 31, 2001 is $1.45 per share and per common unit. The valuation of Net Assets in Liquidation is based on estimates as of December 31, 2001, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Acquisitions and Developments

        During 2001 and 2000, the Company did not acquire any properties.

        During 2001, the Company completed the development of Hilltop Plaza Shopping Center, a promotional anchored shopping center located in Richmond, California (subsequent to December 31, 2001, this center was sold).

Dispositions

        During 2001, the Company disposed of 35 shopping centers and a parcel of undeveloped land. In February 2001, the Company sold the Puget Park and Cameron Park shopping centers for aggregate sales proceeds of approximately $18,953,000. In March 2001, the Company sold the Richmond shopping center for sales proceeds of approximately $10,381,000. In April 2001, the Company sold a portfolio of 19 shopping centers for aggregate sales proceeds of approximately $288,501,000. This portfolio included the 580 Marketplace, Arcade Square, Buena Vista, Centerwood, Creekside, Discovery Plaza, Gateway Plaza, Hallmark Town Center, Menifee Town Center, Prospector's Plaza, Ralphs Center, San Marcos Plaza, Shasta Crossroads, Silver Creek Plaza, Southampton, Stoney Point Plaza, Summerhills Plaza, Sunset Center and Westminster shopping centers. Also in April 2001, the Company sold the Pleasant Hill shopping center for sales proceeds of approximately $62,416,000. In May 2001, the Company sold the Design Market shopping center for sales proceeds of approximately $14,300,000. In August 2001, the Company sold the Olympiad Plaza shopping center for sales proceeds of approximately $11,763,000. In September 2001, the Company sold the Keizer Creekside shopping center for sales proceeds of approximately $5,898,000. In October 2001, the Company sold 2.9 acres of undeveloped land located in Pleasant Hill, California, for sales proceeds of approximately $2,200,000. In December 2001, the Company sold a portfolio of eight shopping centers for aggregate sales proceeds of approximately $91,797,000. This portfolio included Greentree Plaza, Silver Plaza, Mission Plaza, Plaza de Monterey, Farmington Village, Park Manor, Cruces Norte, and the Fremont Hub shopping centers. Also, in December 2001, the Company sold its 25% interest in Ladera shopping center for sales proceeds of approximately $2,168,000. Gains or losses on these transactions are included in the adjustment to liquidation basis in the accompanying consolidated financial statements.

        During 2000, the Company disposed of seven shopping centers, two office/industrial properties, one residential land parcel, and one leasehold interest in a shopping center. In April 2000, the Company sold its interest in the residential parcel of its Downtown Pleasant Hill development project for approximately $2,980,000, resulting in a loss of approximately $20,000. In April 2000, the Company sold the Chambers Creek shopping center for approximately $3,250,000, resulting in a gain of approximately $438,000. In July 2000, the Company sold the Scripps Ranch office building for approximately $5,550,000, resulting in a gain of approximately $555,000. In August 2000, the Company sold the Santee Village Square shopping center and its leasehold interest in the Bear Creek shopping center for aggregate sales proceeds of approximately $10,025,000, resulting in a gain of approximately $335,000. In October 2000, the Company sold the Anacomp office building for approximately $21,300,000, resulting in a gain of approximately $1,672,000. On December 5, 2000, the Company sold the Meridian Village shopping center and the San Diego Factory Outlet Center for an aggregate of approximately $48,700,000, resulting in an aggregate gain of approximately $3,906,000. On December 29, 2000, the Company sold the La Mancha shopping center, the Plaza at Puente Hills and the Valley Central shopping centers for an aggregate of approximately $109,900,000, resulting in an aggregate gain of approximately $12,804,000 which is included in the adjustment to liquidation basis in the accompanying consolidated financial statements.

        During 1999, the Company sold five shopping centers and two office buildings. In July 1999, the Company sold Wiegand Plaza, Mesa shopping center, Independence Square, and the Poway Village Shopping Center for aggregate sales proceeds of approximately $44,400,000, resulting in a gain of approximately $8,620,000. In August 1999, the Company disposed of the Ruffin Village shopping center for approximately $3,500,000, resulting in a gain of approximately $1,149,000. In October 1999, the Company sold the Bergen Brunswig office building for approximately $19,250,000, resulting in a gain of approximately $71,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,200,000 in the second quarter of 1999. In December 1999, the Company sold the Marcoa Publishing office building for approximately $2,800,000, resulting in a net loss of approximately $78,000. In anticipation of this sale, the Company recorded an impairment write-down of $1,000,000 in the third quarter of 1999.

Investments in Joint Ventures

        During 1998, the Operating Partnership and CalPERS formed BPP Retail, LLC ("BPP Retail") to acquire neighborhood, community, promotional and specialty shopping centers in the western United States. The Company served as the manager of BPP Retail's assets and was entitled to receive fees for asset management, leasing, acquisitions and dispositions activities. During the years ended December 31, 2000 and 1999, the Operating Partnership earned asset and property management, leasing and acquisition fees from BPP Retail totaling approximately $768,000 and $5,078,000, respectively.

        On September 30, 2000, CalPERS exercised its right under the joint venture agreement between CalPERS and the Company to terminate the Company's role as managing member of BPP Retail, and the Company concurrently received $250,000 for the sale of its investment interest in the joint venture. As a result, the Company is no longer engaged in fee generating asset management, leasing, acquisition and disposition activity under the joint venture.

        In addition, the Company owned a 25% interest in each of two limited liability companies, each of which owned one shopping center. Prior to the adoption of the liquidation basis of accounting, the Company accounted for these investments under the equity method. Subsequent to the adoption of the liquidation basis of accounting, these investments were adjusted to their net realizable value based on amounts derived from independent appraisals. During 2001, the Company sold its interest in one of the limited liability companies for sales proceeds of approximately $2,168,000. Subsequent to December 31, 2001, the Company sold its interests in the remaining limited liability company for sales proceeds of approximately $1,886,000.

        The Investment in Unconsolidated Subsidiaries at December 31, 2001 and 2000 amounted to $1,886,000 and $5,131,000, respectively. Income from Unconsolidated Subsidiaries was $0, $100,000 and $1,077,000, respectively, for the years ended December 31, 2001, 2000, and 1999.

Cash Flows

        Comparison of 2001 to 2000.    Cash and cash equivalents were $75,122,000 and $5,110,000 at December 31, 2001 and 2000, respectively. Cash and cash equivalents increased $70,012,000 during 2001 compared to a decrease of $6,009,000 during 2000. The increase in 2001 is due to a $169,250,000 increase in net cash provided by investing activities, offset by an $81,089,000 increase in net cash used by financing activities and a $12,140,000 decrease in net cash provided by operating activities to ($2,247,000) from $9,893,000 in 2000. The increase in net cash provided by investing activities of $169,250,000 is primarily attributable to an increase in proceeds from sale of real estate of $138,353,000 and a decrease in acquisitions of real estate and capital improvements of $29,400,000. The increase in net cash used by financing activities of $81,089,000 is primarily attributable to the redemption of Series 2000-C Preferred Stock and Preferred Units of $126,000,000, the redemption of units of limited partnership interests in conjunction with the sale of certain assets of $2,578,000, offset by a decrease in net borrowings of $18,265,000, a decrease of $24,616,000 in dividends paid, and a decrease of $5,243,000 in distributions made to minority interest holders. The principal reason for the decrease in net cash provided by operating activities of $12,140,000 is the disposition of assets as discussed in the "Results of Operations" above. The payment of accounts payable and the expenditure of costs associated with the liquidation process (see "Reserve for Estimated Costs During the Period of Liquidation") also negatively impacted net cash provided by operating activities.

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

Liquidity and Capital Resources

        The Plan of Liquidation contemplates the orderly sale of all of the Company's assets for cash or such other form of consideration that may be conveniently distributed to our stockholders. During 2001, the Company disposed of 35 properties and one parcel of undeveloped land for aggregate proceeds of approximately $516,572,000, consisting of approximately $338,233,000 in cash and the assumption of approximately $178,239,000 of liabilities. The Company applied approximately $126,000,000 of the cash proceeds to redeem all of the Company's outstanding preferred equity, approximately $2,578,000 to redeem units of limited partnership interests in conjunction with the sale of certain assets, and approximately $120,061,000 to further reduce the Company's outstanding indebtedness. During 2001, the Company made liquidating distributions to common stockholders and the holders of common units of limited partnership interests in its subsidiaries of approximately $45,159,000 ($1.35 per share and common unit). Of this amount, approximately $41,770,000, or $1.25 per share and common unit, was paid on January 8, 2002.

        Subsequent to December 31, 2001 through March 26, 2002, the Company disposed of 11 additional properties and a parcel of undeveloped land for aggregate proceeds of approximately $150,631,000, consisting of approximately $49,235,000 in cash, 2,512,778 shares of common stock of Developers Diversified Realty Corporation ("DDR") valued at $20.21 per share (the value of a share of DDR common stock as of the close of business on the closing date of the sale by the Company of two properties to DDR), and the assumption of approximately $50,613,000 of liabilities. The Company applied approximately $15,000,000 of the cash proceeds to further reduce the Company's outstanding indebtedness. The Company has also made liquidating distributions to its common stockholders and the holders of common units of limited partnership interests in its subsidiaries of approximately $25,043,000 in cash ($0.75 per share and common unit) and has distributed all of the shares of DDR common stock at a ratio of 0.07525 of a share of DDR common stock for each share of the Company's common stock and each common unit. The remainder of the net proceeds (excluding current cash reserves) from both the 2001 and 2002 sales was used for capital improvements in development projects, tenant improvements and leasing commissions, litigation costs, severance and other liquidation costs, and the repayment other obligations. The aggregate amount of liquidating distributions made in 2002, using the value of the DDR common stock of $20.21 per share, is $2.27 per share and common unit.

        The Company anticipates that the combination of cash from asset sales, cash flows from operating activities and current cash reserves will provide the adequate capital for all operating expenses including all required payments on the Company's notes payable, binding capital expenditure obligations and tenant improvements. The Company satisfied its REIT requirement under the Internal Revenue Code by distributing at least 90% of ordinary taxable income with distributions to stockholders of $46,551,000 in 2001, of which $2,249,000 was to holders of Series 2000-C Preferred Stock and $44,302,000 was to holders of common stock. Accordingly, federal income taxes were not incurred at the corporate level.

Minority Interest

        At December 31, 2001, minority interest included common units of limited partnership interest of the Operating Partnership and the Company's other partnership subsidiaries at their expected settlement amounts.

Financing Activities

        Total debt outstanding at December 31, 2001 was $102,204,000, compared with $400,504,000 at December 31, 2000.

        All outstanding indebtedness under the Union Bank Facility was repaid and the facility was terminated in February 2001. At December 31, 2001, the Company had repaid all outstanding indebtedness under the GE Facility and the facility was terminated.

        At December 31, 2001, the Company had one secured Construction Facility outstanding with a bank. The Company had approximately $14,967,000 of outstanding indebtedness secured by the 1000 Van Ness property in downtown San Francisco. Borrowings under this loan bear interest at LIBOR plus 3.00% per annum, and it matured in December 2001. This facility was repaid in full in January 2002.

        At December 31, 2001, the Company's capitalization consisted of $102,204,000 of debt, $137,674,000 of market equity (market equity is defined as (a) the sum of (i) outstanding shares of common stock of the Company and (ii) outstanding common units of the limited partnership interests in its subsidiaries, multiplied by (b) the last reported sale price of a share of common stock on the New York Stock Exchange at December 31, 2001 of $4.12, resulting in total debt plus equity capitalization of $239,878,000 and a ratio of debt to total capitalization of 0.43 to 1.0. Comparable ratios at December 31, 2000 and 1999 were 0.77 to 1.0 and 0.55 to 1.0, respectively. The debt to equity calculation for the year 2000 treats the Series 2000-C Preferred Stock and the Preferred Units as debt because of their mandatory redemption features. The same calculation for the comparable year 1999 treats the same Series 2000-C Preferred Stock and Preferred Units as equity. At December 31, 2001, the Company's total debt consisted of $87,237,000 of fixed rate debt and $14,967,000 of variable rate debt.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

        At December 31, 2001, the Company's long-term debt primarily consisted of fixed rate secured mortgage indebtedness, variable rate secured mortgage indebtedness, and fixed rate lease obligations. The weighted average interest rate on the $87,237,000 of secured mortgage indebtedness outstanding at December 31, 2001 was approximately 8.33% with maturities at various dates through 2026. The weighted average interest rate on the $14,967,000 of borrowings under the construction facilities at December 31, 2001 was approximately 7.85%, and the facility matured in December 2001.

        The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt at December 31, 2001 (dollars in thousands):

	Fixed Rate		Variable Rate
	Principal Maturities	Average Rate	Principal Maturities	Average Rate
2002	$23,168	8.06%	$14,967	7.85%
2003	916	8.23%	0
2004	984	8.23%	0
2005	1,096	8.23%	0
2006	1,191	8.24%	0
Thereafter	59,882	8.44%	0

Total	$87,237	8.33%	$14,967	7.85%

        As the Company currently expects the Plan of Liquidation to be substantially completed no later than the second quarter of 2002, the net realizable value of debt at December 31, 2001 approximates fair value.

        Subsequent to December 31, 2001, $50,642,000 of fixed rate debt and $14,967,000 of variable rate debt was repaid. The weighted average interest rate on the remaining $36,595,000 of secured mortgage indebtedness outstanding at December 31, 2001 was approximately 8.26%, with maturities at various dates through 2026.

        Because the table incorporates only those exposures that exist at December 31, 2001, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. However, because the Company is in the process of liquidating and does not expect to incur any additional indebtedness, the Company does not believe that future interest rate fluctuations will have a material effect on the Company. The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

        We have audited the accompanying consolidated statements of net assets (liquidation basis) of Burnham Pacific Properties, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of changes in net assets (liquidation basis) and cash flows (liquidation basis) for the year ended December 31, 2001 and the period December 16, 2000 to December 31, 2000. In addition, we have audited the accompanying consolidated statements of income (loss), stockholders' equity, and cash flows for the period January 1, 2000 to December 15, 2000 and the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets (liquidation basis) of Burnham Pacific Properties, Inc. as of December 31, 2001 and 2000, the changes in its net assets (liquidation basis) and its cash flows (liquidation basis) for the year ended December 31, 2001 and the period December 16, 2000 to December 31, 2000, and the results of its operations and its cash flows for the period January 1, 2000 to December 15, 2000 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America, applied on the basis described in the preceding paragraph.

        As discussed in Note 1 to the consolidated financial statements, because of the inherent uncertainty of valuation when a company is in liquidation, the amounts realizable from the disposition of the remaining assets and the amounts that creditors agree to accept in settlement of the obligations due them may differ materially from the amounts shown in the accompanying financial statements (liquidation basis).

        As discussed in Note 1 to the consolidated financial statements, in 1999 the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," and reported it as a cumulative effect of a change in accounting principle in the 1999 consolidated financial statements.

//Deloitte & Touche LLP//
San Diego, California
March 22, 2002

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 2001 AND 2000

(LIQUIDATION BASIS)

(in thousands)

	2001	2000
ASSETS
Real Estate Held for Sale	$212,274	$743,527
Cash and Cash Equivalents	75,122	5,110
Restricted Cash	8,816	9,004
Receivables-Net	7,796	8,467
Investment in Unconsolidated Subsidiaries	1,886	5,131
Other Assets	1,270	1,993

Total	307,164	773,232

LIABILITIES
Accounts Payable and Other Liabilities	6,108	21,235
Liquidating Distributions Payable	41,731	—
Deposits for Property Sales	6,593	—
Tenant Security Deposits	715	2,246
Notes Payable	102,204	349,237
Line of Credit Advances	—	51,267
Reserve for Estimated Costs During the Period of Liquidation	5,709	19,116
Deferred Gain on Real Estate Assets	5,819	17,347

Total	168,879	460,448

Minority Interest	2,425	19,837

Mandatorily Redeemable Series 2000-C Convertible Preferred Stock		115,500

NET ASSETS IN LIQUIDATION	$135,860	$177,447

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE YEAR ENDED
DECEMBER 31, 2001 AND FOR THE PERIOD DECEMBER 16, 2000 TO DECEMBER 31, 2000
(LIQUIDATION BASIS) AND INCOME (LOSS) FOR THE PERIOD
JANUARY 1, 2000 TO DECEMBER 15, 2000 AND FOR THE YEAR ENDED
DECEMBER 31, 1999 (GOING CONCERN BASIS)

(in thousands, except per share amounts)

	2001	Period 1/1/00 to 12/15/00 (Going Concern Basis)	Period 12/16/00 to 12/31/00 (Liquidation Basis)	Total 2000	1999
REVENUES
Rents	$62,442	$114,471	$4,977	$119,448	$126,091
Fee Income	—	768	—	768	5,078
Interest	1,795	953	41	994	1,641

Total Revenues	64,237	116,192	5,018	121,210	132,810

COSTS AND EXPENSES
Interest	15,707	41,039	1,784	42,823	38,209
Rental Operating	22,244	33,872	1,473	35,345	35,832
Provision for Bad Debt	2,835	1,753	76	1,829	1,231
General and Administrative	6,324	8,535	371	8,906	7,581
Restructuring Charge	—	1,921	—	1,921	1,353
Litigation and Legal	885	5,465	—	5,465	1,215
Costs Associated with Pursuit of Strategic Alternatives and Plan of Liquidation	—	7,694	—	7,694	4,548
Abandoned Acquisition Costs	—	—	—	—	748
Impairment Write-Off	—	32,330	—	32,330	2,200
Depreciation and Amortization	—	24,874	—	24,874	26,364

Total Costs and Expenses	47,995	157,483	3,704	161,187	119,281

Income (Loss) from Operations Before Income from Unconsolidated Subsidiaries, Minority Interest, Gain on Sales of Real Estate, and Cumulative Effect of a Change in Accounting Principle	16,242	(41,291)	1,314	(39,977)	13,529
Income from Unconsolidated Subsidiaries	—	97	3	100	1,077
Minority Interest	(820)	(1,379)	(208)	(1,587)	(5,024)
Gain on Sales of Real Estate	—	6,886	—	6,886	10,371

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	15,422	(35,687)	1,109	(34,578)	19,953
Cumulative Effect of a Change in Accounting Principle	—	—	—	—	(1,866)

Net Income (Loss)	15,422	(35,687)	1,109	(34,578)	18,087
Dividends Paid to Preferred Stockholders	(2,249)	(6,667)	—	(6,667)	(5,600)

Income (Loss) Available to Common Stockholders	$13,173	$(42,354)	1,109	$(41,245)	$12,487

Net Assets at December 31, 2000 and December 16, 2000, respectively	177,447		261,566
Adjustments to Net Assets in Liquidation	(10,458)		(85,228)
Liquidating Distributions	(44,302)		—

Net Assets at December 31, 2001 and 2000, respectively	$135,860		$177,447

Continued

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE YEAR ENDED
DECEMBER 31, 2001 AND FOR THE PERIOD DECEMBER 16, 2000 TO DECEMBER 31, 2000
(LIQUIDATION BASIS) AND INCOME (LOSS) FOR THE PERIOD
JANUARY 1, 2000 TO DECEMBER 15, 2000 AND FOR THE YEAR ENDED
DECEMBER 31, 1999 (GOING CONCERN BASIS)

(in thousands, except per share amounts)

(continued)

	Total 2001	Total 2000	Total 1999
Basic and Diluted Earnings Per Common Share:
Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$0.41	$(1.45)	$0.45
Cumulative Effect of a Change in Accounting Principle	—	—	(0.06)

Income (Loss) Available to Common Stockholders	$0.41	$(1.45)	$0.39

Pro Forma Amounts Assuming the Change in Accounting Principle is Applied Retroactively:
Income Available to Common Stockholders			$14,353

Income Available to Common Stockholders Per Share Basic and Diluted			$0.45

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 15, 2000 AND THE
YEAR ENDED DECEMBER 31, 1999 (GOING CONCERN BASIS)

(in thousands, except share amounts)

	Preferred Stock		Common Stock
					Paid in Capital in Excess of Par	Dividends Paid in Excess of Net Income
	Shares	Amount	Shares	Amount			Total
Balance, January 1, 1999	2,800,000	$28	31,954,008	$319	$524,957	$(109,927)	$415,377
Issuance of Common Stock:
Public Offering-Net					41		41
Directors' Fees			22,092		237		237
Stock Options-Compensation Expense					268		268
Stock Options-Legal Fee Expense					42		42
Stock Options-Issued to CalPERS					234		234
Adjustment to Reflect Minority Interest on a Pro Rata Basis According to Year-end Ownership Percentage of Operating Partnership					(1,355)		(1,355)
Operating Partnership Units Converted into Common Stock			297,446	4	4,387		4,391
Net Income						18,087	18,087
Dividends Paid — Common						(33,717)	(33,717)
Dividends Paid — Preferred	—	—	—	—	—	(5,600)	(5,600)

Balance, December 31, 1999	2,800,000	$28	32,273,546	$323	$528,811	$(131,157)	$398,005
Issuance of Common Stock:
Directors' Fees			23,076		139		139
Stock Options-Compensation Expense					210		210
Preferred Operating Partnership Units Exchanged for Series 1997-A Preferred Stock	1,600,000	16			39,984		40,000
Series 1997-A Preferred Stock Exchanged for Series 2000-C Preferred Stock	—	—			—		—
Reclassification of Preferred Stock (Note 8)	(4,400,000)	(44)			(109,956)		(110,000)
Adjustment to Reflect Minority Interest on a Pro Rata Basis According to Year-end Ownership Percentage of Operating Partnership					(1,288)		(1,288)
Operating Partnership Units Converted into Common Stock			40,000		285		285
Net Loss						(35,687)	(35,687)
Dividends Paid — Common						(20,198)	(20,198)
Liquidating Distributions — Common						(3,233)	(3,233)
Dividends Paid — Preferred	—	—	—	—	—	(6,667)	(6,667)

Balance, December 15, 2000	—	$—	32,336,622	$323	$458,185	$(196,942)	$261,566

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR
THE PERIODS DECEMBER 16, 2000 TO DECEMBER 31, 2000 (LIQUIDATION BASIS) AND
JANUARY 1, 2000 TO DECEMBER 15, 2000 AND
FOR THE YEAR ENDED DECEMBER 31, 1999 (GOING CONCERN BASIS)

(in thousands)

	2001	Period 1/1/00 to 12/15/00 (Going Concern Basis)	Period 12/16/00 to 12/31/00 (Liquidation Basis)	Total 2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$15,422	$(35,687)	$1,109	$(34,578)	$18,087
Adjustments to Reconcile Net Income (Loss) to Net Cash to Net Cash Provided by Operating Activities:
Provided (Used By) Operating Activities
Depreciation and Amortization	—	24,874	—	24,874	28,182
Amortization of Loan Fees	—	3,388	—	3,388	—
Impairment Loss	—	32,330	—	32,330	2,200
Gain on Sales of Assets	—	(6,886)	—	(6,886)	(10,371)
Cumulative Effect of a Change in Accounting Principle	—	—	—	—	1,866
Abandoned Acquisitions Costs	—	—	—	—	748
Restructuring Charge	—	777	—	777	1,353
Litigation Charge	—	2,525	—	2,525	—
Provision for Bad Debt	2,835	1,736	93	1,829	1,231
Compensation Expense-Directors' Fees	—	104	35	139	237
Compensation Expense-Stock Options	—	210	—	210	268
Minority Interest	616	2,712	118	2,830	5,024
Operating Distributions from Joint Venture	—	—	—	—	2,456
Equity in Income from Unconsolidated Subsidiaries	—	(96)	(4)	(100)	(1,077)
Changes in Other Assets and Liabilities: Receivables and Other Assets
Receivables and Other Assets	(423)	(13,196)	2,425	(10,771)	(10,355)
Accounts Payable and Other Liabilities	(8,081)	(1,715)	(4,618)	(6,333)	5,663
Tenant Security Deposits	(1,531)	(327)	(14)	(341)	(376)
Reserves for Costs During Liquidation	(11,085)	—	—	—	—

Net Cash Provided (Used) by Operating Activities	(2,247)	10,749	(856)	9,893	45,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Acquisitions of Real Estate and Capital Expenditures Capital Improvements
Improvements	(11,062)	(40,462)	—	(40,462)	(108,418)
Proceeds from Sales of Real Estate	336,233	90,779	107,101	197,880	85,360
Reimbursements of Development Costs from Related Party	—	—	—	—	7,450
Advance to Joint Venture	—	(127)	—	(127)	—
Investment in Unconsolidated Subsidiaries	1,370	—	—	—	—
Capital Distribution from Joint Venture	—	—	—	—	29,352

Net Cash Provided by Investing Activities	326,541	50,190	107,101	157,291	13,744

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Line of Credit Agreements	18,000	28,310	10,000	38,310	195,607
Repayments Under Line of Credit Agreements	(69,267)	(75,424)	(50,039)	(125,463)	(238,186)
Principal Payments of Notes Payable	(68,794)	(8,339)	(59,046)	(67,385)	(36,028)
Proceeds from Issuance of Notes Payable	—	16,212	—	16,212	57,203
Restricted Cash	188	823	—	823	(2,090)
Dividends and Liquidating Distributions Paid	(5,482)	(24,665)	(5,433)	(30,098)	(39,317)
Issuance of Stock- Net	—	—	—	—	41
Redemption of Preferred Shares/Units	(128,578)	—	—	—	—
Distributions Made to Minority Interest Unitholders	(349)	(5,236)	(356)	(5,592)	(5,864)

Net Cash Used by Financing Activities	(254,282)	(68,319)	(104,874)	(173,193)	(68,634)

Net Increase (Decrease) in Cash and Cash Equivalents	70,012	(7,380)	1,371	(6,009)	(9,754)
Cash and Cash Equivalents at Beginning of Period	5,110	11,119	3,739	11,119	20,873

Cash and Cash Equivalents at End of Period	$75,122	$3,739	$5,110	$5,110	$11,119

Continued

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR
THE PERIODS DECEMBER 16, 2000 TO DECEMBER 31, 2000 (LIQUIDATION BASIS) AND
JANUARY 1, 2000 TO DECEMBER 15, 2000 (GOING CONCERN BASIS) AND
FOR THE YEAR ENDED DECEMBER 31, 1999 (GOING CONCERN BASIS)

(in thousands)

(continued)

	2001	Period 1/1/00 to 12/15/00 (Going Concern Basis)	Period 12/16/00 to 12/31/00 (Liquidation Basis)	Total 2000	1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for Interest, Net of Capitalized Amounts	$18,258	$45,169	$1,638	$46,807	$37,447

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustments to Liquidation Basis of Accounting (Note 1)	$(10,458)		$(85,228)	$(85,228)

Assets Contributed to Investment in Unconsolidated Subsidiaries					$(65,442)

Notes Payable and Obligations Relieved from Sale of Real Estate	$178,239

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

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

        The Company currently expects that not later than the end of the second quarter of 2002 any then remaining assets (which may include direct or indirect interests in real property) and liabilities will be transferred to a liquidating trust, although there can be no assurance in this regard. The dissolution of the Company will occur after all remaining assets and liabilities are transferred to a liquidating trust. With the transfer to a liquidating trust, the liquidation will be completed for tax purposes, although one or more distributions of the remaining cash and net proceeds from future asset sales is expected to occur subsequent to the establishment of a liquidating trust. In connection with the Plan of Liquidation, the Company retained DDR Real Estate Services, Inc. ("DDRRES"), an affiliate of Developers Diversified Realty Corporation, to serve as the Company's third-party liquidator. Under this arrangement, DDRRES has been, and will be, providing property, asset and construction management services and leasing services for the Company's properties.

        At December 31, 2001, the Company owned an approximately 98.3% economic interest in the Operating Partnership and is its sole general partner.

        At December 31, 2001, the Company, primarily through the Operating Partnership and subsidiaries of the Operating Partnership, owned interests in 18 retail shopping centers. Fourteen (14) of the properties are located in California, two in Washington, one in Oregon, and one in Utah. The Company has elected to qualify as a real estate investment trust ("REIT") for federal income tax purposes. Although it is expected that the Company will continue to qualify as a REIT for the period prior to the distribution of the Company's remaining assets to the common stockholders (including the transfer of remaining assets to a liquidating trust), no assurance can be given that the Company will not lose or terminate its status as a REIT as a result of unforeseen circumstances.

Basis of Presentation

        As a result of the adoption of the Plan of Liquidation and its approval by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuation of real estate held for sale is based on current contracts, estimates as determined by independent appraisals and other indications of sales value. The valuations of other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of December 31, 2001 and 2000, respectively. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

        The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership and their direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The 1.70% limited partner interest in the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Income Taxes

        Income taxes have not been provided because the Company believes that it has met all requirements in 2001, 2000 and 1999 to qualify as a REIT under Sections 856-860 of the Internal Revenue Code, including the distribution of at least 90% (with respect to 2001) or 95% (with respect to 2000 and 1999) of ordinary taxable income to stockholders. Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, depreciation, rental revenue, and sales of assets. The reported amounts of the Company's net assets at December 31, 2001 were less than their tax basis for federal income tax purposes by approximately $23,071,000 and greater than the federal tax basis at December 31, 2000 by $4,482,000.

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

Restricted Cash

        At December 31, 2001 Restricted Cash includes $6,593,000 for deposits on property sales transactions. At December 31, 2001 and 2000, Restricted Cash also includes amounts required to be held in escrow accounts as specified by certain of the Company's notes payable in the amounts of $2,223,000 and $9,004,000, respectively, which is used to pay for insurance, taxes, and capital expenditures pertaining to the real estate that collateralizes the notes payable.

Accounts Receivable

        Accounts receivable is net of an allowance for doubtful accounts of approximately $7,021,000 and $5,537,000 at December 31, 2001 and 2000, respectively.

Amortization

        Prior to the Company adopting the liquidation basis of accounting, deferred loan fees, direct lease costs and certain other costs were amortized using the straight-line method over the related estimated life. Upon the adoption of the liquidation basis of accounting in 2000, deferred loan fees of $364,000 were written off to reflect the balances at their net realizable value. Direct lease costs and other costs directly associated with real estate were grouped with real estate for purposes of comparing carrying amounts to their net realizable value, and if such amounts when aggregated with real estate exceeded the net realizable value, these costs were written off.

Financial Instruments

        The carrying values reflected in the consolidated statement of net assets at December 31, 2001 and 2000 reasonably approximate the fair values for cash and cash equivalents, receivables, accounts payable, and line of credit advances. Additionally, as the Company currently expects that the liquidation will be substantially complete not later than the second quarter of 2002, the net realizable value of notes payable approximates the fair value. In making such assessment, the Company has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate.

Minority Interest

        At December 31, 2001, minority interest included approximately 562,000 common units of limited partnership interests in subsidiaries of the Company at their expected settlement amount.

        At December 31, 2000 minority interest included the stated value ($25 per unit) of the 400,000 Series 1997-A Preferred Units of limited partnership interest in the Operating Partnership ("Preferred Units"), plus the Change in Control Preference totaling $10,500,000, and approximately 1,556,000 common units at their expected settlement amount. The Company redeemed all of the outstanding Preferred Units on April 3, 2001 for an aggregate amount of $10,500,000 in cash.

        During 2001, approximately 517,000 common units were exchanged for approximately 517,000 shares of common stock of the Company, approximately 470,000 common units were redeemed in connection with the sale of certain real estate properties, and approximately 7,000 common units were redeemed for cash.

Common Stock

        Common stock consists of 70,000,000 authorized shares at a par value of $.01 per share. At December 31, 2001 and 2000, 32,853,608 and 32,336,622 shares were outstanding, respectively. The Company is authorized to issue 20,000,000 shares of excess stock at a par value of $.01 per share.

Mandatorily Redeemable Preferred Stock

        At December 31, 2000, the Company had an obligation to redeem all outstanding shares of Series 2000-C Convertible Preferred Stock ("Series 2000-C Preferred Stock") of the Company no later than September 30, 2001. Therefore, this Preferred Stock was classified as mandatorily redeemable preferred stock at December 31, 2000.

        The Company redeemed all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001 for an aggregate of $115,500,000 in cash.

        Preferred Stock consists of 10,000,000 authorized shares at a par value of $.01 per share. 4,800,000 shares are designated as Series 2000-C Convertible Preferred at December 31, 2001 and 2000. At December 31, 2001 and 2000, 0 and 4,400,000 shares of Series 2000-C Stock were outstanding, respectively.

Liquidation Basis of Accounting

        On December 16, 2000, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale as of December 31, 2001 and 2000 is based on current contracts, estimates as determined by independent appraisals and other indications of sales value, net of (i) estimated selling costs and (ii) anticipated capital expenditures during the remaining liquidation period of approximately $6,337,000 and $21,351,000, respectively. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variations include, among other factors, the possibility that assets currently under contract may not be sold on the terms currently provided in those contracts or at all, and the other risk factors discussed under Forward-Looking Statements and Certain Risk Factors beginning on page one of this Annual Report on Form 10-K.

Adjustments to Net Assets in Liquidation

        The net adjustment at December 16, 2000, required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, amounted to a negative adjustment to Net Assets in Liquidation of $85,228,000, which is included in the Consolidated Statements of Changes in Net Assets (liquidation basis) for the period December 16, 2000 to December 31, 2000. In 2001, the Company recorded an additional negative adjustment of $10,458,000 to Net Assets in Liquidation. Significant increases (decreases) in the carrying value of net assets are summarized (in thousands) as follows:

	January 1, 2001 through December 31, 2001	December 16, 2000 through December 31, 2000
Increase to reflect estimated net realizable values of certain real estate properties	$60	$28,388
Deferral of appreciated gain on real estate properties	—	(15,584)
Recognition of deferred gain on sale of certain properties	6,466	—
Decrease to reflect estimated net realizable value of certain real estate properties	(19,009)	(56,004)
Write-off of other assets	—	(21,802)
Increase (decrease) to reflect net realizable value of investments in unconsolidated subsidiaries	(916)	1,763
Deferral of appreciated gain on investments in unconsolidated subsidiaries	—	(1,763)
Reserve for estimated costs during the period of liquidation	2,321	(19,116)
Liquidation Preference on Series 2000-C Preferred Stock and Preferred Units (See Note 8)	—	(6,000)
Write-off of deferred debt costs	—	(364)
Effect on minority interest of adjustment to liquidation basis	620	5,254

Adjustments to reflect the change in Net Assets in Liquidation	$(10,458)	$(85,228)

        The adjustments to reflect the change in Net Assets in Liquidation are included in the Consolidated Statements of Changes in Net Assets in the accompanying financial statements.

Adjustment to Deferred Gain on Real Estate Assets

        Adjusting assets to estimated net realizable value resulted in the write-up of certain real estate properties. The anticipated gains associated with the write-up of these real estate properties have been deferred until their sales. The amount of Deferred Gain on Real Estate Assets at December 31, 2000 was $17,347,000. During 2001, the Deferred Gain on Real Estate Assets was adjusted as follows:

Deferred Gain at December 31, 2000	$17,347,000
Deferred Gain recognized upon sale	(6,466,000)
Reduction in property valuations	(5,062,000)

Decrease in Deferred Gain	(11,528,000)

Deferred Gain at December 31, 2001	$5,819,000

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and one or more trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid out over the liquidation period, which would include the duration of any liquidating trust that may be formed.

        The following table reflects the composition of the Company's Reserve for Estimated Costs During the Period of Liquidation as of December 31, 2000, subsequent payments and adjustments, and the balance at December 31, 2001:

	Balance at December 31, 2000	Payments	Adjustments	Balance at December 31, 2001
Severance	$9,541,000	(3,722,000)	(4,279,000)	$1,540,000
Tax liability protection for Operating Partnership Unitholders	3,000,000	(564,000)	(1,836,000)	600,000
Appraiser costs, liquidator fees, trustee and advisor fees	2,525,000	(1,917,000)	567,000	1,175,000
Legal and other professional Fees	1,190,000	(2,616,000)	3,256,000	1,830,000
Office expenses	660,000	(492,000)	146,000	314,000
Other	2,200,000	(1,774,000)	(176,000)	250,000

Total	$19,116,000	(11,085,000)	(2,322,000)	$5,709,000

        In 2001, adjustments to the Company's Reserve for Estimated Costs During the Period of Liquidation of approximately $2,322,000 included the forfeiture of severance benefits by two senior officers of the Company in the aggregate amount of approximately $4,800,000 (see Note 19). In addition, the Company reduced its continuing tax protection obligations by approximately $1,836,000 by negotiating with applicable Operating Partnership unitholders at the time of the Company's sale of certain of its properties. These reductions were partially offset by a reallocation of approximately $3,256,000 to legal and other professional fees and $567,000 to appraiser, liquidator and trustee fees.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 had a significant impact on its financial statements.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually. In addition, the standard includes provision for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 142 had a significant impact on its financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effect of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

Revenue Recognition

        Prior to the adoption of the liquidation basis of accounting, rental revenue was generally recognized on a straight-line basis over the life of the lease. Subsequent to the adoption of the liquidation basis of accounting, straight-line rent assets were grouped with real estate for purposes of comparing such balances to their net realizable value, and if such amounts when aggregated with real estate exceeded the net realizable value, such costs were included in the write-off of other assets as part of the adjustment to liquidation basis of accounting. Revenue based on a percentage of tenants' sales is recognized when tenants exceed their sales breakpoint.

Net Income (Loss) Per Share

        Net income (loss) per share is calculated using the weighted average number of shares outstanding during each year.

        The following table is the reconciliation from the basic to the diluted EPS computations for "net income (loss)" for 2001, 2000 and 1999 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2001	2000	1999
Numerator:
Net Income (loss)	$15,422	$(34,578)	$18,087
Less:
Dividends Paid to Preferred Stockholders	(2,249)	(6,667)	(5,600)
Liquidation Preference on Series 2000-C Preferred Stock	—	(5,500)	—

Income (loss) Available to Common Stockholders for Basic and Diluted Earnings Per Share	13,173	(46,745)	$12,487
Denominator:
Shares for Basic and Diluted Earnings Per Share — Weighted Average Shares Outstanding	32,450	32,312	32,062

Basic and Diluted Earnings Per Share	$0.41	$(1.45)	$0.39

        Basic earnings per share is calculated on the weighted average shares of common stock outstanding during the period. Diluted earnings per share includes the effect of all potential common shares. In 2001, shares from conversion of Operating Partnership units were excluded from the diluted earnings per share calculations because they were anti-dilutive. In 2000 and 1999, dividends and shares from conversion of preferred stock and minority interest and shares from the conversion of Operating Partnership units were excluded from the diluted earnings per share calculations because they were anti-dilutive.

        Options to purchase 892,250, 978,250 and 3,371,750 shares of common stock at exercise prices ranging from $11.31 to $18.88 per share were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the market price of the common stock of the Company.

Cumulative Effect of Change in Accounting Principle

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires that entities expense the costs of start-up activities and organization costs as incurred. The Company was required to adopt the SOP in the first quarter of 1999 as a cumulative effect of a change in accounting principle. The implementation of this SOP caused the Company to write-off unamortized organization costs of approximately $1,866,000 in 1999.

2.    REAL ESTATE AND REAL ESTATE HELD FOR SALE

        SUMMARY: Real estate held for sale at December 31, 2001 and 2000 is summarized as follows (in thousands):

	December 31,
	2001	2000
Retail Centers	$212,274	$742,850
Other	—	677

Total Real Estate Held for Sale	$212,274	$743,527

        The Company's real estate is leased to tenants under leases expiring at various dates through 2089. Certain of these leases contain provisions for rent increases based on consumer price indices and certain leases contain renewal options of up to 55 years. Future minimum rental income to be received by the Company under the terms of these operating leases (excluding future minimum rental income after the date of sales for real estate sold in 2002) is as follows at December 31, 2001 (in thousands):

Year Ending December 31,
2002	$8,430
2003	7,860
2004	6,836
2005	5,969
2006	4,896
Later Years	29,321

Total	$63,312

        At December 31, 2001, eight wholly-owned properties were pledged as collateral for notes payable described in Note 4 (five of these properties were sold subsequent to December 31, 2001). In addition, the notes payable are secured by assignments of rents on such real estate. Certain real estate is located on land which is subject to noncancelable ground leases expiring at various dates through 2089 with minimum annual lease payments of approximately $1,091,000 (excluding lease payments after the date of sales for real estate sold in 2002).

        BANKRUPTCY REMOTE PROPERTIES: Six properties having a net realizable value of approximately $82,544,000 at December 31, 2001, (collectively the "Bankruptcy Remote Properties," and each a "Bankruptcy Remote Property") are wholly-owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

        On November 30, 1998, the Company, through a subsidiary, entered into a purchase and sale agreement (the "Agreement") whereby the Company sold, at its cost, a portion of the improvements made by the Company to the historic commercial portion of its development project known as 1000 Van Ness (the "Project") to Historic Van Ness, LLC ("Historic Van Ness"). The purchase price of $15,118,000 was paid by Historic Van Ness by it assuming the same amount of the Company's construction loan on the Project. The Company had an option (the "Option") during the period from January 1, 2005 to December 31, 2006 to purchase the interest of the investor member of Historic Van Ness for an amount equal to the then fair market value (as defined in the Option Agreement) of such interest. As a result, this transaction was accounted for by the Company as a financing transaction. The improvements purchased by Historic Van Ness are considered to be Qualified Rehabilitation Expenditures ("QRE") for Federal income tax purposes (as defined in the Internal Revenue Code of 1986), which generates a rehabilitation tax credit (the "Historic Tax Credit"). The construction loan assumed by Historic Van Ness matured in December 2000, was extended until December 2001, and was repaid in full in January 2002.

        Simultaneously with the Agreement, the Company through two subsidiaries entered into a Master Lease Agreement and Master Sublease Agreement (the "Master Leases") with Historic Van Ness, whereby one of the subsidiaries leased the remaining historic commercial portion of the Project to Historic Van Ness and the other subsidiary subleased from Historic Van Ness certain retail space contained within the remaining historic commercial portion of the Project. The Master Leases commenced on December 1, 1998 and have a term of forty-five years and forty years for the Master Lease and Master Sub-Lease, respectively. Both leases would terminate should the Company exercise the Option to buy out the investor member of Historic Van Ness. The Agreement also stipulates that the Company's subsidiary pay Historic Van Ness $320,000 for each calendar year that the Master Lease is in effect for the use of the common area of the historic commercial portion of the Project (the "Common Area Lease").

        At December 31, 2001, future net minimum lease payments to be made by the Company's subsidiaries under the terms of the Master Leases and Common Area Lease were $14,967,000, which are reflected in notes payable in the accompanying consolidated balance sheet (see Note 4). Lease payments made through February 28, 2002 were $206,250.

        In connection with the above agreements, the Company had guaranteed, within certain circumstances and limits, the Historic Tax Credits of the investor member in Historic Van Ness, which maximum amount, depending on those certain circumstances and limits, was estimated to be between $3,300,000 and $4,400,000.

        The property was sold on February 28, 2002 and the Company was relieved of the above mentioned guarantee obligations.

3.    INVESTMENTS IN JOINT VENTURES

        During 1998, the Operating Partnership and the State of California Public Employees' Retirement System ("CalPERS") formed BPP Retail, LLC ("BPP Retail") to acquire neighborhood, community, promotional and specialty shopping centers in the western United States. The Company served as the manager of BPP Retail's assets and was entitled to receive fees for asset management, leasing, acquisitions and dispositions activities. During the years ended December 31, 2000 and 1999, respectively, the Operating Partnership earned asset and property management, leasing and acquisition fees from BPP Retail totaling approximately $768,000 and $5,078,000, respectively.

        On September 30, 2000, CalPERS exercised its right under the joint venture agreement between CalPERS and the Company to terminate the Company's role as managing member of BPP Retail, and the Company concurrently received $250,000 for the sale of its investment interest in the joint venture. As a result, the Company is no longer engaged in fee generating asset management, leasing, acquisition and disposition activity under the joint venture.

        In addition, the Company owned a 25% interest in each of two limited liability companies, each of which owned one shopping center. Prior to the adoption of the liquidation basis of accounting, the Company accounted for these investments under the equity method. Subsequent to the adoption of the liquidation basis of accounting, these investments were adjusted to their net realizable value based on amounts estimated in independent appraisals. During 2001, the Company sold its interest in one of the limited liability companies for sales proceeds of approximately $2,168,000. Subsequent to December 31, 2001, the Company sold its interests in the remaining limited liability company for sales proceeds of approximately $1,886,000.

        The Investment in Unconsolidated Subsidiaries at December 31, 2001 and 2000 amounted to $1,886,000 and $5,131,000, respectively. Income from Unconsolidated Subsidiaries was $0, $100,000 and $1,077,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

4.    NOTES PAYABLE

        Notes payable are summarized as follows (in thousands):

	December 31,
	2001	2000
Collateralized Mortgage-Backed Securities — principal and interest paid monthly at rates ranging from 6.76% to 9.20%; maturing at dates from 2006 to 2026	$71,301	$221,874
Bank Construction Loan — interest only paid monthly; variable rate at LIBOR plus 2.25% or at prime (approximately 8.87% at December 31, 2000); repaid April 2001	—	43,761
Bank Construction Loan — interest only paid monthly; variable rate at LIBOR plus 2.25% or at prime (approximately 9.50% at December 31, 2000); matured December 2000, repaid February 2001	—	8,836
Bank Construction Loan — principal and interest paid monthly; variable rate at LIBOR plus 3.00% or at prime plus 0.50% (approximately 7.84% at December 31, 2001); matured December 2001, repaid January 2002	14,967	23,801
Insurance Companies — principal and interest paid monthly at rates ranging from 7.49% to 10.13%; maturing at dates from 2001 to 2017; repaid during 2001	—	12,169
Pension Fund — principal and interest paid monthly at 9.50%, maturing in 2005; repaid March 2001	—	6,637
Other — principal and interest paid monthly at 4.28-10.00%; maturing at dates from 2001 to 2028	15,936	32,159

Total Notes Payable	$102,204	$349,237

        Interest expense for the years ended December 31, 2001, 2000 and 1999 is reported net of capitalized interest totaling approximately $0, $7,516,000 and $6,156,000, respectively.

        Subsequent to December 31, 2001, notes payable of $65,610,000 were repaid or assumed by purchasers of properties. Principal maturities on the notes payable (excluding principal maturities on notes payable after the date of sales for real estate sold in 2002) are summarized as follows (in thousands):

Year Ending December 31,
2002	$568
2003	616
2004	664
2005	741
2006	803
Later Years	33,202

Total	$36,594

5.    LINE OF CREDIT ADVANCES

        The Company had a credit facility from CMF Capital Company, LLC (a subsidiary of General Electric Capital Corporation (the "GE Facility") which was secured by various mortgages. Borrowings under this facility bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.50%. At December 31, 2000, borrowings of approximately $48,767,000 were outstanding. During 2001, the Company repaid all outstanding indebtedness under this credit facility and the facility was terminated. The Company also maintained a $2,500,000 secured credit facility with Union Bank (the "Union Bank Facility") which was secured by a mortgage and an assignment of sales proceeds from a property. At December 31, 2000, borrowings of $2,500,000 were outstanding under this facility. The facility bore interest at a per annum rate of LIBOR plus 2.00% or prime and matured in November 2000. The Union Bank facility was repaid and terminated in February 2001. At December 31, 2000, the weighted average rate of interest on the advances under the lines of credit was 9.38%.

6.    SALES OF REAL ESTATE

        During 2001, the Company disposed of 35 shopping centers and a parcel of undeveloped land. In February 2001, the Company sold the Puget Park and Cameron Park shopping centers for aggregate sales proceeds of approximately $18,953,000. In March 2001, the Company sold the Richmond shopping center for sales proceeds of approximately $10,381,000. In April 2001, the Company sold a portfolio of 19 shopping centers for aggregate sales proceeds of approximately $288,501,000. This portfolio included the 580 Marketplace, Arcade Square, Buena Vista, Centerwood, Creekside, Discovery Plaza, Gateway Plaza, Hallmark Town Center, Menifee Town Center, Prospector's Plaza, Ralphs Center, San Marcos Plaza, Shasta Crossroads, Silver Creek Plaza, Southampton, Stoney Point Plaza, Summerhills Plaza, Sunset Center and Westminster shopping centers. Also in April 2001, the Company sold the Pleasant Hill shopping center for sales proceeds of approximately $62,416,000. In May 2001, the Company sold the Design Market shopping center for sales proceeds of approximately $14,300,000. In August 2001, the Company sold the Olympiad Plaza shopping center for sales proceeds of approximately $11,763,000. In September 2001, the Company sold the Keizer Creekside shopping center for sales proceeds of approximately $5,898,000. In October 2001, the Company sold 2.9 acres of undeveloped land located in Pleasant Hill, California, for sales proceeds of approximately $2,200,000. In December 2001, the Company sold a portfolio of eight shopping centers for aggregate sales proceeds of approximately $91,797,000. This portfolio included Greentree Plaza, Silver Plaza, Mission Plaza, Plaza de Monterey, Farmington Village, Park Manor, Cruces Norte, and the Fremont Hub shopping centers. Also, in December 2001, the Company sold its 25% interest in Ladera shopping center for sales proceeds of approximately $2,168,000. Gains or losses on these transactions are included in the adjustment to liquidation basis in the accompanying consolidated financial statements.

        During 2000, the Company disposed of seven shopping centers, two office/industrial properties, one residential land parcel, and one leasehold interest in a shopping center. In April 2000, the Company sold its interest in the residential parcel of its Downtown Pleasant Hill development project for approximately $2,980,000, resulting in a loss of approximately $20,000. In April 2000, the Company sold the Chambers Creek shopping center for approximately $3,250,000, resulting in a gain of approximately $438,000. In July 2000, the Company sold the Scripps Ranch office building for approximately $5,550,000, resulting in a gain of approximately $555,000. In August 2000, the Company sold the Santee Village Square shopping center and its leasehold interest in the Bear Creek shopping center for aggregate sales proceeds of approximately $10,025,000, resulting in a gain of approximately $335,000. In October 2000, the Company sold the Anacomp office building for approximately $21,300,000, resulting in a gain of approximately $1,672,000. On December 5, 2000, the Company sold the Meridian Village shopping center and the San Diego Factory Outlet Center for an aggregate of approximately $48,700,000, resulting in an aggregate gain of approximately $3,906,000. On December 29, 2000, the Company sold the La Mancha shopping center, the Plaza at Puente Hills and the Valley Central shopping centers for an aggregate of approximately $109,900,000, resulting in an aggregate gain of approximately $12,804,000 which is included in the adjustment to liquidation basis in the accompanying consolidated financial statements.

7.    DIVIDENDS AND LIQUIDATING DISTRIBUTIONS

        The status of the common stock dividends and liquidating distributions for 2001, 2000 and 1999 for Federal income tax purposes is as follows:

	2001	2000	1999
Taxable Portion:
Ordinary	—	—	62.2%
Capital Gain	—	38.0%	4.5%

Total Taxable	—	38.0%	66.7%
Return of Capital	100%	62.0%	33.3%

Total	100%	100%	100%

8.    ISSUANCE OF SECURITIES

        CONVERTIBLE PREFERRED STOCK: In December 1997, the Company and the Operating Partnership issued an aggregate of 2,800,000 shares of Series 1997-A Convertible Preferred Stock, par value $.01 per share ("Series 1997-A Preferred Stock"), and an aggregate of 1,600,000 Series 1997-A Preferred Units of limited partnership interest ("Preferred Units"), respectively, in private placements to Westbrook Burnham Holdings, L.L.C. and Westbrook Burnham Co-Holdings, L.L.C. (collectively, "Westbrook") and Blackacre SMC Master Holdings, LLC ("Blackacre"). On August 31, 2000, the Company, the Operating Partnership, Westbrook and Blackacre entered into an Exchange Agreement, which was amended on September 11, 2000, pursuant to which Westbrook and Blackacre exchanged their respective Preferred Units for the same number of shares of Series 1997-A Preferred Stock. Westbrook then exchanged its 2,800,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock (together with the Series 1997-A Preferred Stock, the "Preferred Stock") and Blackacre exchanged its 1,600,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock.

        The Exchange Agreement and the terms of the Series 2000-C Preferred Stock gave the holders of the Series 2000-C Preferred Stock, among other things, the right to (A) receive a Change of Control Preference (i.e. an aggregate amount of cash equal to $115,500,000, plus accrued dividends and distributions, plus 5% of any accrued and due dividends and distributions) from the net proceeds of sales of assets as part of the Plan of Liquidation and (B) require the Company to redeem the Series 2000-C Preferred Stock in any event on or after September 30, 2001 for the amount of the Change of Control Preference.

        The Company redeemed all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001 for an aggregate of $115,500,000 in cash.

        PREFERRED OPERATING PARTNERSHIP UNITS: On December 31, 1997, 2,000,000 Preferred Units of the Operating Partnership were issued at a price of $25.00 per unit. Subject to certain conditions, Preferred Units were exchangeable at the option of the holder for preferred stock on a 1-for-1 basis. Each Preferred Unit had substantially identical distribution and liquidation rights as each share of preferred stock. In August 2000, 1,600,000 Preferred Units were exchanged for the same number of Series 1997-A Preferred Stock and then subsequently for the same number of Series 2000-C Preferred Stock (see "Convertible Preferred Stock" above). At December 31, 2000, 400,000 Preferred Units were outstanding and are classified as minority interest and were reserved for issuance upon the potential redemption of 400,000 Preferred Units.

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

        During 2001 and 2000, approximately 517,000 and 40,000 Operating Partnership common units were exchanged for approximately 517,000 and 40,000 shares of common stock of the Company, respectively. At December 31, 2001 and 2000, there were approximately 562,000 and 1,556,000 common units of limited partnership interest outstanding in subsidiaries of the Company, respectively. At December 31, 2001 and 2000, approximately 446,000 and 1,432,000 shares of common stock were reserved for issuance upon the potential redemption of approximately 446,000 and 1,432,000 Partnership Units, respectively.

9.    PRICE RANGE OF COMMON STOCK

        Common stock of the Company is listed on the New York Stock Exchange under the symbol "BPP." The following table sets forth the high and low sale prices of the common stock, as reported by the New York Stock Exchange and the per share common distributions paid by the Company for each calendar quarter during 2001 and 2000.

Quarter Ended	Market Quotation High	Market Quotation Low	Common Distributions Paid
March 31, 2001	$5.46	$4.56		$.0000
June 30, 2001	5.12	4.60		.1000	(1)
September 30, 2001	5.25	4.77		.0000
December 31, 2001	5.50	3.85		1.2500	(1)
March 31, 2000	$10.56	$6.00	$	..2625
June 30, 2000	7.94	6.25		.2625
September 30, 2000	7.50	4.88		.1000
December 31, 2000	6.13	4.00		.1000	(1)

(1)
As a result of the approval of the Plan of Liquidation on December 15, 2000, this payment was a liquidating distribution.

        Market quotations are from the New York Stock Exchange. At December 31, 2001 and 2000, there were 1,560 and 1,753 holders of record of the Company's shares, respectively.

10.  STOCK OPTIONS

        The Company has a Stock Option and Incentive Plan which is administered by the Compensation and Governance Committee of the Board of Directors. A maximum of 2,950,000 shares of common stock are reserved for issuance upon the exercise of options or other stock-based awards that may be granted under the plan. Options granted expire 10 years from the date of grant. The plan, as amended and restated in 1997, also provided for grants from such reserved shares to each non-employee director of the Company of restricted shares of the Company's common stock in lieu of cash compensation. Restricted stock vests in three equal annual installments from the date of grant or earlier upon such person's termination of service as director. On January 5, 2001, the Board of Directors of the Company amended the plan to eliminate the automatic grant of restricted shares of common stock to the Company's non-employee directors. Through December 31, 2001, 288,327 shares had been purchased pursuant to the exercise of options under the plan, unexercised options for 892,250 shares are outstanding (of which 32,000 are subject to future vesting requirements), and options or other awards for 1,437,020 shares are available for future awards under the plan. Because the Company is in the process of implementing its Plan of Liquidation, the Company does not expect to grant any additional stock-based awards under the Stock Option and Incentive Plan.

        Activity under the stock option plan is summarized below:

	Number of Shares	Exercise Price Per Share
Outstanding, January 1, 1999	1,920,373	12.09- 18.88
Granted	575,000	11.31- 11.63
Expired	(39,123)	18.56- 18.63
Canceled	(84,500)	12.50- 14.50

Outstanding, December 31, 1999	2,371,750	11.31- 18.88
Expired	(3,000)	16.97
Canceled	(1,390,500)	11.31- 14.50

Outstanding, December 31, 2000	978,250	$11.31-$18.88
Expired	(2,000)	15.20
Canceled	(84,000)	11.31- 14.50

Outstanding, December 31, 2001	892,250	$11.31-$18.88

        The following table summarizes information concerning options outstanding and exercisable at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2001	Remaining Contractual Life-Weighted Average	Exercise Price-Weighted Average	Number at December 31, 2001	Exercise Price-Weighted Average
$11.31-$12.88	728,500	5.08 years	$12.42	696,500	$12.47
$14.50-$16.20	75,250	2.39 years	$15.41	75,250	$15.41
$17.59-$18.88	88,500	1.76 years	$18.43	88,500	$18.43

	892,250			860,250

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized in 2001, 2000 or 1999.

        As a result of the Company's adoption of the Plan of Liquidation, which contemplates the sale of all the Company's assets, and because the exercise price is greater than the market price of the Company's common stock, the Company's stock options are estimated to have no value. Accordingly, no information has been provided for 2001 and 2000. Had compensation cost for the Company's stock option plan been recognized for the year ended 1999 based on the fair value at the grant date for awards consistent with the provisions of FAS No. 123, the Company's income available to common stockholders and basic earnings per share would have been reflected as the pro forma amounts below (in thousands, except per share amounts):

1999
Income Available to Common Stockholders — Pro Forma	$12,057
Basic Earnings Per Share — Pro Forma	.38

        The pro forma effect on net income for 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The estimated fair value of options granted under the Company's stock option plan during 1999 was approximately $808,500 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 8.0% dividend yield, volatility of 25%, risk free rate of return of 6.00% and expected lives of five years. The estimated fair value of options granted are subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. The above weighted-average assumptions are an approximation of historical information and are not intended to represent future events or trends.

11.  TRANSACTIONS WITH RELATED PARTIES

        In December 1998, the Company entered into an operating lease for a corporate office in Emeryville, California. The landlord is a partnership in which the Company's former president and chief executive officer had an economic interest. The lease commenced on January 1, 1999 with a five-year term. Monthly lease payments are approximately $11,460, with a three percent annual increase. During 1999, as part of its restructuring plan (see Note 12), the Company sub-leased this space to a third party. The sub-lease commenced on August 1, 1999, with a four-year term and monthly rent payments of approximately $12,500. On October 9, 2001, the sublessee filed for bankruptcy, rejected the lease and ceased paying rent under the sublease as of November 9, 2001. The premises are currently vacant.

        On September 11, 2000, the Company entered into an agreement with the SA Group (comprised of Schottenstein Stores Corporation and certain of its affiliates (the "Schottenstein Group"), Michael L. Ashner and Susan Ashner) pursuant to which, among other things, the Company and the SA Group granted each other mutual general releases and the SA Group agreed to dismiss the pending litigation in the United States District Court for the District of Maryland. The Company elected Jay L. Schottenstein and Michael L. Ashner to the Company's Board of Directors and appointed Mr. Schottenstein to serve as Co-Chairmen of the Board of Directors. The SA Group agreed to vote their shares in favor of the Plan of Liquidation and for the Company's nominees for director. The Company agreed, subject to certain limited conditions, to allow the SA Group to purchase up to 19.9% of the Company's common stock under the Company's Shareholder Rights Plan. To reimburse the SA Group for expenses incurred in connection with its litigation and to settle such litigation, the Company paid the SA Group an aggregate of $2,500,000.

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

        On April 9, 2001, in order to encourage Scott C. Verges to remain as Chief Executive Officer and President during the course of the Company's liquidation, the Company entered into a retention agreement (the "Retention Agreement") with Mr. Verges which modified the benefits to be provided to Mr. Verges pursuant to the terms of his severance agreement with the Company. Under the Retention Agreement, the Company agreed to loan to Mr. Verges, in three separate tranches, a total amount equal to the total severance payment to which Mr. Verges would have been entitled under the terms of his severance agreement. During 2001, the Company's loaned Mr. Verges $1,200,000. This loan was repaid in full in February 2002.

        On February 22, 2002, the Company sold its interest in the Lake Arrowhead Village shopping center to LAV, LLC, an entity formed by Scott C. Verges, the Company's Chief Executive Officer, and Daniel B. Platt, the Company's Chief Financial Officer, for a net purchase price of approximately $19.1 million. Under the Purchase and Sale Agreement, dated as of November 26, 2001, as subsequently amended on February 12, 2002, (1) LAV LLC agreed to assume all of the outstanding mortgage indebtedness secured by the center in satisfaction of the payment of the purchase price, (2) the Company advanced $2 million (the "Construction Credit") into an escrow account to be controlled by the mortgage lender from which LAV LLC may draw amounts necessary to fund the costs of significant structural repairs to the center's seawall and parking garage, and (3) Messrs. Verges and Platt personally agreed to repay a $500,000 portion of the Construction Credit advance and $377,000 of certain other credits in 30 equal monthly installments. The $19.1 million of outstanding mortgage indebtedness assumed by LAV LLC bears interest at an annual rate of 9.20%, matures in 2011 and cannot be prepaid until 2011. Messrs. Verges and Platt also separately agreed to forfeit all severance benefits, which would have cost the Company an aggregate of approximately $4.8 million, which they otherwise would have been entitled to receive no later than January 15, 2002.

        In connection with this transaction, the Company received a fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. to the effect that the consideration to be received by the Company is fair to the Company from a financial point of view.

        The Company has engaged MBV Law, formerly known as Mandel Buder & Verges, for legal services. The Company's Chief Executive Officer is a non-equity employee of MBV Law. Legal expenses incurred to MBV Law for the years ended 2001, 2000, and 1999 were $1,384,000, $2,057,000, and $2,017,000, respectively.

12.  RESTRUCTURING

        On September 30, 2000, CalPERS exercised its right under the joint venture agreement with the Company to terminate the Company's role as managing member of BPP Retail, LLC. As a result, the Company laid off 42 employees, completely closed two offices, and reduced the size of two other offices. The Company estimated and recorded in the third quarter of 2000 a restructuring charge of approximately $2,144,000. During the fourth quarter of 2000, the Company charged $1,444,000 of costs against the reserve and the remaining $700,000 of costs was charged to the reserve in the first quarter of 2001, thus fully utilizing the reserve.

13.  COSTS ASSOCIATED WITH PURSUIT OF STRATEGIC ALTERNATIVES

        In June 1999, the Company received an unsolicited, contingent proposal from the Schottenstein Group to negotiate a business combination in which the Company would be merged into an acquisition affiliate of Schottenstein Stores Corporation.

        In connection with the evaluation of the Schottenstein Group's proposal, the Company's pursuit of all of its strategic alternatives, the Company's negotiations and consummations of agreements with the SA Group and its Preferred Stockholders, the Company's adoption and implementation of the Plan of Liquidation and the Company's defending against certain litigation incidental to the foregoing, the Company incurred significant costs for financial advisory, legal and other services. For the years ended December 31, 2001, 2000, and 1999, the Company incurred approximately $0, $7,695,000 and $4,548,000, of these related costs.

14.  RETIREMENT SAVINGS PLAN

        The Company has a contributory Retirement Savings Plan (the "401(k) Plan"). The maximum contribution is 15% of annual salaries of which up to 3% is matched by the Company up to 75% of employee contributions, subject to limitations imposed by the Internal Revenue Service. The Company's contributions to this plan for 2001, 2000 and 1999 were approximately $35,000, $119,000, and $124,000, respectively.

        In December 2001, the 401(k) Plan was amended, effective January 1, 2002, to permit contributions by employees of portions of any bonus or severance payments, provided, however, that in no event is the Company obligated to make a matching contribution with respect to any such contribution.

        In February 2002, the 401(k) Plan was further amended to eliminate the requirement that dividends and distributions paid with respect to the Company's common stock be automatically reinvested in additional shares of the Company's common stock owned by the 401(k) Plan.

15.  OPERATING LEASES

        The Company leases office space under various operating leases that expire at various times through 2007. Rental expense under these operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $629,000, $1,132,000, and $985,000, respectively. During 1999, in connection with its restructuring plan (see Note 12), the Company closed three of its corporate offices. In September 2000, in connection with the termination of the Company's role as managing member of BPP Retail as described in Note 3, the Company closed two other offices. Subsequent to the closing of these offices the Company sub-leased the spaces to third parties. These sub-leases expire at various dates through 2003. In October 2001, one of the subleases declared bankruptcy, ceased paying rent in November 2001 and vacated its subleased premises.

        In August 2001, in connection with the Plan of Liquidation, the Company amended the lease for its headquarters corporate offices to delete a significant portion of its premises, effective in mid-September 2001. In connection with such deletion, the Company was relieved of its obligation to pay rent on such space as of January 1, 2002. Additionally, the Company has guaranteed the rent for such space given up through December 31, 2002.

        In March 2002, the Company entered into an agreement to assign the remainder of its headquarters corporate offices, effective in June 2002, and will have no further responsibility for such space after such time.

        Approximate minimum future lease payments, net of the related sub-lease payments, under these operating leases at December 31, 2001, are as follows (in thousands):

For Years Ending December 31,	Lease Payments	Sub-lease Receipts	Net Lease Payments
2002	$354	$(99)	$255
2003	201	(35)	166

Total	$555	$(134)	$421

16.  QUARTERLY FINANCIAL DATA (Unaudited)

        Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands, except per share amounts):

	Total Revenues	Income (Loss) Available to Common Stockholders		Income (Loss) Available to Common Stockholders Basic and Diluted
2001:
First	$25,277	$3,216		$0.10
Second	13,698	3,435		0.11
Third	13,352	3,799		0.12
Fourth	11,910	2,723		0.08

Total	$64,237	$13,173		$0.41

2000:
First	$31,060	$(80)		$(0.002)
Second	29,650	(3,723)		(0.12)
Third	30,600	(39,133)		(1.21)
Fourth	29,900	1,691	(1)	(0.12	)(1)

Total	$121,210	$(41,245	)(1)	$(1.45	)(1)

(1)
The fourth quarter Income Available to Common Stockholders was reduced by the $5.5 million liquidation preference to preferred stockholders to calculate Loss Available to Common Stockholders per share.

17.  SEGMENT INFORMATION

        During 2000, the Company sold its two remaining office buildings. As a result, at December 31, 2001 and 2000, the Company only has one reportable segment: retail operating properties.

        At December 31, 1999, the Company had two reportable segments: Retail Operating properties and Office/Industrial properties. The Company focused its investments on retail shopping centers located in major metropolitan areas. The Company also owned interests in two office and industrial properties which it considered non-strategic and therefore did not allocate a material amount of Company resources to this segment. For the years ended December 31, 2001, 2000, and 1999, there was no tenant of the Company that accounted for 10% or more of the total revenues of the Company.

        The Company's accounting policies for these segments at December 31, 1999 were the same as those described in the summary of significant accounting policies in Note 1. The Company evaluated the performance of its assets within these segments based on the net operating income of the respective property. Net operating income was calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance and other owner's expenses). The summary of the Company's operations by segment for 1999 is as follows (in thousands):

	1999
	Retail	Office	Total
Rental Revenues	$123,236	$2,855	$126,091

Net Operating Income	$85,510	$2,743	$88,253

Real Estate at December 31	$999,941	$29,332	$1,029,273

        The following table reconciles the Company's reportable segments' rental revenues and net operating income to consolidated net income of the Company for the years ended December 31, 1999 (in thousands):

1999
Revenues:
Total Rental Revenues for Reportable Segments	$126,091
Fee Income	5,078
Interest Revenue	1,641

Total Consolidated Revenues	$132,810

Net Operating Income:

Total Net Operating Income for Reportable Segments	$88,253

Additions:
Fee Income	5,078
Interest Revenue	1,641
Income from Unconsolidated Subsidiaries	1,077
Gain on Sales of Real Estate	10,371

Total Additions	18,167

Less:
Interest Expense	38,209
General and Administrative Expenses	7,581
Restructuring Charge	1,353
Litigation	440
Abandoned Acquisition Costs	748
Defense Costs	4,548
Impairment Write-offs	2,200
Depreciation and Amortization	26,364
Minority Interest	5,024

Total Deductions	86,467

Net Income Before Extraordinary Item	19,953
Cumulative Effect of a Change in Accounting Principle	(1,866)

Net Income	$18,087

        The following table reconciles the total real estate for the reportable segments to consolidated assets for the Company at December 31, 1999 (in thousands):

1999
Total Real Estate for Reportable Segments	$1,029,273
Other Real Estate	7,021

Total Real Estate	$1,036,294
Accumulated Depreciation	(65,494)

Real Estate- Net	970,800
Other Assets	64,215

Consolidated Assets	$1,035,015

        Other Real Estate includes assets related to the corporate offices of the Company, which are not included in segment information.

18.  CONTINGENCIES

        During 1999 and 2000, there were three lawsuits filed in the Superior Court of the State of California, County of San Diego, against the Company, its Board of Directors and/or certain of its current or former officers. In February 2001 the Company reached an agreement in principle providing for the settlement of these three actions and all claims that could have been asserted in those actions. On June 4, 2001, the Court preliminarily approved the settlement, and on September 28, 2001, the Court entered an order of final approval. Under the settlement with the plaintiffs, the Company has agreed to certain restrictions regarding the composition of its Board of Directors and disposal of its assets. The Company also made available for review by plaintiffs the proxy statement in connection with the 2000 Annual Meeting. The Company has paid $1.9 million in attorneys' fees to plaintiffs' counsel (of which insurers covered $1.75 million). Time for appeal has expired and the settlement has become final. The settlement extinguishes the claims of all class members, other than those who have opted out.

        In April 2001, a lawsuit was filed in the Superior Court of the State of California, County of San Bernardino, against the Company by a tenant of a Company-owned property. The complaint alleges, among other things, fraudulent concealment, fraudulent misrepresentation and breach of contract. The lawsuit was also filed against the immediate former owner of the property. The Company believes that all of the fraud claims, as well as possibly the breach of contract claims, result from actions that occurred prior to the Company's ownership of the property and that such claims, if valid, should accrue to the prior owner and not to the Company. The Company has tentatively settled this lawsuit and does not expect that the settlement will have a material adverse effect on the Company.

        Also in April 2001, a lawsuit was filed in the Superior Court for the County of Orange, California by approximately ten tenants at the Company's Lake Arrowhead property. The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants' leases. The complaint alleges, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (CAM). The complaint is not specific as to the timing of the alleged violations nor against whom each allegation is made. In addition, the complaint does not specify the amount of monetary damages being sought. Although the Company believes that, in any event, many of the claims relate to actions taken by the prior owner of the property, it is difficult for the Company to assess the merits of the complaint due to its lack of specificity. The Company therefore filed a demurrer with the Court objecting to the lack of specificity. The Court agreed with the Company and ordered the plaintiffs to amend their complaint accordingly. The plaintiff subsequently amended the complaint sufficient to comply with the Court's order although nothing therein alters the Company's position as to the case. The Company continues to strongly dispute substantially all of the allegations raised in the complaint and is vigorously defending against the lawsuit.

        On January 11, 2002 a complaint for breach of contract and constructive fraud was filed against the Company by the State of California Public Employees' Retirement System ("CalPERS") and its affiliate, U.S. Retail Partners, LLC (the "CalPERS Joint Venture Entity"). The complaint seeks damages on account for approximately $860,000 in landslide repairs made to a property owned by the CalPERS Joint Venture Entity and arises out of the Company's prior ownership interest in the CalPERS Joint Venture Entity. The Company answered the complaint against it and affirmatively alleged that the complaint was time-barred, that the matters alleged in the complaint had been formally released by CalPERS, and that the matters alleged in the complaint had been formally waived by CalPERS. A mediation was held on March 12, 2002, at which time a $350,000 settlement was agreed to. The terms of the settlement include a full and complete release of the Company for any and all prior relationships with CalPERS and the CalPERS Joint Venture Entity.

        During 2001, the Operating Partnership filed a suit to establish that the Community Land Corporation ("CLC"), the landlord under the ground lease for the Company's Marin Gateway property, breached the lease by refusing to consent to a proposed assignment of the lease in connection with a proposed sale of the property. CLC filed a cross-complaint seeking to establish breaches of the lease by the Operating Partnership. On February 19, 2002, the parties entered into a conditional settlement agreement that would resolve all claims. Terms of the settlement provide that CLC shall purchase the Operating Partnership's interest in the property for $20,750,000, subject to lender consent, with closing occurring no later than December 31, 2002. As part of such settlement, the Operating Partnership is required to take back as part of the purchase price a 9% interest-only note in the amount of $2,000,000 payable in full five years (but callable by the Company after one year with a principal reduction of $100,000) following the close of escrow and a 7.2% interest-only note in the amount of $2,750,000 due December 27, 2002. Upon the close of escrow, the Operating Partnership is required to pay CLC $500,000, which releases the Operating Partnership from any further obligations under the lease. The settlement is expected to be final during the second quarter of 2002.

        The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. It is the opinion of the Company's management that the outcome of such matters will not have a material adverse effect on the Company's financial statements or its business.

19.  SEVERANCE PLANS

        In June 1999, the Company adopted severance plans for executives, management and all other employees. These agreements provide that in the event of a Change of Control and other terminating events, as defined in the agreements, the Company's personnel are entitled to severance payments. In December 2000, as a result of the Change of Control occurring upon the adoption of the Plan of Liquidation, the Company accrued approximately $9,541,000 for the estimated severance amounts to be paid, which is included in the Reserve for Estimated Costs During the Period of Liquidation in the accompanying financial statements.

        At December 31, 2001, the estimated severance amount to be paid is approximately $1,540,000. Such amount excludes approximately $4,800,000 forfeited by two senior officers.

20.  SUBSEQUENT EVENTS

        Subsequent to December 2001, the Company disposed of 11 additional properties and a parcel of undeveloped land. In January 2002, the Company sold four shopping centers for aggregate sales proceeds of approximately $24,794,000. This portfolio included Ontario Village, Village East and Fairwood Square shopping centers and a leasehold interest in the James Village shopping center. Also in January 2002, the Company transferred the Mountaingate Plaza shopping center to its lender in full satisfaction of the Company's mortgage obligation. In February 2002, the Company sold the Lake Arrowhead Village shopping center (see Note 11) for a net purchase price of approximately $19,100,000 and a portfolio of two properties comprised of 1000 Van Ness and Hilltop Plaza for aggregate sales proceeds of approximately $15,000,000 in cash and 2,512,778 shares of Developers Diversified Realty Corporation common stock at $20.21 per share for a total value of approximately $65,783,000. Also in February 2002, the Company sold a parcel of undeveloped land located in La Mesa, California, for sales proceeds of approximately $55,000. In March 2002, the Company sold the Santa Fe Springs shopping center for sales proceeds of approximately $19,665,000, its leasehold interest in the Brickyard Plaza shopping center for sales proceeds of approximately $750,000, and its 25% interest in the Margarita Plaza shopping center for approximately $1,886,000.

        On February 22, 2002, a liquidating distribution of approximately $15,026,000 ($0.45 per share/partnership unit) was paid to common stockholders/unitholders. On March 12, 2002, a liquidating distribution of approximately $10,017,000 ($0.30 per share/partnership unit) was paid to common stockholders/unitholders. Also on March 12, 2002, the Company made a liquidating distribution of 0.07525 of a share of common stock of Developers Diversified Realty Corporation for each share of the Company's common stock and each common unit of limited partnership interest.

        In late January 2002, House2Home, which is operating in bankruptcy, ceased paying rent at the Company's Simi Valley Plaza shopping center. As a result, the property no longer produces enough cash income to make the required debt service payments to the lender. The Company and the lender are jointly working with a potential purchaser of the property. If this transaction does not close, the Company has notified the lender of its intention to transfer the property to the lender in full satisfaction of its mortgage obligation. The Company is currently carrying the property at a net realizable value equal to the mortgage amount. Therefore, the transfer of the property to either a purchaser or the lender will have no effect on current estimated net realizable value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding the Directors and Executive Officers

        The following table and biographical descriptions set forth certain information with respect to our Directors, as well as our executive officers who are not Directors, based on information furnished to us by the Directors and the executive officers. There is no family relationship between any Director and executive officer of the Company. Each Director holds office until the next annual meeting of stockholders and until his or her successor, if any, is elected and qualifies or until his or her earlier death, resignation or removal in the manner provided in the Company's charter. Each executive officer holds office until the first meeting of the Board of Directors following the next annual meeting of stockholders and until his successor is elected and qualifies or until his earlier death, resignation or removal in the manner provided in the Company's Bylaws.

Name	Age	Position(s) Held
Scott C. Verges	48	Chief Executive Officer and President
Daniel B. Platt	55	Executive Vice President and Chief Financial Officer
Michael L. Rubin	56	Senior Vice President, Chief Operating Officer and Secretary
Marc T. Artino	48	Senior Vice President — Finance and Treasurer
Michael L. Ashner.	49	Director
William P. Dickey	59	Director
Curtis Greer	50	Director
Ronald L. Havner, Jr.	44	Director
Nina B. Matis	54	Director
Donne P. Moen	66	Co-Chairman of the Board of Directors
Jay L. Schottenstein	47	Co-Chairman of the Board of Directors

        The principal occupation for the last five years of each of the Directors and executive officers, as well as other related information, is set forth below.

Director Biographies

        MICHAEL L. ASHNER became a Director in September 2000. He has been the Chief Executive Officer of Winthrop Financial Associates, a real estate investment banking firm, and its subsidiaries, since 1996; a Director and the Chief Executive Officer of Newkirk NL Holdings LLC, Newkirk Stock LLC and Newkirk RE Holdings LLC and their respective subsidiaries, which are commercial real estate operating and management companies, since 1997; and the President of Exeter Capital Corporation, a private real estate consulting company, since 1981. From 1994 until 1996, Mr. Ashner was the President, Co-Chairman and a Director of National Property Investors, Inc. From 1984 until 1996, Mr. Ashner was a Director and an Executive Officer of NPI Property Management Corporation. He currently serves as a Director of NBTY, Inc., a manufacturer and distributor of vitamins, and Greate Bay Hotel and Casino Corp., Inc.

        WILLIAM P. DICKEY became a Director in December 2000. Mr. Dickey has been President of The Dermot Company, Inc., a real estate investment company, since 1991. Prior to 1991, Mr. Dickey was a Partner at Cravath, Swaine & Moore, a New York law firm, and a Managing Director at The First Boston Corporation, a New York investment banking firm now known as Credit Suisse First Boston. He has been a Director of Kilroy Realty Corporation since 1997 and Mezzanine Capital Property Investors, Inc. since 1995.

        CURTIS GREER was elected to the Board by the holders of the Company's Series 2000-C Preferred Stock on December 15, 2000 following the 2000 Annual Meeting of Stockholders. Mr. Greer's tenure on the Board ended on April 3, 2001 when the Company redeemed all of the outstanding Series 2000-C Preferred Stock. However, pursuant to the Exchange Agreement (as defined and described under the section entitled "Certain Relationships and Related Transactions—Stockholders"), the Company subsequently elected Mr. Greer to the Board on April 3, 2001. Since 1999, Mr. Greer has been a managing principal of Westbrook Real Estate Counsel, L.L.C., based in Boston, Massachusetts. He was a law firm partner in private practice in New York, New York from 1991 to 1999 and in Boston, Massachusetts, prior to 1991. The principal focus of his legal practice was corporate and real estate finance. Mr. Greer's professional memberships include the Urban Land Institute and the National Association of Real Estate Investment Trusts ("NAREIT").

        RONALD L. HAVNER, JR. became a Director in December 2000. Mr. Havner has been Chairman, President and Chief Executive Officer of PS Business Parks, Inc. since 1998. PS Business Parks, Inc. is a self-advised, self-managed REIT that acquires, develops, owns and operates commercial properties, consisting primarily of multi-tenant office and industrial space. From 1996 until 1998, he was Chairman, President and Chief Executive Officer of American Office Park Properties, Inc., a predecessor of PS Business Parks, Inc. He was Senior Vice President and Chief Financial Officer of Public Storage, Inc. ("PSI"), a REIT, and certain other REITs affiliated with PSI, from 1986 until 1996. Mr. Havner became an officer of PSI in 1986, prior to which he was in the audit practice of Arthur Andersen & Company. He is a member of the American Institute of Certified Public Accountants, NAREIT and the Urban Land Institute. He is also a Director of Business Machine Security, Inc., a manufacturer of computer and office equipment security devices, and Mobile Storage Group, Inc., the largest international provider portable on-site storage solutions.

        NINA B. MATIS has been a Director since 1998. She is a partner in and member of the Executive Committee of the law firm of Katten Muchin Zavis, in Chicago, Illinois. She became a partner in the firm in September 1976. Ms. Matis has been an Executive Vice President of iStar Financial, Inc. since November 1999 and General Counsel of that company and its predecessors since 1998. During 1984 through 1987, she was Adjunct Professor at Northwestern University School of Law where she taught Real Estate Transactions. She is a member of the American College of Real Estate Lawyers, Ely Chapter of Lambda Alpha International, Chicago Finance Exchange, Urban Land Institute, REFF, Chicago Real Estate Executive Woman, The Chicago Network and The Economic Club of Chicago.

        DONNE P. MOEN has been a Director since 1996 and Co-Chairman of the Board since December 2000. He is the retired Vice Chairman of Union Bank in California, where he served in a variety of executive positions from 1963 until 1992. Mr. Moen has also been a member of the board of a number of civic and nonprofit organizations including The Los Angeles Library Foundation, Los Angeles Educational Partnership, Toberman Settlement House and Chadwick School.

        JAY L. SCHOTTENSTEIN became a Director and Co-Chairman of the Board in September 2000. He has been the Chairman of the Board and Chief Executive Officer of Schottenstein Stores Corporation, which is engaged in the retail furniture and real estate businesses, and American Eagle Outfitters, Inc., a specialty retailer, since 1992, and he has been the Chairman of the Board of Value City Department Stores, Inc. since 1992. He currently serves as a Director of American Eagle Outfitters, Inc. and Value City Department Stores, Inc.

Executive Officer Biographies

        SCOTT C. VERGES has been Chief Executive Officer and President of the Company since December 15, 2000. Prior to that time, Mr. Verges was General Counsel of the Company since January 1999 and Chief Administrative Officer since May 1999, and Interim Chief Executive Officer and Interim President since August 18, 2000, the date of J. David Martin's resignation. Since

June 1997, Mr. Verges has been associated with the law firm of MBV Law (formerly known as Mandel Buder & Verges). Prior to his association with MBV Law, Mr. Verges was a principal in the law firm of Cassidy & Verges, which he co-founded in 1990. Mr. Verges received his J.D. in 1980 from Boalt Hall School of Law at the University of California, Berkeley.

        DANIEL B. PLATT has been Executive Vice President and Chief Financial Officer of the Company since October 1995. Prior to 1994, Mr. Platt was Group Executive Vice President of Bank of America with responsibility for merging the real estate lending activities of the two banks upon Bank of America's acquisition of Security Pacific Bank in 1992. Mr. Platt joined Security Pacific Bank in 1990 as Executive Vice President responsible for creating a new real estate workout group and in 1991 was made Vice Chairman of the Real Estate Industries Group, where he assumed additional corporate management responsibilities for all real estate activities. Prior to joining Security Pacific Bank, Mr. Platt spent 20 years with Union Bank, where he was responsible for all real estate and commercial banking activities.

        MICHAEL L. RUBIN has been Senior Vice President since January 1998, Chief Operating Officer since December 2000 and Secretary since August 2000. Mr. Rubin has served as an officer of the Company since 1986 in various capacities and with various titles, including Regional Operating Officer, and has more than 25 years of commercial real estate experience. Mr. Rubin is a Certified Property Manager and licensed real estate broker.

        MARC T. ARTINO has been Senior Vice President-Finance and Treasurer since December 15, 2000. He was Vice President-Finance and Treasurer of the Company from January 1998 through December 15, 2000, and has over twenty years of financial management experience. Prior to joining the Company, Mr. Artino was the Chief Financial Officer for The Westvale Group, an institutional real estate investment advisory firm, since 1996. Prior to that time, Mr. Artino was the Vice President-Finance for the Trident Group from 1994 until 1996, and the Vice President and Controller for the Yarmouth Group Property Management, Inc. from 1989 until 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to such persons were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Directors

        For 2001, each Director received a quarterly cash retainer of $5,000 and a fee of $1,000 for each Board or committee meeting attended in person or by telephone. In addition, each Director who served as a chairperson of a committee received a quarterly cash payment of $1,000. The retainers and payments described above were paid on or after the last day of the applicable quarter. In January 2002, the Company paid each Director cash in the amount of $10,000 in recognition of the efforts of the Directors during 2001 in connection with the implementation of the Company's Plan of Liquidation. Ms. Matis declined to accept the payment.

Executive Officers

        The following table sets forth, for the last three completed fiscal years, the annual compensation awarded to our Chief Executive Officer and the three executive officers who earned in excess of $100,000 during 2001 (collectively, the "Named Executive Officers").

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position				Securities Underlying Options(#)		All Other Compensation
	Year	Salary	Bonus
Scott C. Verges President and Chief Executive Officer	2001 2000 1999	$250,000 225,000 200,000	$0 133,000 0	0 0 30,000	(1)	$0 0 0
Daniel B. Platt Executive Vice President and Chief Financial Officer	2001 2000 1999	$250,000 250,000 250,000	$0 8,000 0	0 0 0		$12,768 12,755 12,948	(2) (3) (4)
Michael L. Rubin Senior Vice President, Chief Operating Officer and Secretary	2001 2000 1999	$186,229 175,000 175,000	$0 0 1,000	0 0 0		$122,082 11,301 11,448	(5) (6) (7)
Marc T. Artino Senior Vice President — Finance and Treasurer	2001 2000 1999	$197,844 179,167 175,000	$0 0 1,000	0 0 0		$165,747 10,462 10,588	(8) (9) (10)

(1)
These 30,000 options to purchase shares of the Company's Common Stock were granted under the Company's Stock Option and Incentive Plan (the "Stock Option Plan").

(2)
Includes a $5,000 matching contribution under the Company's 401(k) plan, $1,768 in life, disability and AD&D insurance premiums paid by the Company and $6,000 for an auto allowance.

(3)
Includes a $5,000 matching contribution under the Company's 401(k) plan and $1,755 in life, disability and AD&D insurance premiums paid by the Company and $6,000 for an auto allowance.

(4)
Includes a $5,000 matching contribution under the Company's 401(k) plan and $1,948 in life, disability and AD&D insurance premiums paid by the Company and $6,000 for an auto allowance.

(5)
Includes a $3,522 matching contribution under the Company's 401(k) plan, $1,741 in life, disability and AD&D insurance premiums paid by the Company, $6,000 for an auto allowance and $110,819 in retention bonuses paid by the Company.

(6)
Includes a $3,573 matching contribution under the Company's 401(k) plan and $1,728 in life, disability and AD&D insurance premiums paid by the Company and $6,000 for an auto allowance.

(7)
Includes a $3,500 matching contribution under the Company's 401(k) plan and $1,948 in life, disability and AD&D insurance premiums paid by the Company and $6,000 for an auto allowance.

(8)
Includes a $3,056 matching contribution under the Company's 401(k) plan, $1,566 in life, disability and AD&D insurance premiums paid by the Company, $6,000 for an auto allowance, $119,048 in retention bonuses paid by the Company and $36,077 of incentive compensation related to the collection of accounts receivable.

(9)
Includes a $3,050 matching contribution under the Company's 401(k) plan and $1,412 in life, disability and AD&D insurance premiums paid by the Company and $6,000 for an auto allowance.

(10)
Includes a $2,875 matching contribution under the Company's 401(k) plan and $1,713 in life, disability and AD&D insurance premiums paid by the Company and $6,000 for an auto allowance.

Option Grants with respect to Fiscal Year 2001

        No options to purchase shares of Common Stock were granted under the Stock Option Plan to the Named Executive Officers listed in the Summary Compensation Table above or to any other employee of the Company during 2001.

Option Exercises and Year-End Holdings

        The following table sets forth information concerning the number and value of unexercised options to purchase Common Stock of the Company at the end of 2001. No Named Executive Officer exercised any options to purchase Common Stock during 2001.

Aggregated Fiscal Year-End 2001 Option Values

	Number of Securities Underlying Unexercised Options at December 31, 2001 (#)		Value of Unexercised In-the-Money Options at December 31, 2001 ($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Scott C. Verges	30,000	—	—	—
Daniel B. Platt	500,000	—	—	—
Michael L. Rubin	49,500	—	—	—
Marc T. Artino	46,000	—	—	—

(1)
Because the market value of the Company's Common Stock as of December 31, 2001 was less than the exercise prices for all outstanding options, none of the outstanding options were "In-the-Money" at the end of 2001.

Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation and Corporate Governance Committee are Messrs. Ashner, Dickey and Schottenstein. None of these individuals is an executive officer of the Company. Messrs. Ashner and Schottenstein are both parties to that certain SA Group Agreement, dated September 11, 2000, by and among the Company, Schottenstein Stores Corporation and certain of its affiliates and Michael L. Ashner and Susan Ashner, as more fully described under "Part III—Item 13. Certain Relationships and Related Party Transactions—Stockholders." At other times between January 1, 2001 and May 30, 2001 (the date of the 2001 Annual Meeting of Stockholders), the following individuals also served as members of the Compensation and Corporate Governance Committee: Ronald J. Kravit, James D. Klingbeil and Phillip S. Schlein.

Severance and Employment Arrangements

        Severance and Retention Agreements.    The Company recognized that, as is the case with many publicly held corporations, the possibility of a change in control of the Company exists and that such possibility, and the uncertainty and questions which it may raise among senior management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders. Therefore, the Company determined that severance arrangements may be appropriate to reinforce and encourage the continued attention and dedication of the senior executives to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control.

        An executive compensation consultant retained by the Company in 1999 assisted the Company in the implementation of severance incentive packages for the Company's executives. In order to ensure the stable operation of the Company in the face of potential hostile takeovers and/or some other change in control, the adoption of the severance arrangements was deemed to be appropriate. Consequently, on June 30, 1999, the Company entered into Senior Executive Severance Agreements ("Severance Agreements") with its most senior executives (including Messrs. Verges and Platt) whose leadership and management expertise was deemed vital to the continued operation of the Company's business.

        The approval of the Plan of Liquidation by the stockholders at the 2000 Annual Meeting of Stockholders constituted a change in control for purposes of the Severance Agreements. In general, the Severance Agreements provide that following a "change in control" of the Company, the benefits provided thereunder become payable upon (A) the termination of the employment by the senior executive by the Company without "cause" or the termination of the employment of the senior executive for "good reason" during the 12 month period following the change in control, or (B) the voluntary termination of employment by the senior executive for any reason during a 30-day period one year after the change in control. In particular, the Severance Agreements provide that in these circumstances the Company shall pay the senior executive an aggregate of three times such senior executive's then current annual base salary plus three times such senior executive's then current target annual bonus. In addition, the Severance Agreements provide for the continuation of health, dental and life insurance and other welfare benefits for 36 months, as well as the reimbursement of excise tax liabilities that may arise in connection with the benefits provided pursuant thereto.

        In order to encourage Mr. Verges to remain as Chief Executive Officer and President during the course of the Company's liquidation, the Company and Mr. Verges entered into a retention agreement on April 9, 2001 which modified the benefits to be provided to Mr. Verges pursuant to the terms of his Severance Agreement (the "Retention Agreement"). Under the Retention Agreement, the Company agreed to loan to Mr. Verges, in three separate tranches, a total amount equal to the total severance payment to which Mr. Verges would have been entitled under the terms of his Severance Agreement. The loans were to have been forgiven if Mr. Verges remained employed by the Company until the "Termination Date," or if his employment was terminated for "good reason" or by reason of death or disability. For purposes of the Retention Agreement, the "Termination Date" occurs on the earliest to occur of (i) the conveyance of all the Company's assets and liabilities into a liquidating trust, (ii) the sale of all of the Company's real estate assets or all of the outstanding securities of the Company or (iii) January 15, 2002. The loans were also to have been forgiven if Mr. Verges was terminated by the Company other than for "cause" prior to the Termination Date or if his employment was terminated by reason of death or disability. The loans, however, were to be payable in full by Mr. Verges if Mr. Verges' employment was terminated prior to the Termination Date for cause or if Mr. Verges terminated his employment prior to the Termination Date other than for good reason. If the loans were forgiven, the Company would also pay to Mr. Verges an amount equal to the amount of the reimbursement for excise tax liabilities provided for under Mr. Verges' Severance Agreement and Mr. Verges would be eligible for health, dental and life insurance and other welfare benefits for

36 months. Pursuant to the terms of the Retention Agreement, Mr. Verges agreed, upon the Company's request, to act as liquidating trustee of any liquidating trust formed by the Company in connection with executing the Plan of Liquidation.

        On November 26, 2001, each of Messrs. Verges and Platt entered into a Contingent Termination of Severance Agreement with the Company pursuant to which they agreed, subject to certain conditions, to forfeit all of the severance benefits which they would have otherwise been entitled to receive no later than January 15, 2002. As a result of the Company's sale of the Lake Arrowhead Village shopping center in February 2002 to an entity formed by Messrs. Verges and Platt, the conditions to the forfeiture of Messrs. Verges' and Platt's severance benefits were satisfied, all of such severance benefits were forfeited and Mr. Verges repaid the aforementioned loans. For a complete description of the Lake Arrowhead Village transaction, see "Part III—Item 13. Certain Relationships and Related Transactions—Lake Arrowhead Village."

        Severance Plans.    Broad based severance plans were also adopted in June 1999 for the remaining employees. These plans were intended to reinforce and encourage the continued attention and dedication of the Company's employees to their assigned duties, as well as to assist the Company in recruiting new employees, notwithstanding the possibility, threat or occurrence of a change in control of the Company.

        Under the Executive Severance Plan (which covers employees in senior management positions), if a covered employee's employment is terminated by the Company without "cause" or by the executive for "good reason" within 24 months following a change in control of the Company, such employee is entitled to receive an amount equal to two times the sum of his or her current annual base salary and his or her average bonus as determined over the prior three years. Under the Management Severance Plan (which covers management employees not otherwise covered by a severance plan or agreement), if a covered employee is terminated by the Company without "cause" or by the executive for "good reason" within 24 months following a change in control of the Company, such member shall be entitled to receive an amount equal to the sum of his or her current annual base salary and his or her average bonus as determined over the prior three years. Under the Rank and File Severance Plan (which covers the remainder of the work force), if a covered employee is terminated by the Company without "cause" or if his or her employment is "deemed terminated" within 12 months following a change in control of the Company, such employee shall be entitled to receive an amount equal to the sum of (A) three months base salary and (B) one additional week's base salary for each year of employment. Under all of these severance plans, health, dental, life insurance and other welfare benefits are continued for a period equivalent to the measurement used to determine the amount of the individual's severance payments. In January 2001, the Company modified the welfare benefit provisions of the broad based severance plans described in this paragraph to reflect the fact that the Company may not be in existence for the full period during which such benefits were originally to be provided.

        The approval of the Plan of Liquidation by the stockholders at the 2000 Annual Meeting of Stockholders constituted a change in control for purposes of the Executive Severance Plan, the Management Severance Plan, and the Rank and File Severance Plan.

        Employee Bonus Retention Plans.    Because the Company recognized the uncertainty which the Plan of Liquidation created among its employees, the Company determined to reinforce and encourage the continued attention and dedication of its employees to their assigned duties without distraction. Therefore, in October 2000, following the adoption of the Plan of Liquidation by the Company's Board of Directors, the Company adopted a broad based Retention Plan (the "2000 Retention Plan"). Under the 2000 Retention Plan, each full-time employee (including Messrs. Rubin and Artino, but excluding Messrs. Verges and Platt) who remained in the employment of the Company through December 31, 2000 received a cash bonus equal to 12 1/2% of such employee's then current base salary and each such employee who continued in employment through March 31, 2001 received an additional 12 1/2% of such employee's then current base salary.

        In February 2001, the Company adopted an additional Retention Plan (the "2001 Retention Plan"). Under the 2001 Retention Plan, each full-time employee (including Messrs. Rubin and Artino, but excluding Messrs. Verges and Platt) who remained in the employment of the Company through June 30, 2001 received a bonus equal to 10% of such employee's then current base salary, each employee who remained in the employment of the Company through September 30, 2001 received an additional 10% of such employee's then current base salary, and each employee who remained in the employment of the Company through December 31, 2001 received an additional 15% of such employee's then current base salary. In addition, under the 2001 Retention Plan, each eligible employee who remains employed by the Company through March 31, 2002, will be eligible to receive a payment out of a bonus pool equal to 30% of the total base salaries of all eligible employees. The amount any individual will be awarded out of this bonus pool will be determined by the Compensation and Governance Committee of the Board of Directors in its sole discretion.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Management

        The following table sets forth certain information with respect to the beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of Common Stock as of February 1, 2002 by (A) each Director, (B) the Named Executive Officers, and (C) all Directors and executive officers of the Company as a group. The percentages in the following table are based on 32,854,639 shares of Common Stock outstanding as of March 26, 2002.

	Amount and Nature of Beneficial Ownership(1)
Name and Address of Beneficial Owner (1)
	Number		Percent
Marc T. Artino	46,000		*
William P. Dickey	125		*
Curtis Greer.	125		*
Ronald L. Havner, Jr	125		*
Nina B. Matis	7,925	(2)	*
Donne P. Moen	24,875	(3)	*
Daniel B. Platt	526,872	(4)	1.6%
Michael L. Rubin.	76,064	(5)	*
Jay L. Schottenstein and Michael L. Ashner.	3,247,165	(6)	9.9%
Scott C. Verges	42,000		*
All Directors and executive officers of the Company as a group (11 persons)	3,971,276		11.9%

*
less than 1%

(1)
Based upon information provided by the individuals listed above, such persons have the sole power to vote and dispose of all such shares except for (i) the following number of shares included in the table which are not yet outstanding which the following persons have the right presently to acquire under outstanding options that are vested or will vest within 60 days: Mr. Verges—30,000, Mr. Platt—500,000, Mr. Artino—46,000 and Mr. Rubin—49,500 and (ii) as set forth in the following notes. Because the market value of the Company's Common Stock as of February 1, 2002 was less than the exercise prices for all outstanding options, none of the outstanding options were "In-the-Money."

(2)
The shares listed for Ms. Matis are owned by Katten Muchin Zavis, a law firm in which Ms. Matis is a partner. Ms. Matis has sole voting and shared dispositive power with respect to these shares.

(3)
Includes 18,875 shares of Common Stock as to which Mr. Moen shares the power to vote and dispose.

(4)
Includes (i) 11,172 shares which are held in a 401(k) plan as of December 31, 2001 (ii) 2,500 shares of Common Stock held in an IRA for Mr. Platt's wife to which Mr. Platt disclaims any beneficial ownership or economic interest, and (iii) 13,200 shares of Common Stock beneficially owned by a trust in which Mr. Platt has a beneficial interest.

(5)
Includes (i) 18,064 shares which are held in a 401(k) plan as of December 31, 2001, (ii) 310 shares of Common Stock held in an IRA for the benefit of Mr. Rubin's wife to which Mr. Rubin disclaims any beneficial or economic interest, (iii) 260 shares of Common Stock held in an IRA for the benefit of Mr. Rubin, and (iv) 7,930 shares of Common Stock as to which Mr. Rubin shares the power to vote and dispose.

(6)
Schottenstein Stores Corporation ("SSC"), certain affiliates of SSC (including Jay L. Schottenstein), Michael L. Ashner and Susan Ashner are a "group" for purposes of Rule 13d-5 of the Exchange Act. Jay L. Schottenstein has shared voting and dispositive power with respect to 2,976,600 shares of Common Stock, Michael L. Ashner has sole voting and dispositive power with respect to 184,565 shares of Common Stock, and Susan Ashner has sole voting and dispositive power with respect to 200 shares of Common Stock. In addition, Michael L. Ashner has shared voting and dispositive power with respect to 86,000 shares of Common Stock, of which 85,000 are held by a limited liability company of which he is the managing director. Mr. Ashner disclaims beneficial ownership with respect to 76,500 of such shares of Common Stock.

Beneficial Ownership of Certain Others

        The following table sets forth the beneficial ownership of Common Stock as to each person, group or entity that is known by the Company to have beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act) more than 5% of the Company's Common Stock as of December 31, 2001. Such information is based upon filings received by the Company under the Exchange Act and other representations made by such beneficial owners. All percentages have been calculated as of March 26, 2002 and are based upon 32,854,639 shares of Common Stock outstanding at the close of business on such date.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner
	Number	Percent
Morgan Stanley, Dean Witter & Co. (1) 1585 Broadway New York, NY 10036	4,215,676	12.8%
Schottenstein Stores Corporation (2) 1800 Moler Road, Columbus, OH 43207	3,247,165	9.9%
Tanus Corporation (3) 31 West 52nd Street New York, NY 10019	2,098,170	6.4%

(1)
In its Schedule 13G/A filed under the Exchange Act on February 5, 2002, Morgan Stanley Dean Witter & Co. ("MSDW") and its wholly-owned subsidiary, Morgan Stanley Dean Witter

  Investment Management Inc. ("MSIM"), reported that (1) MSDW has shared voting and dispositive power with respect to 3,425,776 and 4,215,676 of such shares of Common Stock, respectively, and (2) MSIM has shared voting and dispositive power with respect to 3,417,200 and 4,207,100 of such shares of Common Stock, respectively.

(2)
Schottenstein Stores Corporation ("SSC"), certain affiliates of SSC (including Jay L. Schottenstein), Michael L. Ashner and Susan Ashner are a "group" for purposes of Rule 13d-5 of the Exchange Act. Jay L. Schottenstein has shared voting and dispositive power with respect to 2,976,600 shares of Common Stock, Michael L. Ashner has sole voting and dispositive power with respect to 184,565 shares of Common Stock, and Susan Ashner has sole voting and dispositive power with respect to 200 shares of Common Stock. In addition, Michael L. Ashner has shared voting and dispositive power with respect to 86,000 shares of Common Stock, of which 85,000 are held by a limited liability company of which he is the managing director. Mr. Ashner disclaims beneficial ownership with respect to 76,500 of such shares of Common Stock.

(3)
In its Schedule 13G filed under the Exchange Act on February 13, 2002, Tanus Corporation ("Tanus") and Deutsche Banc Alex. Brown Inc. ("DBAB") reported that (1) Tanus has sole voting and dispositive power with respect to 2,098,170 and 2,092,993 of such shares of Common Stock, respectively, and has shared dispositive power with respect to 4,400 of such shares of Common Stock, and (2) DBAB has sole voting and dispositive power with respect to 2,047,193 of such shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive Officers

        RELATIONSHIP WITH MBV LAW. Since January 1, 2001, the Company has engaged the services of MBV Law, formerly known as Mandel Buder & Verges, for legal services in the aggregate amount of approximately $3,441,000, of which $2,057,000 was for services rendered during 2001. Mr. Verges, the Company's President and Chief Executive Officer, is a non-equity employee of MBV Law and is entitled to devote a certain percentage of his time providing services to MBV Law pursuant to the terms of his employment with the Company. Prior to becoming Chief Executive Officer, Mr. Verges received up to approximately 10% of the gross revenues received by MBV Law from Mr. Verges' clients, including the Company. Subsequent to Mr. Verges becoming Chief Executive Officer, no portion of his compensation from MBV Law has been related to revenues received by MBV Law from the Company.

        LAKE ARROWHEAD VILLAGE. On February 22, 2002, the Company sold its interest in the Lake Arrowhead Village shopping center to LAV, LLC, an entity formed by Scott C. Verges, the Company's Chief Executive Officer, and Daniel B. Platt, the Company's Chief Financial Officer, for a net purchase price of approximately $19.1 million. Under the Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 26, 2001, as subsequently amended on February 12, 2002, (1) LAV, LLC has agreed to assume all of the outstanding mortgage indebtedness secured by the asset in satisfaction of the payment of the purchase price, (2) the Company agreed to advance $2 million (the "Construction Credit") into an escrow account to be controlled by the mortgage lender from which LAV, LLC may draw amounts necessary to fund the costs of significant structural repairs to the center's seawall and parking garage, and (3) Messrs. Verges and Platt personally agreed to repay a $500,000 portion of the Construction Credit advance and $377,000 of certain other credits in 30 equal monthly installments. The $19.1 million of outstanding mortgage indebtedness assumed by LAV, LLC bears interest at an annual rate of 9.20%, matures in 2011 and cannot be prepaid until 2011. Messrs. Verges and Platt also separately agreed to forfeit all severance benefits, which would have cost the Company an aggregate of approximately $4.8 million, which they otherwise would have been entitled to receive no later than January 15, 2002.

Stockholders

        SA GROUP AGREEMENT. On September 11, 2000, the Company entered into an agreement (the "SA Group Agreement") with SSC and certain of its affiliates and Michael L. Ashner and Susan Ashner (collectively, the "SA Group") pursuant to which, among other things, the Company and the SA Group granted each other mutual general releases and the SA Group agreed to dismiss its pending litigation against the Company and its Directors in the United States District Court for the District of Maryland. The Company elected Jay L. Schottenstein and Michael L. Ashner to the Company's Board of Directors, it appointed Mr. Schottenstein to serve as Co-Chairman of the Board of Directors, and it agreed to nominate such individuals for reelection to the Board at subsequent elections. The SA Group agreed to vote their shares in favor of the Plan of Liquidation and for the Company's nominees for Director. The Company agreed, subject to certain limited conditions, to allow the SA Group to purchase up to 19.9% of the Company's Common Stock under the Company's Shareholder Rights Plan.

        To reimburse the SA Group for expenses incurred in connection with its litigation and to settle such litigation, the Company paid the SA Group $1,000,000 in 2000 and paid the SA Group an additional $1,500,000 upon the redemption of the Company's Series 2000-C Preferred Stock in April 2001.

        EXCHANGE AGREEMENT. In December 1997, the Company and the Operating Partnership, issued an aggregate of 2,800,000 shares of Series 1997-A Convertible Preferred Stock, par value $.01 per share ("Series 1997-A Preferred Stock"), and an aggregate of 1,600,000 Series 1997-A Preferred Units of limited partnership interest ("Preferred Units"), respectively, in private placements to Westbrook Burnham Holdings, L.L.C. and Westbrook Burnham Co-Holdings, L.L.C. (collectively, "Westbrook") and Blackacre SMC Master Holdings, LLC ("Blackacre"). On August 31, 2000, the Company, the Operating Partnership, Westbrook and Blackacre entered into an Exchange Agreement, which was amended on September 11, 2000 (the "Exchange Agreement"), pursuant to which Westbrook and Blackacre exchanged their respective Preferred Units for the same number of shares of Series 1997-A Preferred Stock. Westbrook then exchanged its 2,800,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock and Blackacre then exchanged its 1,600,000 shares of Series 1997-A Preferred Stock for the same number of shares of Series 2000-C Preferred Stock.

        The Exchange Agreement and the terms of the Series 2000-C Preferred Stock gave the holders of the Series 2000-C Preferred Stock the right to (A) receive a Change of Control Preference (i.e., an aggregate amount of cash equal to $115,500,000, plus accrued dividends and distributions, plus 5% of any accrued and due dividends and distributions) from the net proceeds of sales of assets as part of the Plan of Liquidation; (B) require the Company to redeem the Series 2000-C Preferred Stock in any event on or after September 30, 2001 for the amount of the Change of Control Preference; (C) while any shares of Series 2000-C Preferred Stock were outstanding, elect two Directors to the Board of Directors; and (D) have the Company, after the date on which there are no longer any shares of Series 2000-C Preferred Stock outstanding, amend its Bylaws to increase the number of Directors elected by the Common Stockholders by one, to appoint Curtis Greer to hold the Board seat created thereby, and to nominate Mr. Greer for election to the Board of Directors at any subsequent meeting of the Company's stockholders at which an election of Directors would be held. On April 3, 2001, all outstanding shares of Series 2000-C Preferred Stock were redeemed by the Company and, accordingly, Mr. Greer was nominated for election to the Board of Directors at the 2001 Annual Meeting of Stockholders pursuant to the Exchange Agreement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        FINANCIAL STATEMENT SCHEDULES

  (a)
  The following financial statements and Independent Auditors' Report are included under Item 8.

    Independent Auditors' Report

    Consolidated Statements of Net Assets as of December 31, 2001 and 2000 (Liquidation Basis)

    Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2001 and for the Period December 16, 2000 to December 31, 2000 (Liquidation Basis) and Income (Loss) for the Period January 1, 2000 to December 15, 2000 and for the Year Ended December 31, 1999 (Going Concern Basis)

    Consolidated Statements of Stockholders' Equity for the Period January 1, 2000 to December 15, 2000 and the Year Ended December 31, 1999 (Going Concern Basis)

    Consolidated Statements of Cash Flows for the Year Ended December 31, 2001 and for the Periods December 16, 2000 to December 31, 2000 (Liquidation Basis) and January 1, 2000 to December 15, 2000 and for the Year Ended December 31, 1999 (Going Concern Basis).

    Notes to the Consolidated Financial Statements, December 31, 2001, 2000 and 1999.

  (b)
  REPORTS ON FORM 8-K

    Form of 8-K filed on November 28, 2001: Item 5, announcing that the Company's agreement to sell eighteen properties to Pacific Retail, L.P. ("Pacific Retail") had been amended to, among other things, reduce the number of properties to be sold to Pacific Retail from eighteen to fifteen.

  (c)
  EXHIBITS

2.1		Plan of Complete Liquidation and Dissolution (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, filed on November 28, 2000).
3(i	).1
Articles of Amendment and Restatement of Burnham Pacific Properties, Inc. (incorporated by reference to pages B-1 through B-13 of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, filed on March 31, 1997).
3(i	).2
Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series 1997-A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.2 of the Company's Form 8-K filed on January 14, 1998).
3(i	).3
Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series B Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on June 24, 1999).
3(i	).4
Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series 2000-C Convertible Preferred Stock (incorporated by reference to Exhibit 3(i).4 of the Company's Form 8-K filed on September 6, 2000).
3(ii	).1	Bylaws of the Company, as amended and restated on November 19, 1997 (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 16, 1997).

3(ii	).2	Text of February 9, 2000 Amendments to Bylaws (incorporated by reference to Exhibit 3(ii).2 of the Company's Form 8-K filed on February 10, 2000).
3(ii	).3	Text of April 5, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).3 of the Company's Form 8-K filed on April 10, 2000).
3(ii	).4	Text of May 31, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).4 of the Company's Form 8-K filed on June 1, 2000).
3(ii	).5	Text of August 14, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).5 of the Company's Form 8-K filed on August 17, 2000).
3(ii	).6	Text of August 27, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).6 of the Company's Form 8-K filed on August 28, 2000).
3(ii	).7	Text of August 30, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).7 of the Company's Form 10-Q filed on November 14, 2000).
3(ii	).8	Text of August 31, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).7 of the Company's Form 8-K filed on September 1, 2000).
3(ii	).9	Text of September 4, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).8 of the Company's Form 8-K filed on September 6, 2000).
3(ii	).10	Text of September 10, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).10 of the Company's Form 8-K filed on September 6, 2000).
3(ii	).11	Text of October 16, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).11 of the Company's Form 8-K filed on September 6, 2000).
3(ii	).12	Text of March 1, 2001 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).12 of the Company's Form 10-K filed on April 3, 2001).
*3(ii	).13	Text of March 28, 2002 Amendment to Bylaws.
4.1
Shareholder Rights Agreement, dated as of June 19, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 24, 1999).
4.2
Amendment No. 1 to Shareholder Rights Agreement, dated as of August 31, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A/A filed on November 7, 2000).
4.3
Amendment No. 2 to Shareholder Rights Agreement, dated as of September 11, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.3 of the Company's Form 8-A/A filed on November 7, 2000).
10.1
Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P. dated as of November 14, 1997 (incorporated by reference to Exhibit 10.1.1 of the Company's Form 8-K filed on December 16, 1997).
10.2
First Amendment to Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P., dated as of December 31, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 14, 1998).

10.3
Third Amendment to Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P., dated as of December 31, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 1, 1998).
10.4
Exhibit B to the Thirteenth Amendment to Agreement of Limited Partnership of Burnham Pacific Operating Partnership, L.P., dated as of December 31, 1997 (defining the rights of Preferred Units and common units of Burnham Pacific Operating Partnership, L.P.) (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K filed on April 3, 2001).
10.5
Agreement to Contribute among the Company, Burnham Pacific Operating Partnership, L.P. and the Contributors and Existing Partners of the Golden State Properties party thereto, dated as of December 5, 1997 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 16, 1997).
10.6+
Stock Option and Incentive Plan of the Company as amended and restated as of May 6, 1997 (the "Stock Option Plan") (incorporated by reference to Appendix D of the Company's Proxy Statement for its 1997 Annual Meeting).
10.7+	First Amendment to the Stock Option Plan, dated as of January 14, 1998 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on September 2, 1999).
10.8+	Second Amendment to the Stock Option Plan, dated as of January 5, 2001 (incorporated by reference to Exhibit 10.8 of the Company's Form 10-K filed on April 3, 2001.)
10.9+
Form of Indemnification Agreement among the Company and Burnham Pacific Operating Partnership, L.P., as indemnitors, and their Officers and Directors, as indemnitees, except Mr. Havner and Mr. Dickey (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K filed on April 3, 2001).
10.10+
Burnham Pacific Properties, Inc. Executive Severance Plan, dated as of June 19, 1999 (the "Executive Severance Plan") (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 9, 1999).
10.11+	First Amendment to the Executive Severance Plan, dated as of July 23, 1999, (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on August 9, 1999).
10.12+
Burnham Pacific Properties, Inc. Management Severance Plan, dated as of June 19, 1999 (the "Management Severance Plan"), (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on August 9, 1999).
10.13+	First Amendment to the Management Severance Plan, dated as of July 23, 1999, (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on August 9, 1999).
10.14+
Burnham Pacific Properties, Inc. Rank and File Severance Plan, dated as of June 19, 1999 (the "Rank and File Severance Plan") (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed on August 9, 1999).
10.15+	First Amendment to the Rank and File Severance Plan, dated as of July 23, 1999 (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed on August 9, 1999).

10.16+	Senior Executive Severance Agreement, dated as of June 30, 1999, between the Company and Daniel B. Platt (incorporated by reference to Exhibit 10.10 of the Company's Form 8-K filed on August 9, 1999).
10.17+	Senior Executive Severance Agreement, dated as of June 30, 1999, between the Company and Scott C. Verges (incorporated by reference to Exhibit 10.11 of the Company's Form 8-K filed on August 9, 1999).
10.18
Agreement, dated as of August 13, 2000, between the Company, Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., Blackacre SMC Master Holdings, L.P. and Blackacre SMC II Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on August 23, 2000).
10.19+	Separation Agreement, dated as of August 18, 2000, between the Company and J. David Martin (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on August 23, 2000).
10.20+	Separation Agreement, dated as of May 31, 2000, between the Company and Joseph Wm. Byrne (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on August 23, 2000).
10.21
Exchange Agreement, dated as of August 31, 2000, among the Company, Burnham Pacific Operating Partnership, L.P., Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., and Blackacre SMC Master Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 6, 2000).
10.22
Agreement, dated as of September 11, 2000, by and among the Company, Burnham Pacific Operating Partnership, L.P., Jay L. Schottenstein, Schottenstein Stores Corporation, Jubilee Limited Partnership, Jubilee Limited Partnership III, Schottenstein Professional Asset Management Corp., Michael L. Ashner and Susan Ashner (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 21, 2000).
10.23
Liquidation and Property Management Services Agreement, dated as of September 10, 2000, between the Company and DDR Real Estate Services Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on September 21, 2000).
10.24
Letter Agreement, dated September 11, 2000, by and among the Company, Burnham Pacific Operating Partnership, L.P., and each of Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., and Blackacre SMC Master Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on September 21, 2000).
10.25
Purchase and Sale Agreement, dated as of September 5, 2000, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 14, 2000).
10.26
Purchase and Sale Agreement, dated September 19, 2000, by and among an affiliate of the Company, BPP/Golden State Acquisitions, L.L.C., and GMS Realty, LLC (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on November 14, 2000).
10.27+
Separation Agreement, dated as of August 28, 2000, by and among James W. Gaube, the Company, Burnham Pacific Operating Partnership, L.P. and BPP Services, Inc. (incorporated by reference to Exhibit 10.50 of the Company's Form 10-K filed on April 3, 2001).

10.28+
Form of Indemnification Agreement, dated November 9, 2000 by and among the Company, Burnham Pacific Operating Partnership, L.P. and each of Ronald L. Havner, Jr. and William P. Dickey, respectively (incorporated by reference to Exhibit 10.51 of the Company's Form 10-K filed on April 3, 2001).
10.29
Seventh Amendment to Loan Agreement by and among Bank One, Arizona, NA, BPP/Van Ness, L.P. and Historic Van Ness LLC, dated as of December 17, 2000 (incorporated by reference to Exhibit 10.52 of the Company's Form 10-K filed on April 3, 2001).
10.30
Agreement for Purchase and Sale, dated January 16, 2001 by and between BPP/Golden State Acquisitions, L.L.C. and Weingarten GS, Inc. (incorporated by reference to Exhibit 10.54 of the Company's Form 10-K filed on April 3, 2001).
10.31
Sixth Loan Modification Agreement by and between BPP/Pleasant Hill, L.P. and Comerica Bank-California, dated February 15, 2001 (incorporated by reference to Exhibit 10.55 of the Company's Form 10-K filed on April 3, 2001).
10.32
Letter Agreement by and among the Company and DDR Real Estate Services, Inc., dated as of December 5, 2000 (incorporated by reference to Exhibit 10.56 of the Company's Form 10-K filed on April 3, 2001).
10.33
Redemption and Release Agreement by and between the Company, the Operating Partnership, Westbrook Burnham Holdings, L.L.C., Westbrook Burnham Co-Holdings, L.L.C., Blackacre SMC Master Holdings, LLC and Blackacre Funding LLC, dated as of April 3, 2001 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed on May 15, 2001).
10.34
Redemption and Release Agreement by and between the Company, the Operating Partnership and the holders of the Series 1997-A Preferred Units of limited partnership interest of the Operating Partnership, dated as of April 3, 2001 (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q filed on May 15, 2001).
10.35+	Executive Retention Agreement by and between the Company and Scott C. Verges, dated as of April 9, 2001 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q filed on May 15, 2001).
10.36+
Recourse Promissory Note, dated as of April 11, 2001, executed and delivered by Scott C. Verges as Borrower (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q filed on May 15, 2001).
10.37
Agreement for Purchase and Sale dated August 29, 2001 by and between the Company and Pacific Retail, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on November 14, 2001).
10.38
First Amendment to Agreement for Purchase and Sale, dated as of September 17, 2001, by and between the Company and Pacific Retail, L.P. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 3, 2002).
10.39
Second Amendment to Agreement for Purchase and Sale, dated as of October 2, 2001, by and between the Company and Pacific Retail, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 3, 2002).
10.40
Third Amendment to Agreement for Purchase and Sale, dated as of November 15, 2001 by and between the Company and Pacific Retail, L.P. (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on January 3, 2002).

10.41
Fourth Amendment to Agreement for Purchase and Sale, dated as of December 13, 2001 by and between the Company and Pacific Retail, L.P. (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed on January 3, 2002).
10.42
Purchase and Sale Agreement, dated as of December 17, 2001, by and among the Company, Burnham Pacific Operating Partnership, L.P., BPP/Van Ness, L.P. and Developers Diversified Realty Corporation (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 15, 2002.
10.43+
Contingent Termination of Retention Agreement, by and between the Company and Scott C. Verges, dated as of November 26, 2001 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 25, 2002).
10.44+
Contingent Termination of Severance Agreement, by and between the Company and Daniel B. Platt, dated as of November 26, 2001 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 25, 2002).
10.45+
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 26, 2001, by and between LAV, LLC and BPP/Arrowhead, L.P. (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on February 25, 2002).
10.46+
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 12, 2002, by and between LAV, LLC and BPP/Arrowhead, L.P. (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on February 25, 2002).
10.47+	Promissory Note, dated as of February 22, 2001 (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed on February 25, 2002).
*21.1	List of subsidiaries of the Company.
*23.1	Consent of Deloitte & Touche LLP.

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

Burnham Pacific Properties, Inc.
By:	/s/ SCOTT C. VERGES Scott C. Verges, President and Chief Executive Officer
Dated:	March 28, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SCOTT C. VERGES Scott C. Verges	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ DANIEL B. PLATT Daniel B. Platt	Executive Vice President and Chief Financial Officer(Principal Financial Officer)	March 28, 2002
/s/ MICHAEL L. ASHNER Michael L. Ashner	Director	March 28, 2002
/s/ WILLIAM P. DICKEY William P. Dickey	Director	March 28, 2002
/s/ CURTIS GREER	Director	March 28, 2002
/s/ RONALD L. HAVNER, JR. Ronald L. Havner, Jr.	Director	March 28, 2002
/s/ NINA MATIS Nina Matis	Director	March 28, 2002
/s/ DONNE P. MOEN Donne P. Moen	Director	March 28, 2002
/s/ JAY L. SCHOTTENSTEIN Jay L. Schottenstein	Director	March 28, 2002

QuickLinks

FORWARD-LOOKING STATEMENTS AND CERTAIN RISK FACTORS
RISK FACTORS
PART I
PART II
BURNHAM PACIFIC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 2001 AND 2000 (LIQUIDATION BASIS) (in thousands)
BURNHAM PACIFIC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD DECEMBER 16, 2000 TO DECEMBER 31, 2000 (LIQUIDATION BASIS) AND INCOME (LOSS) FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 15, 2000 AND FOR THE YEAR ENDED DECEMBER 31, 1999 (GOING CONCERN BASIS) (in thousands, except per share amounts)
BURNHAM PACIFIC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD DECEMBER 16, 2000 TO DECEMBER 31, 2000 (LIQUIDATION BASIS) AND INCOME (LOSS) FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 15, 2000 AND FOR THE YEAR ENDED DECEMBER 31, 1999 (GOING CONCERN BASIS) (in thousands, except per share amounts) (continued)
BURNHAM PACIFIC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 15, 2000 AND THE YEAR ENDED DECEMBER 31, 1999 (GOING CONCERN BASIS) (in thousands, except share amounts)
BURNHAM PACIFIC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIODS DECEMBER 16, 2000 TO DECEMBER 31, 2000 (LIQUIDATION BASIS) AND JANUARY 1, 2000 TO DECEMBER 15, 2000 AND FOR THE YEAR ENDED DECEMBER 31, 1999 (GOING CONCERN BASIS) (in thousands)
BURNHAM PACIFIC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIODS DECEMBER 16, 2000 TO DECEMBER 31, 2000 (LIQUIDATION BASIS) AND JANUARY 1, 2000 TO DECEMBER 15, 2000 (GOING CONCERN BASIS) AND FOR THE YEAR ENDED DECEMBER 31, 1999 (GOING CONCERN BASIS) (in thousands) (continued)
BURNHAM PACIFIC PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001, 2000 and 1999
PART III
Aggregated Fiscal Year-End 2001 Option Values
PART IV
SIGNATURES
SIGNATURES