Form 10-Q
period 2002-03-31
BURNHAM PACIFIC PROPERTIES INC
filed 2002-05-15
CIK 805730

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 1-9524

BURNHAM PACIFIC PROPERTIES, INC.
(Exact name of Registrant as specified in its Charter)

Maryland	33-0204162
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

110 West “A” Street, Suite 900, San Diego, California	92101
(Address of principal executive offices)	(Zip Code)

(619) 652-4700
Registrant’s telephone number, including area code

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

Number of shares of the Registrant’s common stock outstanding at May 15, 2002:  32,854,639

PART 1 FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS

As of March 31, 2002 and December 31, 2001 (Liquidation Basis)

(in thousands)

(UNAUDITED)

March 31, 2002

December 31, 2001

ASSETS

Real Estate Held for Sale	$63,963	$212,274
Cash and Cash Equivalents	41,011	75,122
Restricted Cash	1,168	8,816
Receivables-Net	5,344	7,796
Investment in Unconsolidated Subsidiaries	—	1,886
Other Assets	1,882	1,270
Total Assets	113,368	307,164

LIABILITIES
Accounts Payable and Other Liabilities	4,517	6,108
Liquidating Distributions Payable	—	41,731
Deposits for Property Sales	497	6,593
Tenant Security Deposits	385	715
Notes Payable	36,449	102,204
Reserve for Estimated Costs During the Period of Liquidation	5,802	5,709
Deferred Gain on Real Estate Assets	1,938	5,819
Total Liabilities	49,588	168,879

Minority Interest	1,055	2,425

Contingencies — See Note 7

NET ASSETS IN LIQUIDATION	$62,725	$135,860

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

For the Three Months Ended March 31, 2002 and 2001 (Liquidation Basis)

 (in thousands)

(UNAUDITED)

	Three Months Ended March 31,

	2002	2001
REVENUES

Rents	$6,717	$25,071
Interest and Other Income	310	206

Total Revenues	7,027	25,277

COSTS AND EXPENSES

Interest	1,185	8,217
Rental Operating	3,186	7,854
Provision for Bad Debt	566	901
General and Administrative	1,240	2,079
Litigation and Legal	126	368

Total Costs and Expenses	6,303	19,419

Income from Operations before Minority Interest	724	5,858

Minority Interest	(17)	(442)

Net Income	707	5,416

Dividends Paid to Preferred Stockholders	—	(2,200)
Income Available to Common Stockholders	$707	$3,216

Net Assets in Liquidation at December 31, 2001 and 2000	135,860	177,447
Adjustment to Net Assets in Liquidation	764	(302)
Liquidating Distributions	(74,606)	—
Net Assets in Liquidation at March 31, 2002 and 2001	$62,725	$180,361

Basic and Diluted Earnings Per Common Share:	$0.02	$0.10

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001 (Liquidation Basis)

(in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$707	$5,416
Adjustments to Reconcile Net Income to Net Cash Used for Operating Activities:
Provision for Bad Debt	566	901
Minority Interest	17	200
Changes in Other Assets and Liabilities:
Decrease (Increase) in Receivables and Other Assets	1,273	(2,989)
Decrease in Accounts Payable and Other Liabilities	(7,657)	(8,536)
Decrease in Liquidation Reserves	(787)	(4,467)
Decrease in Tenant Security Deposits	(330)	(88)
Net Cash Used for Operating Activities	(6,211)	(9,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Acquisitions of Real Estate and Capital Improvements	(2,685)	(2,345)
Proceeds from Sales of Real Estate	47,167	28,980
Proceeds from the Sale of Unconsolidated Subsidiaries	1,886	—
Investment in Unconsolidated Subsidiaries	—	(377)
Net Cash Provided by Investing Activities	46,368	26,258

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments of Notes Payable	(15,142)	(26,417)
Restricted Cash	7,648	2,245
Dividends and Liquidating Distributions Paid	(64,728)	(2,200)
Liquidating Distributions and Redemptions Made to Minority Interest Holders	(2,046)	(200)
Borrowings under Line of Credit Agreements	—	11,000
Repayment under Line of Credit Agreements	—	(3,254)
Net Cash Used for Financing Activities	(74,268)	(18,826)

Net Decrease in Cash and Cash Equivalents	(34,111)	(2,131)
Cash and Cash Equivalents at Beginning of Period	75,122	5,110
Cash and Cash Equivalents at End of Period	$41,011	$2,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid for Interest	$1,325	$8,042

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Distribution Related to the Sale of Van Ness and Hilltop	$50,783
Effect of Minority Interest on Adjustment to Liquidation Basis	$4	$242
Notes Payable Assumed from Sale of Real Estate	$50,613	$8,986

See the Accompanying Notes

BURNHAM PACIFIC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002, December 31, 2001, and March 31, 2001

(UNAUDITED)

1.                       INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Burnham Pacific Properties, Inc. (the “Company”) are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of operating results.  These financial statements should be read in conjunction with the Company’s audited financial statements and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

On August 31, 2000, the Company’s Board of Directors adopted a Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and directed that the Plan of Liquidation be submitted to the Company’s stockholders for approval.  The stockholders of the Company approved the Plan of Liquidation at the 2000 Annual Meeting of Stockholders (the “2000 Annual Meeting”) held on December 15, 2000.  The Plan of Liquidation contemplates the orderly sale of all of the Company’s assets for cash or such other form of consideration as may be conveniently distributed to the Company’s stockholders and the payment of (or provision for) the Company’s liabilities and expenses, as well as the establishment of a reserve to fund the Company’s contingent liabilities.  The Plan of Liquidation gives the Board of Directors the power to sell any or all of the assets of the Company without further approval by the stockholders and provides that the final liquidating distribution, either directly to stockholders or to a liquidating trust, shall be made no later than December 15, 2002.

During the first quarter of 2002, liquidating distributions were paid as follows.  On February 22, 2002, a liquidating distribution of approximately $15,026,000 ($0.45 per share/partnership unit) was paid to common stockholders/unitholders.  On March 12, 2002, a liquidating distribution of approximately $10,017,000 ($0.30 per share/partnership unit) was paid to common stockholders/unitholders.  Also on March 12, 2002, the Company made a liquidating distribution of 0.07525 of a share of common stock of Developers Diversified Realty Corporation for each share of the Company’s common stock and each common unit of limited partnership interest.

See Note 9 to the Consolidated Financial Statements for a discussion of the expected formation of a liquidating trust.

LIQUIDATION BASIS OF ACCOUNTING

As a result of the adoption of the Plan of Liquidation and its approval by the Company’s stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000.  Accordingly, on December 16, 2000, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation.  The valuation of real estate held for sale as of March 31, 2002 and December 31, 2001 is based on current contracts, estimates as determined by independent appraisals and other indications of sales value, net of (i) estimated selling costs and (ii) anticipated capital expenditures during the remaining liquidation period of approximately $731,000 and $6,337,000, respectively.  Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.  Factors that may cause such variations include, among other factors, the possibility that assets currently under contract may not be sold on the terms currently provided in those contracts or at all, and the other risk factors discussed under Forward-Looking Statements and Certain Risk Factors beginning on page one of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ADJUSTMENTS TO NET ASSETS IN LIQUIDATION

Significant increases (decreases) in the carrying value of net assets are summarized for the first quarter of 2002 as follows:

Three Months Ended March 31, 2002

Recognition of deferred gain on sale of certain properties	$3,881,000
Decrease to reflect estimated net realizable value of certain Real Estate properties	(2,241,000)
Reserve for estimated costs during the period of liquidation	(880,000)
Effect of minority interest on Adjustment to Net Assets in Liquidation	4,000
Adjustment to reflect the change in Net Assets in Liquidation	$764,000

The adjustments to reflect the change in Net Assets in Liquidation are included in the Consolidated Statement of Changes in Net Assets in the accompanying financial statements.

ADJUSTMENT TO DEFERRED GAIN ON REAL ESTATE ASSETS

Adjusting assets to estimated net realizable value resulted in the write-up of certain real estate properties.  The anticipated gains associated with the write-up of these real estate properties have been deferred until their sales.  The amount of Deferred Gain on Real Estate Assets at December 31, 2001 was $5,819,000.  During the first quarter of 2002, the Deferred Gain on Real Estate Assets was adjusted as follows:

Deferred Gain at December 31, 2001	$5,819,000
Deferred Gain recognized upon sales of Real Estate	(3,881,000)

Deferred Gain at March 31, 2002	$1,938,000

RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with executing the Plan of Liquidation.  These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and one or more trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations.  These costs are estimates and are expected to be paid out over the liquidation period, which would include the duration of the liquidating trust that is expected to be formed.

The following table reflects the composition of the Company’s Reserve for Estimated Costs During the Period of Liquidation as of December 31, 2001, subsequent payments and adjustments, and the balance at March 31, 2002:

	Balance at December 31, 2001	Payments	Adjustments	Balance at March 31, 2002

Severance	$1,540,000	$(323,000)	$15,000	$1,232,000
Tax liability protection for Operating Partnership Unitholders	600,000	—	—	600,000
Advisor fees	1,175,000	(15,000)	(160,000)	1,000,000
Legal and other professional fees	1,830,000	(360,000)	395,000	1,865,000
Office expenses	314,000	(89,000)	235,000	460,000
Other	250,000	—	395,000	645,000
Total	$5,709,000	$(787,000)	$880,000	$5,802,000

During the first quarter of 2002, the Company increased the Reserve for Estimated Costs during the Period of Liquidation in the amount of $880,000.  This additional reserve is primarily due to anticipated costs required to operate the liquidating trust through the period of liquidation and the bankruptcy of a subtenant in one of the Company’s office locations.

PREFERRED DIVIDENDS

Preferred dividends of $2,200,000 ($0.50 per share) were paid on March 30, 2001 to the holders of shares of Series 2000-C Convertible Preferred Stock (the “Series 2000-C Preferred Stock”).

ACCOUNTS RECEIVABLE

Accounts Receivable is net of an allowance for doubtful accounts of approximately $7,288,000 and $7,021,000 at March 31, 2002 and December 31, 2001, respectively.

RECLASSIFICATION

Certain of the 2001 amounts have been reclassified to conform to the 2002 presentation.

2.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually.  In addition, the standard includes provision for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 142 did not have a significant impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations-Reporting the Effect of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial statements.

3.             NET INCOME PER SHARE

The following table is the reconciliation from the basic to the diluted earnings per share (“EPS”) computations for the three months ended March 31, 2002 and 2001 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net Income	$707	$5,416
Less:
Dividends Paid to Preferred Stockholders	—	(2,200)
Income Available to Common Stockholders For Basic and Diluted Earnings Per Share	707	3,216
Denominator:
Shares for Basic and Diluted Earnings Per Share —
Weighted Average Shares Outstanding	32,854	32,337
Basic and Diluted Earnings Per Share	$0.02	$0.10

Basic EPS is calculated on the weighted average shares of common stock outstanding during the period.  Diluted EPS includes the effect of all potential common shares.  In 2002 and 2001, shares from the conversion of units of limited partnership interest of Burnham Pacific Operating Partnership, L.P. (the “Operating Partnership”) and the Company's other partnership subsidiaries were excluded from the Diluted EPS calculations because they were anti-dilutive.

4.             REAL ESTATE HELD FOR SALE

Real Estate Held for Sale consists of retail centers with estimated net realizable values of $63,963,000 at March 31, 2002 and $212,274,000 at December 31, 2001.

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

During the first quarter 2002, the Company disposed of 11 additional properties and a parcel of undeveloped land.  In January 2002, the Company sold four shopping centers for aggregate sales proceeds of approximately $24,794,000.  This portfolio included Ontario Village, Village East and Fairwood Square shopping centers and a leasehold interest in the James Village shopping center.  Also in January 2002, the Company transferred the Mountaingate Plaza shopping center to its lender in full satisfaction of the Company’s mortgage obligation.  In February 2002, the Company sold the Lake Arrowhead Village shopping center for a net purchase price of approximately $19,100,000 and a portfolio of two properties comprised of 1000 Van Ness and Hilltop Plaza for aggregate sales proceeds of approximately $65,783,000, consisting of approximately $15,000,000 in cash and 2,512,778 shares of Developers Diversified Realty Corporation common stock valued at $20.21 per share.  Also in February 2002, the Company sold a parcel of undeveloped land located in La Mesa, California, for sales proceeds of approximately $55,000.  In March 2002, the Company sold the Santa Fe Springs shopping center for sales proceeds of approximately $19,665,000, its leasehold interest in the Brickyard Plaza shopping center for sales proceeds of approximately $750,000, and its 25% interest in the Margarita Plaza shopping center for approximately $1,886,000.

5.             MINORITY INTEREST

Minority Interest includes common units of limited partnership interest of the Operating Partnership and the Company’s other partnership subsidiaries at their expected settlement amounts.

6.                                       SECURITIES

Common Stock consists of 70,000,000 authorized shares at a par value of $.01 per share.  At March 31, 2002 and December 31, 2001, 32,854,639 and 32,853,608 shares were outstanding, respectively.

The Company is authorized to issue 20,000,000 shares of excess stock at a par value of $.01 per share.

7.                                       CONTINGENCIES

In April 2001, a lawsuit was filed in the Superior Court of the State of California, County of San Bernardino, against the Company by a tenant of a Company-owned property.  The complaint alleges, among other things, fraudulent concealment, fraudulent misrepresentation and breach of contract.  The lawsuit was also filed against the immediate former owner of the property.  Although the Company believes that all of the fraud claims, as well as possibly the breach of contract claims, arose from actions that occurred prior to the Company’s ownership of the property and that such claims, if valid, should be obligations of the prior owner and not the Company.  The Company has settled this lawsuit with respect to all claims brought against the Company and the settlement did not have a material adverse effect on the Company.

Also in April 2001, a lawsuit was filed in the Superior Court for the County of Orange, California by approximately ten tenants at the Company’s Lake Arrowhead property.  The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  The complaint alleges, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (CAM).  The complaint is not specific as to the timing of the alleged violations nor against whom each allegation is made.  In addition, the complaint does not specify the amount of monetary damages being sought.  Although the Company believes that, in any event, many of the claims relate to actions taken by the prior owner of the property, it is difficult for the Company to assess the merits of the complaint due to its lack of specificity.  The Company therefore filed a demurrer with the Court objecting to the lack of specificity. The Court agreed with the Company and ordered the plaintiffs to amend their complaint accordingly.  The plaintiffs subsequently amended the complaint to comply with the Court’s order although nothing therein alters the Company’s position as to the merits of the case.  The Company continues to strongly dispute substantially all of the allegations raised in the complaint and is vigorously defending against the lawsuit.

On January 11, 2002, a complaint for breach of contract and constructive fraud was filed against the Company by the State of California Public Employees’ Retirement System (“CalPERS”) and its affiliate, U.S. Retail Partners, LLC (the “CalPERS Joint Venture Entity”).  The complaint seeks damages of approximately $860,000 in landslide repairs made to a property owned by the CalPERS Joint Venture Entity and arises out of the Company’s prior ownership interest in the CalPERS Joint Venture Entity.  The Company answered the complaint against it and affirmatively alleged that the complaint was time-barred, that the matters alleged in the complaint had been formally released by CalPERS, and that the matters alleged in the complaint had been formally waived by CalPERS.  A mediation was held on March 12, 2002, at which time a $350,000 settlement was agreed to.  The terms of the settlement include a full and complete release of the Company for any and all prior relationships with CalPERS and the CalPERS Joint Venture Entity.  Payment in the above amount was made by the Company during May 2002, and the case has been dismissed.

During 2001, the Company filed a suit to establish that the Community Land Corporation (“CLC”), the landlord under the ground lease for the Company’s Marin Gateway property, breached the lease by refusing to consent to a proposed assignment of the lease in connection with a proposed sale of the property.  CLC filed a cross-complaint seeking to establish breaches of the lease by the Company.  On February 19, 2002, the parties entered into a conditional settlement agreement that could have resolved this lawsuit in its entirety by selling the Company's interest in the property to CLC.  However, CLC did not fulfill the conditions of the settlement agreement, and the agreement has now expired.  The litigation is pending and unresolved.

On April 25, 2002, a lawsuit was filed in Los Angeles Superior Court against the Operating Partnership and the Company.  The lawsuit was filed by the individuals and their investment companies that owned the Lake Arrowhead Village property (the “Arrowhead Property”) immediately before the Company acquired it.  The plaintiffs originally contributed the Arrowhead Property in exchange for Operating Partnership units.  The complaint arises out of the recent sale of the Arrowhead Property to LAV, LLC.  The complaint alleges that the sale of the Arrowhead Property to LAV, LLC constitutes a (i) breach of contract, (ii) breach of fiduciary duty, (iii) breach of the partnership agreement, and (iv) violation of California Business and Professions Code Section 17200.  The complaint seeks monetary damages in an amount to be determined at trial, attorneys fees and specific performance of the alleged obligation to sell the Arrowhead Property to plaintiffs on the same terms as sold to LAV, LLC.  With respect to the breach of contract action, the plaintiffs seek damages with respect to the alleged value of their Operating Partnership units. With respect to the alleged breaches of fiduciary duty and of the partnership agreement, the plaintiffs seek monetary damages of not less than $4.8 million.  The Company strongly disputes all of the allegations raised in the complaint and intends to vigorously defend against the lawsuit.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business.  It is the opinion of the Company’s management that the outcome of such matters will not have a material adverse effect on the Company’s financial statements or its business.

8.                                       RELATED PARTY TRANSACTIONS

On February 22, 2002, the Company sold its interest in the Lake Arrowhead Village shopping center to LAV, LLC, an entity formed by Scott C. Verges, the Company’s Chief Executive Officer, and Daniel B. Platt, the Company’s Chief Financial Officer, for a net purchase price of approximately $19.1 million.  Under the Purchase and Sale Agreement, dated as of November 26, 2001, as subsequently amended on February 12, 2002, (1) LAV, LLC agreed to assume all of the outstanding mortgage indebtedness secured by the center in satisfaction of the payment of the purchase price, (2) the Company advanced $2 million (the “Construction Credit”) into an escrow account to be controlled by the mortgage lender from which LAV, LLC may draw amounts necessary to fund the costs of significant structural repairs to the center’s seawall and parking garage, and (3) Messrs. Verges and Platt personally agreed to repay a $500,000 portion of the Construction Credit advance and $377,000 of certain other credits in 30 equal monthly installments.  The $19.1 million of outstanding mortgage indebtedness assumed by LAV, LLC bears interest at an annual rate of 9.20%, matures in 2011 and cannot be prepaid until 2011.  Messrs. Verges and Platt also separately agreed to forfeit all severance benefits, which would have cost the Company an aggregate of approximately $4.8 million, which they otherwise would have been entitled to receive no later than January 15, 2002.

In connection with this transaction, the Company received a fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. to the effect that the consideration to be received by the Company is fair to the Company from a financial point of view.

The Company has engaged MBV Law, formerly known as Mandel Buder & Verges, for legal services.  The Company’s Chief Executive Officer is a non-equity employee of MBV Law.  Legal expenses incurred to MBV Law for the quarters ended March 31, 2002 and 2001 were $176,000 and $287,000, respectively.

9.                                       SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the Company disposed of two additional properties.  On April 9, 2002, the Company sold its interest in Bell Gardens Marketplace for sales proceeds of approximately $10,500,000.  On May 1, 2002, the Company sold its interest in West Lancaster Plaza Phase III for sales proceeds of approximately $1,600,000.

On May 10, 2002, the Company announced that it intends to enter into a liquidating trust agreement (the “Trust Agreement”) on June 28, 2002 for the purpose of winding up its affairs and liquidating its assets.  The Company currently anticipates that it will transfer its then remaining assets to (and its then remaining liabilities will be assumed by) the Trustees (as defined below) of the BPP Liquidating Trust on June 28, 2002, and the Company will be dissolved.  It is anticipated that June 27, 2002 (the “Record Date”) will be the last day of trading of the Company’s common stock on the New York Stock Exchange, and the Company’s stock transfer books will be closed as of the close of business on such date.

Under the terms of the proposed Trust Agreement, on June 28, 2002 each of the Company’s stockholders on the Record Date (each, a “beneficiary”) automatically will become the holder of one unit of beneficial interest (“Unit”) in the BPP Liquidating Trust for each share of the Company’s common stock then held of record by such stockholder.  On and after June 28, 2002, all outstanding shares of the Company’s common stock will automatically be deemed cancelled, and the rights of beneficiaries in their Units will not be represented by any form of certificate or other instrument.  Stockholders on the Record Date will not be required to take any action to receive their Units.  The Trustees will maintain a record of the name and address of each beneficiary and such beneficiary’s aggregate Units in the BPP Liquidating Trust.  Subject to certain exceptions related to transfer by will, intestate succession or operation of law, the Units will not be transferable, nor will a beneficiary have authority or power to sell, or in any other manner, dispose of any Units.

It is currently contemplated that the initial co-trustees (the “Trustees”) of the BPP Liquidating Trust will be Scott C. Verges, the Company’s Chief Executive Officer, and an unaffiliated third party appointed by the Company’s Board of Directors.  Successor trustees may be appointed to administer the BPP Liquidating Trust in accordance with the terms of the Trust Agreement.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including the notes to the Company’s consolidated financial statements, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, without limitation:

•                                          statements regarding possible or assumed future results of the Company’s operations and possible or assumed future results of the Plan of Liquidation;

•                                          statements regarding the formation of a liquidating trust;

•                                          statements that include any forecasts, projections or descriptions of anticipated cost savings or of anticipated proceeds available for distribution, and statements incorporated by reference from documents filed by us with the Securities and Exchange Commission (“SEC”) and any statements made in this Form 10-Q or in the documents filed with the SEC regarding future cash flows, business prospects, revenues, working capital, liquidity, financing sources and availability, capital needs, interest costs, income or the effects of the liquidation;

•                                          any statements preceded by, followed by or that include the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” or similar expressions; and

•                                          any other statements contained or incorporated by reference herein regarding matters that are not historical facts.

The Company cannot assure the future results, performance or outcomes of the matters described in these forward-looking statements.  Rather, these statements merely reflect the Company’s current expectations of the approximate outcome of the matter and speak only as of the date of this Form 10-Q or as of such other date specifically referenced.  You should therefore exercise caution in interpreting and relying on the forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of the Company.  These risks, uncertainties and other factors may cause actual results, performance or outcomes to differ materially from the anticipated future results, performance or outcomes expressed or implied by such forward-looking statements.  Factors that could cause actual results, performance or outcomes to differ materially include, but are not limited to, the following:

•                                          we cannot assure the amounts or timing of liquidating distributions;

•                                          the amounts and timing of liquidating distributions may be adversely affected by liabilities and indemnification obligations following assets sales;

•                                          our cash reserves and insurance may not be sufficient to cover the liabilities not assumed by the buyers of our assets or to cover potential indemnifiable losses;

•                                          we could suffer financial losses and physical harm to our properties if our third-party liquidator or the trustees of the liquidating trust perform inadequately;

•                                          the transfer of our remaining assets to a liquidating trust will affect the liquidity of your ownership interests, and the anticipation of that transfer may reduce the price of our common stock;

•                                          we may encounter increased difficulty in collecting the accounts receivable associated with the properties that we sell;

•                                          our tenants could suffer financial difficulties as a result of bankruptcies or other difficulties, and these financial difficulties could have a material adverse effect on both our revenues from leasing and the amounts realized upon the sale of these assets;

•                                          we may be unable to obtain all of the consents and approvals necessary to transfer our assets; and

•                                          the liquidation of our assets and the expected transfer of assets to a liquidating trust may result in the expedited filing of lawsuits against the Company.

In addition, some of the factors that could cause actual results, performance or outcomes to differ materially from those expressed or implied by the forward-looking statements contained in this Form 10-Q were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The risk factors contained in that Form 10-K may not be exhaustive. Therefore, the information in that Form 10-K should be read together with other reports and documents that are filed by the Company with the SEC from time to time, including this Form 10-Q, which may supplement, modify, supersede or update those risk factors.

ADOPTION AND IMPLEMENTATION OF PLAN OF LIQUIDATION

On November 12, 1999, the Company publicly announced that its Board of Directors had decided to undertake a review of all strategic alternatives available to the Company to maximize stockholder value, including a possible merger, reorganization or a liquidation of the Company’s assets.  After completing the review of the Company’s alternatives, as well as the proposals to engage in business combinations and other transactions which were submitted by interested parties to the Company during that review, the Board of Directors ultimately determined that the Company’s common stockholders would be more likely to realize a higher price per share from a liquidation of the Company than from any other alternative, including a reorganization of the Company or continuing the Company’s business in the ordinary course.  Accordingly, on August 15, 2000, the Company announced that its Board of Directors intended to adopt a plan of liquidation and intended to retain a third party to oversee and manage the liquidation process.  On August 31, 2000, the Board of Directors adopted the Plan of Liquidation and directed that the Plan of Liquidation be submitted to the Company’s stockholders for approval.  The stockholders of the Company subsequently approved the Plan of Liquidation at the 2000 Annual Meeting of Stockholders held on December 15, 2000.

The Plan of Liquidation contemplates the orderly sale of all of the Company’s assets for cash or such other form of consideration as may be conveniently distributed to the Company’s stockholders and the payment of (or provision for) the Company’s liabilities and expenses, as well as the establishment of reserves to fund the Company’s contingent liabilities.  The Plan of Liquidation gives the Company’s Board of Directors the power to sell any and all of the assets of the Company without further approval by the stockholders and provides that the final liquidating distribution, either directly to stockholders or to a liquidating trust, shall be made no later than December 15, 2002.  The Company intends to conduct the sale of its remaining assets in an orderly manner.  The assets may be sold to one or more purchasers, in one or more transactions over a period of time, in which case the Company would continue to operate until all investments are sold or transferred to a liquidating trust as summarized below. The Board of Directors also reserves the right to modify or terminate the Plan of Liquidation at any time.

On May 10, 2002, the Company announced that it intends to enter into a liquidating trust agreement (the “Trust Agreement”) on June 28, 2002 for the purpose of winding up its affairs and liquidating its assets.  The Company currently anticipates that it will transfer its then remaining assets to (and its then remaining liabilities will be assumed by) the Trustees (as defined below) of the BPP Liquidating Trust on June 28, 2002, and the Company will be dissolved.  It is anticipated that June 27, 2002 (the “Record Date”) will be the last day of trading of the Company’s common stock on the New York Stock Exchange, and the Company’s stock transfer books will be closed as of the close of business on such date.  Although it is expected that the Company will continue to qualify as a real estate investment trust (“REIT”) for the period prior to the transfer of remaining assets to the BBP Liquidating Trust, no assurance can be given that the Company will not lose or terminate its status as a REIT.

Under the terms of the proposed Trust Agreement, on June 28, 2002 each of the Company’s stockholders on the Record Date (each, a “beneficiary”) automatically will become the holder of one unit of beneficial interest (“Unit”) in the BPP Liquidating Trust for each share of the Company’s common stock then held of record by such stockholder.  On and after June 28, 2002, all outstanding shares of the Company’s common stock automatically will be deemed cancelled, and the rights of beneficiaries in their Units will not be represented by any form of certificate or other instrument.  Stockholders on the Record Date will not be required to take any action to receive their Units.  The Trustees will maintain a record of the name and address of each beneficiary and such beneficiary’s aggregate Units in the BPP Liquidating Trust.  Subject to certain exceptions related to transfer by will, intestate succession or operation of law, the Units will not be transferable, nor will a beneficiary have authority or power to sell or in any other manner dispose of any Units.

It is currently contemplated that the initial co-trustees (the “Trustees”) of the BPP Liquidating Trust will be Scott C. Verges, the Company’s Chief Executive Officer, and an unaffiliated third party appointed by the Company’s Board of Directors.  Successor trustees may be appointed to administer the BPP Liquidating Trust in accordance with the terms of the Trust Agreement.

It is expected that from time to time the BPP Liquidating Trust will make distributions of its assets to beneficiaries, but only to the extent that such assets will not be needed to provide for the liabilities (including contingent liabilities) assumed by the BPP Liquidating Trust.  No assurances can be given as to the amount or timing of any distributions by the BPP Liquidating Trust.  The amount and timing of any such distributions will depend upon a variety of factors, including, without limitation, the availability of financing to buyers upon reasonable terms and the timing of and the net proceeds realized from the sale of the Company’s properties, the realization and timing of payments to the Company and the BPP Liquidating Trust pursuant to promissory notes received in connection with such sales, the collection of delinquent tenant receivables associated with such sales, the status of pending and potential litigation, and the anticipated amounts of liquidation-related expenses and other obligations and liabilities that must be satisfied by the Company and the BPP Liquidating Trust or for which reserves must be established.  The possibility also exists that there could be unforeseen events that adversely impact the price of the Company’s remaining unsold assets, and no assurance can be given that the net proceeds per share will therefore equal or exceed the current price of the Company’s common stock.

Since the adoption of the Plan of Liquidation by the Company’s Board of Directors in August 2000 through May 14, 2002, the Company has disposed of 54 properties and two parcels of undeveloped land for aggregate proceeds of approximately $854,984,000, consisting of approximately $520,125,000 in cash, 2,512,778 shares of common stock of Developers Diversified Realty Corporation (“DDR”) valued at $20.21 per share (the value of a share of DDR common stock as of the close of business on the closing date of the sale by the Company of two properties to DDR), and the assumption of approximately $284,076,000 of liabilities.  The Company applied approximately $126,000,000 of the cash proceeds to redeem all of the Company’s outstanding preferred equity, approximately $2,578,000 to redeem units of limited partnership interests in conjunction with the sale of certain assets, and approximately $243,397,000 to further reduce the Company’s outstanding indebtedness.  The Company has also made liquidating distributions to its common stockholders and the holders of common units of limited partnership interests in its subsidiaries of approximately $73,591,000 in cash ($2.20 per share and common unit) and has distributed all of the shares of DDR common stock at a ratio of 0.07525 of a share of DDR common stock for each share of the Company’s common stock and each common unit.  The remainder of the net proceeds (excluding current cash reserves) was used for capital improvements in development projects, tenant improvements and leasing commissions, litigation costs, severance and other liquidation costs, and the repayment of other obligations.  The aggregate amount of liquidating distributions made to date, using the value of the DDR common stock of $20.21 per share, is $3.72 per share and common unit.

Based on current facts and circumstances, the Board of Directors is not yet able to determine whether it will be appropriate to authorize an additional liquidating distribution prior to June 28, 2002, but it expects to be in a position to determine whether or not to do so by the middle of June 2002 based upon the factors referenced in the previous paragraph.  There can be no assurance that a liquidating distribution will be authorized by the Board of Directors prior to June 28, 2002.

CURRENT OPERATING PROPERTIES

The following table sets forth the operating properties owned by the Company at May 15, 2002:

Property	Year Acquired	Percent Owned	Company-Owned Gross Leasable Area (square feet)	Total Occupancy	Principal Tenants (Lease Expiration Date)
Central Shopping Center Ventura, CA	1997	100%	62,314	72.5%	Ralphs (8/31/02)

Crenshaw-Imperial	1997	100%	158,378	84.1%	Ralphs (4/30/06)
Inglewood, CA					RiteAid (5/31/09)
					Kragen Auto (1/31/04)
					Hollywood Video (1/12/10)

Gateway Center	1997	100%	182,054	91.9%	Best Buy (1/31/19)
Marin City, CA					Ross Dress for Less (1/31/07)
					Long’s Drugs (2/28/22)
					Linens N Things (1/31/06)
					Outback Steakhouse (12/31/08)

Palms To Pines	1998	100%	43,011	70.2%	Blue Coyote Grill (12/31/06)
Palm Desert, CA					McDonald’s (7/23/06)

Simi Valley Plaza	1997	100%	221,398	92.4%	Home Base (01/31/11)(1)
Simi Valley, CA					Edwards Theaters (12/31/03)(1)
Total Operating Retail Properties			667,155	87.0%

(1)          Home Base and Edwards Theaters have filed for bankruptcy.

The Company’s unaudited consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 2001 and the notes included in the Company’s 2001 Annual Report on Form 10-K should be read in conjunction with the following discussion.

As a result of the adoption of the Plan of Liquidation and its approval by the Company’s stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000.  Under the liquidation basis of accounting, assets are stated at their estimated aggregate net realizable value, and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts.  The valuations of other assets and liabilities under the liquidation basis of accounting are based on management’s estimates and assumptions as of March 31, 2002.  Additionally, the Company suspended recording any further depreciation and amortization expenses.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THE FOLLOWING PARAGRAPHS DESCRIBE THE MATERIAL CHANGES AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

Net income available to common stockholders for the three months ended March 31, 2002 was $707,000 as compared to $3,216,000 for the first quarter of 2001.

Total revenues decreased $18,250,000 to $7,027,000 from $25,277,000 in the first quarter of 2001.  Rental revenues decreased $18,354,000 to $6,717,000 from $25,071,000 in the first quarter of 2001 primarily as a result of asset sales completed in 2001 and the first quarter of 2002.  Interest and other income increased $104,000 to $310,000 from $206,000 in the first quarter 2001, primarily due to interest earned on cash balances.

Interest expense decreased $7,032,000 to $1,185,000 from $8,217,000 in the first quarter of 2001.  This decrease is primarily attributable to a reduction in debt using proceeds from asset sales and a decrease in interest rates.

Rental operating expenses decreased $4,668,000 to $3,186,000 from $7,854,000 in the first quarter of 2001.  Reduced operating expenses resulted from asset sales completed in 2001 and the first quarter of 2002.

Provision for bad debt decreased $335,000 to $566,000 from $901,000 in the first quarter of 2001.  This decrease is primarily attributable to the overall reduction in the Company’s portfolio of tenants as assets are sold.

General and administrative expenses decreased $839,000 to $1,240,000 from $2,079,000 in the first quarter of 2001.  This decrease is primarily attributable to the reduction of employees and office closures resulting from the implementation of the Plan of Liquidation.

Litigation and legal expenses decreased $234,000 to $126,000 from $360,000 in the first quarter of 2001.  This decrease is primarily attributable to the overall reduction in the Company’s properties.

Income allocated to minority interest decreased $425,000 to $17,000 from $442,000 in the first quarter of 2001.  This decrease is primarily attributable to the redemption of 400,000 preferred units of limited partnership interest of the Operating Partnership on April 3, 2001.

Distributions paid to preferred stockholders decreased to $0 from $2,200,000 in the first quarter of 2001.  This decrease is attributable to the redemption of all of the outstanding shares of Series 2000-C Preferred Stock on April 3, 2001.

ADJUSTMENTS TO NET ASSETS IN LIQUIDATION

Significant increases (decreases) in the carrying value of net assets are summarized as follows:

Three Months Ended March 31, 2002

Recognition of deferred gain on sale of certain properties	$3,881,000
Decrease to reflect estimated net realizable value of certain Real Estate properties	(2,241,000)
Reserve for estimated costs during the period of liquidation	(880,000)
Effect of minority interest on adjustment to Net Assets in Liquidation	4,000
Adjustment to reflect the change in Net Assets in Liquidation	$764,000

The adjustments to reflect the change in Net Assets in Liquidation are included in the Consolidated Statement of Changes in Net Assets in the accompanying financial statements.

ADJUSTMENT TO DEFERRED GAIN ON REAL ESTATE ASSETS

Adjusting assets to estimated net realizable value resulted in the write-up of certain real estate properties.  The anticipated gains associated with the write-up of these real estate properties have been deferred until their sales.  The amount of Deferred Gain on Real Estate Assets at December 31, 2001 was $5,819,000.  During the first quarter 2002, the Deferred Gain on Real Estate Assets was adjusted as follows:

Deferred Gain at December 31, 2001	$5,819,000
Deferred Gain recognized upon sales of Real Estate	(3,881,000)
Deferred Gain at March 31, 2002	$1,938,000

RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with executing the Plan of Liquidation.  These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and one or more trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations.  These costs are estimates and are expected to be paid out over the liquidation period, which would include the duration of the liquidating trust that is expected to be formed.

The following table reflects the composition of the Company’s Reserve for Estimated Costs During the Period of Liquidation as of December 31, 2001, subsequent payments and adjustments, and the balance at March 31, 2002:

	Balance at December 31, 2001	Payments	Adjustments	Balance at March 31, 2002

Severance	$1,540,000	$(323,000)	$15,000	$1,232,000
Tax liability protection for Operating Partnership unitholders	600,000	—	—	600,000
Advisor fees	1,175,000	(15,000)	(160,000)	1,000,000
Legal and other professional fees	1,830,000	(360,000)	395,000	1,865,000
Office expenses	314,000	(89,000)	235,000	460,000
Other	250,000	—	395,000	645,000
Total	$5,709,000	$(787,000)	$880,000	$5,802,000

During the first quarter of 2002, the Company increased the Reserve for Estimated Costs during the Period of Liquidation in the amount of $880,000.  This additional reserve is primarily due to anticipated costs required to operate the liquidating trust through the period of liquidation and the bankruptcy of a subtenant in one of the Company’s office locations.

NET ASSETS IN LIQUIDATION

Net Assets in Liquidation at March 31, 2002 of $62,725,000, or $1.91 per share, does not include the Deferred Gain on Real Estate Assets of $1,938,000, or $0.06 per share, as the recognition of these amounts has been deferred until their sales.  The aggregate amount of liquidating distributions made since the adoption of the Plan of Liquidation by the Company’s Board of Directors in August 2000 through March 31, 2002 is $3.72 per share and per common unit.  The valuation of Net Assets in Liquidation is based on estimates as of March 31, 2002, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

MATERIAL CHANGES IN FINANCIAL CONDITION

Total debt outstanding on March 31, 2002 and the related weighted average interest rate were  $36,449,000 and 8.26%, respectively, compared to $102,204,000 and 8.26% on December 31, 2001.

At March 31, 2002, the Company’s capitalization consisted of approximately $36,449,000 of fixed rate debt, and approximately $56,430,000 of market equity (market equity is defined as (a) the sum of (i) outstanding shares of common stock of the Company and (ii) outstanding common units of limited partnership interest in the Company’s subsidiaries that are held by partners other than the Company, multiplied by (b) the last reported sale price of a share of common stock on the New York Stock Exchange at March 31, 2002 of $1.69), resulting in total debt plus equity capitalization of $92,879,000 and a ratio of debt to total capitalization of 0.39 to 1.0 compared to the ratio of 0.44 to 1.0 at December 31, 2001.

ITEM 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, the Company’s long-term debt consisted primarily of fixed rate secured mortgage indebtedness and fixed rate lease obligations.  At March 31, 2002, the Company had no variable rate debt.  Because the Company is liquidating and does not expect to incur any additional indebtedness, the Company does not believe that future interest rate fluctuations will have a material effect on the Company.

                                                                         PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In April 2001, a lawsuit was filed in the Superior Court of the State of California, County of San Bernardino, against the Company by a tenant of a Company-owned property.  The complaint alleges, among other things, fraudulent concealment, fraudulent misrepresentation and breach of contract.  The lawsuit was also filed against the immediate former owner of the property.  Although the Company believes that all of the fraud claims, as well as possibly the breach of contract claims, arose from actions that occurred prior to the Company’s ownership of the property and that such claims, if valid, should be obligations of the prior owner and not the Company, the Company has settled this lawsuit with respect to all claims brought against the Company and does not believe that the settlement will have a material adverse effect on the Company.

Also in April 2001, a lawsuit was filed in the Superior Court for the County of Orange, California by approximately ten tenants at the Company’s Lake Arrowhead property.  The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  The complaint alleges, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (CAM).  The complaint is not specific as to the timing of the alleged violations nor against whom each allegation is made.  In addition, the complaint does not specify the amount of monetary damages being sought.  Although the Company believes that, in any event, many of the claims relate to actions taken by the prior owner of the property, it is difficult for the Company to assess the merits of the complaint due to its lack of specificity.  The Company therefore filed a demurrer with the Court objecting to the lack of specificity. The Court agreed with the Company and ordered the plaintiffs to amend their complaint accordingly.  The plaintiffs subsequently amended the complaint to comply with the Court’s order although nothing therein alters the Company’s position as to the merits of the case.  The Company continues to strongly dispute substantially all of the allegations raised in the complaint and is vigorously defending against the lawsuit.

On January 11, 2002 a complaint for breach of contract and constructive fraud was filed against the Company by the State of California Public Employees’ Retirement System (“CalPERS”) and its affiliate, U.S. Retail Partners, LLC (the “CalPERS Joint Venture Entity”).  The complaint seeks damages of approximately $860,000 in landslide repairs made to a property owned by the CalPERS Joint Venture Entity and arises out of the Company’s prior ownership interest in the CalPERS Joint Venture Entity.  The Company answered the complaint against it and affirmatively alleged that the complaint was time-barred, that the matters alleged in the complaint had been formally released by CalPERS, and that the matters alleged in the complaint had been formally waived by CalPERS.  A mediation was held on March 12, 2002, at which time a $350,000 settlement was agreed to.  The terms of the settlement include a full and complete release of the Company for any and all prior relationships with CalPERS and the CalPERS Joint Venture Entity.  Payment in the above amount was made by the Company during May 2002, and the case has been dismissed.

During 2001, the Company filed a suit to establish that the Community Land Corporation (“CLC”), the landlord under the ground lease for the Company’s Marin Gateway property, breached the lease by refusing to consent to a proposed assignment of the lease in connection with a proposed sale of the property.  CLC filed a cross-complaint seeking to establish breaches of the lease by the Company.  On February 19, 2002, the parties entered into a conditional settlement agreement that could have resolved this lawsuit in its entirety by selling the Company's interest in the property to CLC.  However, CLC did not fulfill the conditions of the settlement agreement, and the agreement has now expired.  The litigation is pending and unresolved.

On April 25, 2002, a lawsuit was filed in Los Angeles Superior Court against the Operating Partnership and the Company.  The lawsuit was filed by the individuals and their investment companies that owned the Lake Arrowhead Village property (the “Arrowhead Property”) immediately before the Company acquired it.  The plaintiffs originally contributed the Arrowhead Property in exchange for Operating Partnership units.  The complaint arises out of the recent sale of the Arrowhead Property to LAV, LLC.  The complaint alleges that the sale of the Arrowhead Property to LAV, LLC constitutes a (i) breach of contract, (ii) breach of fiduciary duty, (iii) breach of the partnership agreement, and (iv) violation of California Business and Professions Code Section 17200.  The complaint seeks monetary damages in an amount to be determined at trial, attorneys fees and specific performance of the alleged obligation to sell the Arrowhead Property to plaintiffs on the same terms as sold to LAV, LLC.  With respect to the breach of contract action, the plaintiffs seek damages with respect to the alleged value of their Operating Partnership units. With respect to the alleged breaches of fiduciary duty and of the partnership agreement, the plaintiffs seek monetary damages of not less than $4.8 million.  The Company strongly disputes all of the allegations raised in the complaint and intends to vigorously defend against the lawsuit.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business.  It is the opinion of the Company’s management that the outcome of such matters will not have a material adverse effect on the Company’s financial statements or its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following Exhibits are part of this report:

2.1	Plan of Complete Liquidation and Dissolution (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders, filed on November 28, 2000).

3(i).1

Articles of Amendment and Restatement of the Company (incorporated by reference to pages B-1 through B-13 of the Company’s Proxy Statement for its 1997 Annual Meeting of Stockholders, filed on March 31, 1997).

3(i).2

Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series 1997-A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.2 of the Company’s Form 8-K filed on January 14, 1998).

3(i).3

Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series B Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 24, 1999).

3(i).4

Articles Supplementary to the Articles of Amendment and Restatement, classifying and designating the Series 2000-C Convertible Preferred Stock (incorporated by reference to Exhibit 3(i).4 of the Company’s Form 8-K filed on September 6, 2000).

3(ii).1	Bylaws of the Company, as amended and restated on November 19, 1997 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on December 16, 1997).

3(ii).2	Text of February 9, 2000 Amendments to Bylaws (incorporated by reference to Exhibit 3(ii).2 of the Company’s Form 8-K filed on February 10, 2000).

3(ii).3	Text of April 5, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).3 of the Company’s Form 8-K filed on April 10, 2000).

3(ii).4	Text of May 31, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).4 of the Company’s Form 8-K filed on June 1, 2000).

3(ii).5	Text of August 14, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).5 of the Company’s Form 8-K filed on August 17, 2000).

3(ii).6	Text of August 27, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).6 of the Company’s Form 8-K filed on August 28, 2000).

3(ii).7	Text of August 30, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).7 of the Company’s Form 10-Q filed on November 14, 2000).

3(ii).8	Text of August 31, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).7 of the Company’s Form 8-K filed on September 1, 2000).

3(ii).9	Text of September 4, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).8 of the Company’s Form 8-K filed on September 6, 2000).

3(ii).10	Text of September 10, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).10 of the Company’s Form 8-K filed on September 6, 2000).

3(ii).11	Text of October 16, 2000 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).11 of the Company’s Form 8-K filed on September 6, 2000).

3(ii).12	Text of March 1, 2001 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).12 of the Company’s Form 10-K filed on April 3, 2001).

3(ii).13	Text of March 28, 2002 Amendment to Bylaws (incorporated by reference to Exhibit 3(ii).13 of the Company’s Form 10-K filed on April 1, 2002).

4.1

Shareholder Rights Agreement, dated as of June 19, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 24, 1999).

4.2

Amendment No. 1 to Shareholder Rights Agreement, dated as of August 31, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed on November 7, 2000).

4.3

Amendment No. 2 to Shareholder Rights Agreement, dated as of September 11, 2000, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A/A filed on November 7, 2000).

10.1

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 12, 2002, by and between LAV, LLC and BPP/Arrowhead, L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on February 25, 2002.)

10.2	Promissory Note, dated as of February 22, 2002. (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on February 25, 2002.)

(b)           Reports on Form 8-K.                         The following reports on Form 8-K were filed during the quarter for which this report is filed:

Form 8-K filed on January 3, 2002 announcing that on December 19, 2001 the Company had sold eight properties to a joint venture led by affiliates of PO’B Montgomery & Company, Apollo Real Estate Advisors, and GE Capital Corporation and that it would make a liquidating distribution in the amount of $1.25 per share to its common stockholders and unitholders of its partnership subsidiaries totaling $41.7 million.  This report contains pro forma financial information statements pursuant to Article 11 of Regulation S-X.

Form 8-K filed on February 25, 2002 announcing that on February 22, 2002 the Company had sold its interest in the Lake Arrowhead Village shopping center to LAV, LLC, an entity formed by Scott C. Verges, the Company’s Chief Executive Officer, and Daniel B. Platt, the Company’s Chief Financial Officer.

Form 8-K filed on March 15, 2002 announcing that on February 28, 2002 the Company had closed on the sale of two of its California retail assets to Developers Diversified Realty Corporation.  This report contains pro forma financial information statements pursuant to Article 11 of Regulation S-X.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURNHAM PACIFIC PROPERTIES, INC.

Date: May 15, 2002	By:	/s/ Daniel B. Platt
Daniel B. Platt, Chief Financial Officer