Form 10-K
period 2002-12-31
BPP LIQUIDATING TRUST
filed 2003-03-31
CIK 805730

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from June 28, 2002 to December 31, 2002	Commission file number 1-9524*

BPP LIQUIDATING TRUST
(Exact name of Registrant as specified in its Charter)

Maryland	02-6148466
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3633 Camino Del Rio South, Suite 205, San Diego, California	92108
(Address of principal executive offices)	(Zip Code)

(619) 652-4700
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

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

YES ☐ NO ☐

Not applicable.  Reference is made to the Form 15 filed on June 28, 2002.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None

*BPP Liquidating Trust is the transferee of the assets and liabilities of Burnham Pacific Properties, Inc., and files reports under Burnham Pacific Properties, Inc.’s former Commission file number.  Burnham Pacific Properties, Inc. filed a Form 15 on June 28, 2002, indicating its notice of termination of registration and filing requirements.

PART I

ITEM 1.	BUSINESS.

Liquidation of Burnham Pacific Properties, Inc.

On August 31, 2000, the Board of Directors of Burnham Pacific Properties, Inc. (the “Company”) adopted a Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and directed that the Plan of Liquidation be submitted to the Company’s stockholders for approval.  The stockholders of the Company subsequently approved the Plan of Liquidation at the 2000 Annual Meeting of Stockholders held on December 15, 2000.

The Plan of Liquidation contemplated the orderly sale of all of the Company’s assets for cash or such other form of consideration as may be conveniently distributed to the Company’s stockholders and the payment of (or provision for) the Company’s liabilities and expenses, as well as the establishment of reserves to fund the Company’s contingent liabilities.  The Plan of Liquidation gave the Company’s Board of Directors the power to sell any or all of the assets of the Company without further approval by the stockholders and required that the final liquidating distribution, either directly to stockholders or to a liquidating trust, be made no later than December 15, 2002.

On June 28, 2002, the Company transferred its remaining assets to (and its remaining liabilities were assumed by) the co-trustees of the BPP Liquidating Trust (the “Trust”), Scott C. Verges and Douglas P. Wilson (the “Trustees”), in accordance with the Company’s Plan of Liquidation, and the Company was dissolved.  The last day of trading of the Company’s common stock on the New York Stock Exchange was June 27, 2002 (the “Record Date”), and the Company’s stock transfer books were closed as of the close of business on that date.  In addition, on June 28, 2002 the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its obligation to file periodic reports.  The Company had previously received a “No-Action” letter from the SEC regarding the Exchange Act reporting obligations of the Trust.

During the period of liquidation from December 16, 2000 through June 27, 2002, the Company assigned, sold or otherwise disposed of all of its real estate assets except its interests in four shopping centers:  Palms to Pines shopping center, Central shopping center, Simi Valley Plaza and Gateway Center (formerly known as Marin City).

Under the terms of the Liquidating Trust Agreement executed by the Company and the Trustees on June 28, 2002, each stockholder of the Company on the Record Date (each, a “Beneficiary”) automatically became the holder of one unit of beneficial interest (a “Unit”) in the Trust for each share of Company common stock then held of record by such stockholder, and all outstanding shares of Company common stock were automatically deemed cancelled.  Stockholders of the Company on the Record Date were not required to take any action to receive their Units.  The rights of Beneficiaries in their Units are not represented by any form of certificate or other instrument. The Trust’s agent maintains a record of the name and address of each Beneficiary and such Beneficiary’s aggregate Units in the Trust.  Subject to limited exceptions related to transfer by will, intestate succession or operation of law, the Units are not transferable.

The Trust was established for the sole purpose of winding up the Company’s affairs and the liquidation of its assets with no objective to continue or engage in the conduct of a trade or business or cause any subsidiary to continue or engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Trust’s assets.

The Trust will terminate upon the earliest of (1) such time as termination is required by the applicable laws of the State of Maryland, (2) the distribution of all the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, or (3) the expiration of a period of three years from the date assets were first transferred to the Trust.  The existence of the Trust may, however, be extended to such later date as the Trustees may designate if they determine that an extension is reasonably necessary to fulfill the purpose of the Trust and, prior to such extension, the Trustees shall have requested and received additional No-Action assurances from the SEC.

Tax Treatment

The Trust will issue an annual information statement to the Beneficiaries with tax information for their tax returns.  Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Reports to Beneficiaries; Meetings

The Trustees are expected to issue annual reports to the Beneficiaries showing the assets and liabilities of the Trust at the end of each fiscal year and the receipts and disbursements of the Trust for the period. The annual reports will also describe the changes in the Trust’s assets during the reporting period and the actions taken by the Trustees during the period. The Trustees are also required to file with the SEC (1) an annual report on Form 10-K and (2) whenever a material event relating to the Trust occurs, a current report on Form 8-K.

Generally, there will be no meetings of the Beneficiaries.  However, the Trustees may at any time call a meeting of the Beneficiaries to be held at such time and at such place as the Trustees shall determine.  In addition, holders of at least a majority of the aggregate Units held by all Beneficiaries may require the Trustees to call a meeting of the Beneficiaries.  A Trustee may be removed at any time, with cause, by Beneficiaries having aggregate Units of at least a majority of the total Units held by all Beneficiaries.  Any Trustee may be removed at any time, without cause, by Beneficiaries having aggregate Units of at least two-thirds of the total Units held by all Beneficiaries.

Distributions

During the period from June 28, 2002 through December 31, 2002, the Trust made a liquidating distribution to the Beneficiaries of $0.50 per Unit.  The Trustees estimate that the Trust will make future aggregate cash distributions of approximately $0.75 per Unit based upon estimated net proceeds from the sale of remaining real estate, the estimated timing of such sale, collection of receivables, amounts required to settle liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations.  Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

Property Sales

During the period from June 28, 2002 through December 31, 2002, the Trust sold Central and Palms to Pines shopping centers for aggregate proceeds of approximately $6.2 million in cash.

Employees

The Trust has no full-time employees.  From time to time, the Trust engages one or more former employees of the Company on an hourly basis to perform administrative functions on behalf of the Trust.

ITEM 2.	RETAIL PROPERTIES.

On December 31, 2002, the Trust owned interests in two properties, Simi Valley Plaza and Gateway Center (formerly known as Marin City).  The following table sets forth the operating properties owned by the Trust at December 31, 2002.

Property	Percent Owned	Trust-Owned GLA (square feet)	Total Occupancy	Principal Tenants (Lease Expiration Date)

Simi Valley Plaza(1) Simi Valley, CA	100%	216,682	41.21%	Edwards Theaters (12/31/03) (2)

Gateway Center	100%	182,030	93.70%	Best Buy (1/31/19) (3)
Marin City, CA				Ross Dress for Less (1/31/07) (3)
				Long’s Drugs (2/28/22)
				Linens N Things (1/31/11) (3)
				Outback Steakhouse (12/31/08)

(1)	In receivership, see “Item 2 – Retail Properties - Simi Valley Plaza.” All information contained herein regarding Simi Valley Plaza has been provided to the Trust by the Receiver.
(2)	Edwards Theaters has filed for bankruptcy.
(3)	Accounted for 10% or more of total revenues of the Trust.

Simi Valley Plaza

In late January 2002, House2Home, which occupied 113,932 square feet and operated under bankruptcy protection, ceased paying rent at the Company’s Simi Valley Plaza shopping center.  As a result, the property no longer produced enough cash income to make the required debt service payments to the lender and control of the property was transferred to a Receiver pursuant to the certain Stipulation for Order re: Appointment of Receiver and Issuance of Preliminary Injunction; Order Thereon, dated June 25, 2002, BPP/Simi Valley, L.P. entered in the action captioned LaSalle Bank, N.A. v. BPP/Simi Valley, L.P., et al., Case No. SC033169 pending in the Superior Court of the State of California for the County of Ventura.

Although control of the shopping center has been undertaken by a Receiver, BPP/Simi Valley, L.P. continues to hold fee title to Simi Valley Plaza.  Simi Valley Plaza shopping center is owned by BPP/Simi Valley, L.P., a “Bankruptcy Remote Entity,” which is an indirect subsidiary of the Trust.  The assets owned by BPP/Simi Valley, L.P. are not available to satisfy claims that any creditor may have against the Trust, its other affiliates, or any other person or entity, other than claims of creditors of such Bankruptcy Remote Entity.  Neither the Trust nor any of its other affiliates have agreed to pay or make its assets available to pay creditors of the Bankruptcy Remote Entity.  No affiliate of BPP/Simi Valley, L.P. has agreed to pay or make its assets available to pay creditors of the Bankruptcy Remote Entity.

The Trust is currently carrying the property at a net realizable value equal to the mortgage amount.  Also, the ongoing operations of the property have no economic impact on the Trust and the transfer of the property to either a purchaser or the lender will have no effect on current estimated net realizable value of the Trust.

Gateway Center

Gateway Center is located on land which is subject to a non-cancelable ground lease with the Marin City Community Land Corporation (the “CLC”) expiring in 2089.  BPP/Marin, L.P. and the CLC have entered into a purchase and sale agreement for the sale of the Gateway Center project.  Pursuant to the terms of the purchase and sale agreement, the closing date is set for July 31, 2003.  (See “Item 3 – Legal Proceedings – Gateway Center”).

Mortgage Debt

At December 31, 2002, the Trust had approximately $31,249,000 of fixed-rate mortgage debt secured by interests in the two remaining properties.  The following table sets forth certain information regarding the Trust’s mortgage debt as of December 31, 2002:

Property	Principal Balance Outstanding 12/31/02	Maturity Date		Interest Rate	Annual Payment

Gateway Center (formerly known as Marin City)	$15,627,000	October 2008	(1)	7.39%	$1,493,000
Simi Valley Plaza(2)	15,622,000	June 2026		8.98%	1,579,000
Total	$31,249,000				$3,072,000

(1)                                  Balloon payment at maturity.

(2)                                  In receivership, see “Item 2 – Retail Properties - Simi Valley Plaza.”

The Company entered into leases with third-party landlords for office space that it occupied for its offices (see “Note 8 - Operating Leases in the Consolidated Financial Statements”).  These leases contain commercially standard terms and do not involve any commitments which the Trustees believe are material to the Trust’s operations or financial condition.

ITEM 3.	LEGAL PROCEEDINGS.

Lake Arrowhead Village

In April 2001, a lawsuit was filed in the Superior Court for the County of Orange, California by approximately ten tenants at the Company’s former Lake Arrowhead Village property (the “Arrowhead Property”).  The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  The complaint alleged, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (“CAM”).  This lawsuit was resolved in June 2002 after the Company made a statutory offer to allow a compromise judgment to be entered against the Company in the amount of $300,000.

On January 17, 2003, nine of the same tenants who filed the aforementioned lawsuit in Orange County Superior Court, together with six other tenants at the Company’s former Arrowhead Property, filed a lawsuit in the Superior Court of the State of California, County of San Bernardino.  The lawsuit was filed against the Company, the Trust, the Trustees, Scott C. Verges individually, the current owner of the property ("LAV, LLC"), the former owner of the property who had contributed the property to the Company, and many of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  LAV, LLC, is an entity in which Scott C. Verges, a co-trustee of the Trust, is a member.  (See “Item 13 - Certain Relationships and Related Transactions”).  The complaint alleges, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for CAM.  The plaintiffs are seeking an undisclosed amount of monetary damages.  On March 10, 2003, the lawsuit was moved to the United States District Court for the Central District of California, Eastern Division.  With respect to the nine tenants who previously sued the Company and accepted a compromise judgment in June 2002, the Trustees believe the claims against the Company and the Trust are barred because they were previously adjudicated, and the Trustees plan to seek a ruling from the Court to that effect.  With respect to the other six tenants, the Trustees believe that the claims are without merit and intend to vigorously defend against them.

In addition, on April 25, 2002, a lawsuit was filed in Los Angeles Superior Court against Burnham Pacific Operating Partnership, L.P., the Company’s operating partnership (the “Operating Partnership”), and the Company.  The lawsuit was filed by the individuals and their investment companies that owned the Arrowhead Property immediately before the Company acquired it.  The plaintiffs originally contributed the Arrowhead Property in exchange for Operating Partnership units.  The complaint arose out of the sale of the Arrowhead Property to LAV, LLC.  The complaint alleged that the sale of the Arrowhead Property to LAV, LLC constitutes a (i) breach of contract, (ii) breach of fiduciary duty, (iii) breach of the partnership agreement, and (iv) violation of California Business and Professions Code Section 17200.  The complaint sought monetary damages, attorneys fees and specific performance of the alleged obligation to sell the Arrowhead Property to plaintiffs on the same terms as sold to LAV, LLC.  With respect to the breach of contract action, the plaintiffs sought damages with respect to the alleged value of their Operating Partnership units.  With respect to the alleged breaches of fiduciary duty and of the partnership agreement, the plaintiffs sought monetary damages of not less than $4.8 million.  This lawsuit was settled and dismissed in June 2002 for a settlement value of approximately $850,000.

Gateway Center

In November 2001, the Operating Partnership filed a suit to establish that the CLC, the landlord under the ground lease for the Company’s Gateway Center, breached the lease by refusing to consent to a proposed assignment of the lease in connection with a proposed sale of the property.  The CLC filed a cross-complaint seeking to establish breaches of the lease by the Operating Partnership.  In May 2002, BPP/Marin, L.P. (“BPP/Marin”) (an indirect subsidiary of the Company that is the owner of the asset) filed a second legal proceeding seeking to preclude the CLC from declaring any default under the parties’ lease.  The parties then stipulated to binding arbitration of all claims in both legal proceedings.  In August 2002, the parties entered into a settlement arrangement that purported to resolve all claims between BPP/Marin and the CLC pertaining to the Gateway Center lease.  BPP/Marin paid the CLC $815,000 to cover past and future rent obligations.  The CLC agreed to certain accounting matters which make it unlikely that any further rent will be owed under the lease for the next ten years or more.  BPP/Marin and the CLC agreed that options to purchase BPP/Marin’s interest in the property for $20.75 million would be provided first to a specified assignee of the CLC, next to POB Apollo and finally to the CLC itself.  The CLC’s purported exercise of its purchase right remains pending with the CLC having a right to close escrow not later than July 31, 2003.

On December 10, 2002, BPP/Marin initiated an arbitration proceeding against the CLC relating to the Gateway Center.  BPP/Marin is seeking monetary damages for the CLC’s interference with a prospective sale of BPP/Marin’s leasehold interest to POB Apollo.  In January 2003, the CLC asserted by cross-claim that the CLC-BPP/Marin Land Lease pertaining to subordination of the CLC’s reversionary interest in the Lease is unenforceable.  On March 26, 2003, the Trust received a non-appealable judgment from the arbitrator that the subordination clause is enforceable.

Developers Diversified

The Trust is currently involved in various legal proceedings with Developers Diversified Realty Corporation (“DDRC”) and DDR Real Estate Services, Inc. (“DDRRES”), an affiliate of DDRC which acted as the Company’s liquidator and property manager for the period from December 15, 2000 through June 27, 2002.

On January 9, 2003, DDRC filed a lawsuit in the Superior Court of the State of California, County of San Diego against the Company and Trust alleging breach of contract and related claims arising from the sale of the Hilltop Plaza shopping center in Richmond, California.  DDRC is seeking damages of approximately $175,000, which consists mostly of post-closing rent paid by tenants to the Company instead of DDRC.  The Trust has filed a cross-complaint seeking damages against DDRC in the approximate amount of $25,000 for various accounting errors.

On January 10, 2003, DDRRES filed a lawsuit against the Company and Trust in the Supreme Court of the State of New York, Monroe County.  DDRRES’ lawsuit alleges breach of contract and related claims arising from the liquidation and property management services that DDRRES was to perform. DDRRES’ lawsuit seeks monetary damages of approximately $98,000 and a judicial declaration that DDRRES is entitled to retain construction management fees obtained from the Company in the amount of approximately $530,000.  The Trust denies DDRRES’ claims and intends to vigorously defend against the lawsuit.

The Trust, acting through its Trustees, filed a lawsuit on January 13, 2003 against DDRRES in the Superior Court of the State of California, County of Contra Costa regarding various accounting issues. The Trust’s lawsuit alleges breach of contract, breach of fiduciary duty, negligence, unfair business practices and related claims against DDRRES, and the Trust is seeking more than $2.5 million in damages. It is not yet clear whether the competing claims asserted by the Trust and DDRRES regarding DDRRES’ conduct as liquidator and property manager for the Company will proceed in New York or California. The Trust anticipates that the Courts will designate a single forum for these disputes in the next few months.

RVIP

The Trust is currently involved in legal proceedings arising from sales by the Company of ten shopping centers to Prudential Insurance Company of America and its affiliates (collectively, “RVIP”) between December 2000 and April 2001.

On December 17, 2002, the Trust filed an action in the Superior Court of the State of California, County of Contra Costa, against RVIP and the Pleasant Hill Redevelopment Agency seeking the return of a deposit paid by the Company in connection with the development of a shopping center in Pleasant Hill, California.  The deposit at issue amounts to approximately $72,000, including interest. RVIP is contesting the lawsuit and claims that it should receive the deposit monies.

On January 21, 2003, RVIP filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against the Company and the co-trustees of the Trust alleging breach of contract and related claims in connection with RVIP’s purchase of several properties, including the Pleasant Hill shopping center and Plaza at Puente Hills in California. RVIP is seeking damages of approximately $308,000.  The Trust disputes RVIP’s claims and intends to assert cross-claims against RVIP arising from these property sales.

Department of Labor

The Trust has been advised that the U.S. Department of Labor has commenced an investigation regarding the Company’s decision to suspend trading by employees of shares of Company common stock held by them in the Company’s 401(k) Plan for certain periods of time following the receipt of an unsolicited proposal from Shottenstein Stores Corporation and certain of its affiliates in June 1999.  No formal claim has yet been brought by the Department of Labor.  If and when a formal claim is made, the Trustees will analyze the claim and respond appropriately.

General

While the Trust has established reserves for anticipated costs relating to the foregoing litigation matters (including attorneys fees and judgment and settlement costs), there can be no assurance as to the outcome of any of the foregoing litigation or that the reserves established by the Trust will be sufficient to offset such costs.  If costs related to the foregoing litigation matters exceed the reserves established by the Trust, the estimated amount of future cash distributions could be materially adversely affected.

The Company and the Trust are subject to other legal claims and proceedings that arise in the ordinary course of business.  The Trustees believe that the outcome of these other claims and proceedings will not have a material adverse effect on the estimated amount of future cash distributions, however there can be no assurance in this regard.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF BENEFICIARIES.

No matters were submitted to a vote of the Beneficiaries during the period from June 28, 2002 through December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED BENEFICIARY MATTERS.

Market Information

There is no public market for the Units of the Trust.  On June 27, 2002, the Company formally closed its stock transfer books and its common stock was delisted from the New York Stock Exchange.  On June 28, 2002, the Company filed a Form 15 with the SEC to terminate the registration of its common stock under the Exchange Act and its obligation to file periodic reports with respect thereto.

Holders

The Units are not transferable except by will, intestate succession or operation of law.  As of December 31, 2002, the Trust had approximately 1,492 Beneficiaries of record and 32,928,220 Units outstanding.

Distributions

During the period from June 28, 2002 through December 31, 2002, the Trust made a liquidating distribution to the Beneficiaries of $0.50 per Unit.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data of the Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K.  The results for the period from June 28, 2002 through December 31, 2002 are not comparable to any prior period because the Trust began operations as of June 28, 2002.

CHANGES IN NET ASSET DATA (in thousands, except per Unit amounts)

June 28, 2002 through December 31, 2002

Total Revenues	$2,176
Loss From Operations	$(372)
Loss Per Unit	$(0.01)

Distributions Paid	$16,466
Distributions Paid Per Unit	$0.50

NET ASSET DATA (in thousands, except per Unit amounts)

December 31, 2002

Total Assets	$65,744
Total Liabilities	$39,235
Net Assets in Liquidation	$26,509

Net Asset Value per Unit	$0.81

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements and Risk Factors

Certain statements contained in this annual report that are not historical constitute “forward-looking statements.”  You can identify forward-looking statements by our use of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “may,” “will” and other similar expressions.  These statements are based upon our current expectations, estimates and projections, and they are not guarantees of future results.  The forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of the Trust and could materially affect the Trust’s actual results.  Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risk factors.

Risk-Factors

We cannot assure the amounts or timing of distributions.

If the values of our assets decline, or if the costs and expenses related to selling our remaining assets exceed our current estimates, then the amounts of any future distributions to the Trust’s Beneficiaries may be materially adversely affected.  In addition, the ability to sell or dispose real estate assets depends, in some cases, on the availability of financing to buyers on favorable terms.  If favorable financing is not available, it may take longer than expected to sell our remaining assets at desirable prices, and this may delay our ability to make distributions.  There can be no assurance that we will be successful in disposing of our remaining assets for values approximating those currently estimated by us or as to the timing of any related distributions.

The amounts and timing of distributions may be adversely affected by liabilities and indemnification obligations following asset sales.

In selling our assets, we may be unable to negotiate agreements that provide for the buyers to assume all of the known and unknown liabilities relating to the assets, including, without limitation, environmental and structural liabilities.  In addition, if we agree to indemnify the buyers for such liabilities, we may be unable to limit the scope or duration of such indemnification obligations to desirable levels or time periods.  As a result, we have from time to time determined, and we may in the future determine, that it is necessary or appropriate to reserve cash amounts or obtain insurance in order to attempt to cover the liabilities not assumed by the buyers and to cover potential indemnifiable losses.  There can be no assurance that the reserves and insurance will be sufficient to satisfy all liabilities and indemnification obligations arising from assets previously sold by the Company or arising after the sale of our remaining assets, and any insufficiencies may have a material adverse effect on the amounts and timing of any distributions.

We may encounter increased difficulty in collecting the accounts receivable associated with the properties that the Company previously sold or that the Trust may sell in the future.

When we sell our properties, we generally retain the associated accounts receivable because the purchasers of real estate are not willing to assume the risk of collection.  The Trust is also actively attempting to collect the remaining accounts receivable associated with properties sold by the Company prior to the formation of the Trust on June 28, 2002.  Our ability to collect the accounts receivable depends significantly on our collection efforts and the debtor’s financial ability to pay.  Because the Trust has no direct relationship or significant leverage with the debtors after these sales, it is difficult to collect the amounts owed.  While we make every effort to collect all of our receivables, it is necessary for us to establish reasonable reserves for portions of the accounts receivable that we believe may not be collected.  There can be no assurance, however, that the amount of uncollected accounts receivable will not exceed our reserves.

We could have financial problems as a result of our tenants’ financial difficulties.

At any time, any of our tenants may seek the protection of the bankruptcy laws.  Under the bankruptcy laws, that tenant’s lease could be rejected and terminated, which would cause us to lose rental income. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in its failure to make rental payments when due. A tenant’s failure to affirm its lease following bankruptcy or a weakening of its financial condition could impair our results of operations, result in lower sales prices for our assets and reduce the amounts of distributions to the Trust’s Beneficiaries.

We may be unable to obtain all of the consents and approvals necessary to transfer our remaining assets.

In general, an agreement relating to the purchase and sale of real estate provides that the completion of the sale is subject to the satisfaction of conditions, including consents and approvals of specified third parties.  The failure of the Trust to obtain all consents and approvals that are necessary to transfer its assets may have a material adverse effect on the amounts and timing of distributions to the Trust’s Beneficiaries.

The liquidation of our assets may result in the expedited filing of lawsuits against the Trust.

Because the Trust is continuing to liquidate the assets formally owned by the Company, it may be more likely that third parties will decide to file lawsuits against the Trust and that they will expedite the filing of such lawsuits.  Since the formation of the Trust on June 28, 2002, the Trust has been named as a defendant in several lawsuits.  (See Part I – Item 3.  – “Legal Proceedings”).  There can be no assurance that the costs related to the defense against and the outcome of any such lawsuits will not have a material adverse effect on the amounts and timing of any distributions made to the Trust’s Beneficiaries.

Terms of sales of assets are not subject to approval by the Beneficiaries and may not be satisfactory to all Beneficiaries.

The Trustees of the Trust have the authority to sell any or all of the Trust’s assets on terms that they determine are appropriate.  The Trust’s Beneficiaries will have no opportunity to vote on these matters and will, therefore, have no right to approve or disapprove the terms of the sales.  As a result, the terms of sales of assets may not be satisfactory to all Beneficiaries.

We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

Because we own, operate and supervise the management of the Trust’s real estate, and because we assumed all of the liabilities of the Company, for liability purposes we may be considered under the law to be an owner or operator of those properties or as having arranged for the disposal or treatment of hazardous or toxic substances. As a result, we could have to pay removal or remediation costs.  Federal, state and local laws often impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.  The presence of those substances, or the failure to properly remediate them, may impair the owner’s or operator’s ability to sell or rent the property.  A person who arranges for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating the substances at a disposal or treatment facility, whether or not that person owns or operates the facility.  Thus, we might have to pay other costs, including governmental fines and costs related to personal injuries and property damage, resulting from the environmental condition of our properties, regardless of whether we actually had knowledge of or contributed to those conditions.  Furthermore, environmental laws impose liability for the release of asbestos-containing materials into the air.  If we were ever held responsible for releasing asbestos-containing materials, third parties could seek recovery from us for personal injuries.

Our insurance coverage is limited and may not cover losses that we suffer.

We have comprehensive general liability coverage and umbrella liability coverage on all of our properties. We believe that our properties are adequately insured against liability claims and the cost of defending those claims. Our coverage is subject to deductibles and to the limitations described below regarding insurance for losses caused by earthquakes or floods. Similarly, we believe that our properties are adequately insured on a replacement cost basis, subject to deductibles, against direct physical damage for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.  Some types of extraordinary losses, however, either are not insurable or are not economically insurable.  If any uninsured loss occurs, we could lose our investment in, and anticipated revenues from, a property.  An uninsured loss could adversely affect our ability to sell our properties or make distributions to the Trust’s Beneficiaries.

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

As a result of the adoption of the Plan of Liquidation and its approval by the Company’s stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000.  In accordance with the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation.  Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.  Factors that may cause such variations include, among other factors, the possibility that assets may not be sold on the terms currently provided, and the other risk factors discussed in this Annual Report on Form 10-K.

Pursuant to the Plan of Liquidation, on June 28, 2002, the Company transferred the following remaining assets and liabilities to the Trust:

Real Estate Held for Sale	$41,922
Cash and Cash Equivalents	40,160
Restricted Cash	734
Receivables - Net	3,669
Other Assets	511
Accounts Payable and Other Liabilities	(2,786)
Tenant Security Deposits	(126)
Notes Payable	(31,487)
Reserve for Estimated Costs During the Period of Liquidation	(9,187)
Deferred Gain on Real Estate Assets	(66)
Net Assets in Liquidation	$43,344

Results of Operations

The following describes the results of operations for the period from June 28, 2002 through December 31, 2002 (the “Trust Period”).  The Trust recorded a net loss of $372,000 ($0.01 per Unit) for the Trust Period.  The Net Loss primarily resulted from general and administrative expenses exceeding the property operating income.  General and administrative expenses include consultants, receivable collections, tax return reviews, Beneficiary communication and other general office expenses.  The results for the Trust Period are not comparable to any prior period as the Trust began operations June 28, 2002.

Reserve for Estimated Costs During the Period of Liquidation (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued.  These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and one or more trustees to oversee the liquidation, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Trust’s operations.  These costs are estimates and are expected to be incurred over the remaining Trust period.

On June 28, 2002, the Reserve balance transferred by the Company to the Trust was $9,187,000.  During the period from June 28, 2002 through December 31, 2002, the Trust made payments in the amount of $3,041,000 resulting in a December 31, 2002 Reserve balance of $6,146,000.

Net Assets in Liquidation

Net Assets in Liquidation at December 31, 2002 were $26,509,000 or $0.81 per unit. The valuation of Net Assets in Liquidation is based on estimates as of December 31, 2002, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Distributions

During the period from June 28, 2002 through December 31, 2002, the Trust made a liquidating distribution to the Beneficiaries of $0.50 per Unit.  The Trustees estimate that the Trust will make future aggregate cash distributions of approximately $0.75 per Unit based upon estimated net proceeds from the sale of remaining real estate, the estimated timing of such sale, amounts required to settle liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations.  Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

Dispositions

During the period from June 28, 2002 through December 31, 2002, the Trust sold Central and Palms to Pines shopping centers for aggregate proceeds of approximately $6.2 million in cash.  As a result, the Trust recognized the remaining Deferred Gain on Real Estate Assets of $66,000.

Liquidity and Capital Resources

The Trustees anticipate that the combination of cash from asset sales, cash flows from operating activities and current cash reserves will provide adequate capital for all operating expenses including all required payments on the Trust’s notes payable, binding capital expenditure obligations, tenant improvements and litigation expenses.

Effects of Inflation

Substantially all of the Trust’s leases contain provisions designed to mitigate the adverse impact of inflation.  These provisions include clauses enabling the Trust to receive percentage rentals based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases.  These escalation clauses are often related to increases in the consumer price index or similar inflation indices.  Most of the Trust’s leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes, and insurance, thereby reducing the Trust’s exposure to increases in these operating expenses resulting from inflation to the extent that its properties are occupied.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

At December 31, 2002, the Trust’s long-term debt consisted entirely of fixed-rate, secured mortgage debt.  The weighted-average interest rate on the $31,249,000 of secured mortgage debt outstanding at December 31, 2002 was approximately 8.18% with maturities at 2008 and 2026.

The table below presents principal amounts, interest rates and year of maturity for the Trust’s debt at December 31, 2002 (dollars in thousands):

Property	Principal Amount	Interest Rate	Year of Maturity

Gateway Center	$15,627	7.39%	2008
Simi Valley Plaza(1)	15,622	8.98%	2026

(1)          In receivership, see “Item 2 – Retail Properties - Simi Valley Plaza.”

Because the table incorporates only those exposures that exist at December 31, 2002, it does not consider those exposures or positions that could arise after that date.  The Trust is in the process of liquidating, and does not expect to incur any additional indebtedness.  Moreover, all of its existing mortgage debt is fixed-rate.  Therefore, the Trust does not believe that future interest rate fluctuations will have a material effect on the Trust.  The Trust does not utilize financial instruments for trading or other speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BPP LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS (LIQUIDATION BASIS)

DECEMBER 31, 2002

(unaudited)

(in thousands)

ASSETS
Real Estate Held for Sale	$35,772
Cash and Cash Equivalents	26,811
Restricted Cash	413
Receivables-Net	2,607
Other Assets	141
Total Assets	65,744

LIABILITIES
Accounts Payable and Other Liabilities	1,783
Tenant Security Deposits	57
Notes Payable	31,249
Reserve for Estimated Costs During the Period of Liquidation	6,146
Total Liabilities	39,235

NET ASSETS IN LIQUIDATION	$26,509

See the Accompanying Notes

BPP LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE PERIOD FROM JUNE 28, 2002 THROUGH DECEMBER 31, 2002

(unaudited)

(in thousands, except per Unit amounts)

REVENUES

Rents	$1,793
Interest and Other Income	383

Total Revenues	2,176

COSTS AND EXPENSES

Interest	591
Rental Operating	584
Provision for Bad Debt	35
General and Administrative	1,180
Litigation and Legal	158

Total Costs and Expenses	2,548

Net Loss	(372)

Net Assets Contributed to the Trust on June 28, 2002	43,344
Adjustments to Net Assets in Liquidation	3
Liquidating Distributions	(16,466)

Net Assets in Liquidation at December 31, 2002	$26,509

Loss Per Unit	$(0.01)

BPP LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE PERIOD FROM JUNE 28, 2002 THROUGH DECEMBER 31, 2002

(unaudited)

(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(372)
Adjustments to Reconcile Net Loss to Net Cash used for Operating Activities:
Provision for Bad Debt	35
Changes in Other Assets and Liabilities:
Receivables and Other Assets	1,397
Accounts Payable and Other Liabilities	(1,002)
Tenant Security Deposits	(69)
Reserve for Estimated Costs During the Period of Liquidation	(3,041)
Recognition of Deferred Gain	(66)
Net Cash Used for Operating Activities	(3,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Real Estate	6,200
Post Closing Costs from Sales of Real Estate	(133)
Net Cash Provided by Investing Activities	6,067

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Notes Payable	(153)
Restricted Cash	321
Liquidating Distribution Paid	(16,466)
Net Cash Used for Financing Activities	(16,298)

Net Decrease in Cash and Cash Equivalents	(13,349)
Cash and Cash Equivalents at Beginning of Period	40,160

Cash and Cash Equivalents at End of Period	$26,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for Interest During the Period from June 28, 2002 through December 31, 2002	$591

BPP LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.              PURPOSE OF THE BPP LIQUIDATING TRUST

On August 31, 2000, the Board of Directors of Burnham Pacific Properties, Inc. (the “Company”) adopted a Plan of Complete Liquidation and Dissolution (the “Plan of Liquidation”) and directed that the Plan of Liquidation be submitted to the Company’s stockholders for approval.  The stockholders of the Company subsequently approved the Plan of Liquidation at the 2000 Annual Meeting of Stockholders held on December 15, 2000.

The Plan of Liquidation contemplated the orderly sale of all of the Company’s assets for cash or such other form of consideration as may be conveniently distributed to the Company’s stockholders and the payment of (or provision for) the Company’s liabilities and expenses, as well as the establishment of reserves to fund the Company’s contingent liabilities.  The Plan of Liquidation gave the Company’s Board of Directors the power to sell any or all of the assets of the Company without further approval by the stockholders and required that the final liquidating distribution, either directly to stockholders or to a liquidating trust, be made no later than December 15, 2002.

On June 28, 2002, the Company transferred its remaining assets to (and its remaining liabilities were assumed by) the co-trustees of the BPP Liquidating Trust (the “Trust”), Scott C. Verges and Douglas P. Wilson (the “Trustees”), in accordance with the Company’s Plan of Liquidation, and the Company was dissolved.  The last day of trading of the Company’s common stock on the New York Stock Exchange was June 27, 2002 (the “Record Date”), and the Company’s stock transfer books were closed as of the close of business on that date.  In addition, on June 28, 2002 the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its obligation to file periodic reports.  The Company had previously received a “No-Action” letter from the SEC regarding the Exchange Act reporting obligations of the Trust.

During the period of liquidation from December 16, 2000 through June 27, 2002, the Company assigned, sold or otherwise disposed of all of its real estate assets except its interests in four properties:  Palms to Pines Shopping Center, Central Shopping Center, Simi Valley Plaza and Gateway Center (formerly known as Marin City).

Under the terms of the Liquidating Trust Agreement executed by the Company and the Trustees on June 28, 2002, each stockholder of the Company on the Record Date (each, a “Beneficiary”) automatically became the holder of one unit of beneficial interest (a “Unit”) in the Trust for each share of Company common stock then held of record by such stockholder, and all outstanding shares of Company common stock were automatically deemed cancelled.  Stockholders of the Company on the Record Date were not required to take any action to receive their Units.  The rights of Beneficiaries in their Units are not represented by any form of certificate or other instrument. The Trust’s agent maintains a record of the name and address of each Beneficiary and such Beneficiary’s aggregate Units in the Trust.  Subject to limited exceptions related to transfer by will, intestate succession or operation of law, the Units are not transferable, nor does a Beneficiary have authority or power to sell or in any other manner dispose of any Units.

The Trust was established for the sole purpose of winding up the Company’s affairs and the liquidation of its assets with no objective to continue or engage in the conduct of a trade or business or cause any subsidiary to continue or engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Trust’s assets.

The Trust will terminate upon the earliest of (1) such time as termination is required by the applicable laws of the State of Maryland, (2) the distribution of all the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, or (3) the expiration of a period of three years from the date assets were first transferred to the Trust.  The existence of the Trust may, however, be extended to such later date as the Trustees may designate if they determine that an extension is reasonably necessary to fulfill the purpose of the Trust and, prior to such extension, the Trustees shall have requested and received additional No-Action assurances from the SEC.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Trust has adopted the liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts.  The valuation of real estate held for sale as of December 31, 2002 is based on current contracts, estimates as determined by independent appraisals and other indications of sales value, net of estimated selling costs of approximately $600,000.  The valuations of other assets and liabilities under the liquidation basis of accounting are based on the Trustees’ estimates as of December 31, 2002.  The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Trustees to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Assets and Liabilities Transferred to the Trust

The Company transferred the following assets and liabilities to the Trust on June 28, 2002:

Real Estate Held for Sale	$41,922
Cash and Cash Equivalents	40,160
Restricted Cash	734
Receivables – Net	3,669
Other Assets	511
Accounts Payable and Other Liabilities	(2,786)
Tenant Security Deposits	(126)
Notes Payable	(31,487)
Reserve for Estimated Costs during the Period of Liquidation	(9,187)
Deferred Gain on Real Estate Assets	(66)
Net Assets in Liquidation	$43,344

Income Taxes

The Trust will be treated as a grantor trust and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust will recognize taxable gain or loss when an asset is disposed of for an amount greater or less than the fair market value of such asset at the time it was transferred from the Company to the Trust.  Each Beneficiary of the Trust will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by the Trust and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes in the accompanying consolidated financial statements.

Real Estate and Real Estate Held for Sale

Because the Trust has adopted the liquidation basis of accounting, real estate assets are reflected at their estimated net realizable values and classified as real estate held for sale.  Accordingly, the Trust has not recorded depreciation or amortization expense.  The valuation of real estate held for sale as of December 31, 2002 was based on current contracts net of estimated selling costs of approximately $600,000.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

Restricted Cash

As of December 31, 2002, Restricted Cash was $413,000.  This amount is held in an escrow account as required by the note payable relating to the Gateway Center property and is to be used to pay for insurance, real estate taxes, and capital expenditures pertaining to the real estate that collateralizes the note payable.

Receivables -Net

Receivables are net of an allowance for doubtful accounts of approximately $5,872,000.

Financial Instruments

The carrying values reflected in the consolidated statement of net assets at December 31, 2002 reasonably approximate the fair values for cash and cash equivalents, receivables, accounts payable and notes payable.

Adjustment to Deferred Gain on Real Estate Assets

Adjusting assets to estimated net realizable value resulted in the write-up of certain real estate properties.  The anticipated gains associated with the write-up of these real estate properties were deferred until their sales.  The amount of deferred gain on real estate assets transferred to the Trust on June 28, 2002 was $66,000.  Upon the sale of Palms to Pines shopping center in August 2002, the entire remaining amount of deferred gain on real estate assets was recognized.

Reserve for Estimated Costs During the Period of Liquidation (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued.  These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and one or more trustees to oversee the liquidation, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Trust’s operations.  These costs are estimates and are expected to be incurred over the remaining Trust period.

On June 28, 2002, the Reserve balance transferred by the Company to the Trust was $9,187,000.  During the period from June 28, 2002 through December 31, 2002, the Trust made payments in the amount of $3,041,000, resulting in a December 31, 2002 Reserve balance of $6,146,000.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN No. 45 interprets FASB Statements No. 5, 57, and 107 and rescinds FIN No. 34.  The Trustees do not believe that the adoption of FIN No. 45 will have a significant impact on its financial statements.

Revenue Recognition

Since the Trust has adopted the liquidation basis of accounting, the method of straight lining of rental revenues over the life of the lease has not been utilized.  Revenues based on a percentage of tenants’ sales are recognized when tenants’ sales exceed their sales breakpoint.

Net Loss Per Unit

Net loss per Unit is calculated using the weighted-average number of Units outstanding at December 31, 2002.  The following table shows the net loss per Unit computation for the period from June 28, 2002 through December 31, 2002 (in thousands except per Unit amount).

June 28, 2002 through December 31, 2002

Net Loss	$(372)
Units Outstanding at December 31, 2002	32,928
Net Loss Per Unit	$(.01)

3.              REAL ESTATE AND REAL ESTATE HELD FOR SALE

Real estate held for sale at December 31, 2002, is comprised entirely of interests in two retail shopping centers, Simi Valley Plaza and Gateway Center.  At December 31, 2002, both of the properties were pledged as collateral for notes payable.  In addition, the notes payable are secured by assignments of rents on such real estate.

Simi Valley Plaza

In late January 2002, House2Home, which occupied 113,932 square feet and operated under bankruptcy protection, ceased paying rent at the Company’s Simi Valley Plaza shopping center.  As a result, the property no longer produced enough cash income to make the required debt service payments to the lender and control of the property was transferred to a Receiver pursuant to the certain Stipulation for Order re: Appointment of Receiver and Issuance of Preliminary Injunction; Order Thereon, dated June 25, 2002, BPP/Simi Valley, L.P. entered in the action captioned LaSalle Bank, N.A. v. BPP/Simi Valley, L.P., et al., Case No. SC033169 pending in the Superior Court of the State of California for the County of Ventura.

Although control of the shopping center has been undertaken by a Receiver, BPP/Simi Valley, L.P. continues to hold fee title to Simi Valley Plaza.  Simi Valley Plaza shopping center is owned by BPP/Simi Valley, L.P., a “Bankruptcy Remote Entity,” which is an indirect subsidiary of the Trust.  The assets owned by BPP/Simi Valley, L.P. are not available to satisfy claims that any creditor may have against the Trust, its other affiliates, or any other person or entity, other than claims of creditors of such Bankruptcy Remote Entity.  Neither the Trust nor any of its other affiliates have agreed to pay or make its assets available to pay creditors of the Bankruptcy Remote Entity.  No affiliate of BPP/Simi Valley, L.P. has agreed to pay or make its assets available to pay creditors of the Bankruptcy Remote Entity.

The Trust is currently carrying the property at a net realizable value equal to the mortgage amount.  Also, the ongoing operations of the property have no economic impact on the

Trust and the transfer of the property to either a purchaser or the lender will have no effect on current estimated net realizable value of the Trust.

Gateway Center

Gateway Center is leased to tenants under leases expiring at various dates through 2022.  Certain of these leases contain provisions for rent increases based on consumer price indices and certain leases contain renewal options of up to five years.  Future minimum rental income to be received by the Trust under the terms of these operating leases at December 31, 2002 is as follows (in thousands):

Year Ending December 31,	Minimum Rental Income
2003	$2,097
2004	2,077
2005	1,882
2006	1,817
2007	1,184
Later Years	13,085
Total	$22,142

At December 31, 2002, three tenants, Best Buy, Ross Dress for Less and Linens N Things, each accounted for 10% or more of total revenues of the Trust.

Gateway Center is located on land which is subject to a non-cancelable ground lease with the Marin City Community Land Corporation (the “CLC”) expiring in 2089.  BPP/Marin, L.P. and the CLC have entered into a purchase and sale agreement for the sale of the Gateway Center project.  Pursuant to the terms of the purchase and sale agreement, the closing date is set for July 31, 2003.  (See "Note 9 – Contingencies").

4.              NOTES PAYABLE

Notes payable as of December 31, 2002 consisted of the following:

Property	Principal Balance Outstanding 12/31/02	Maturity Date		Interest Rate	Annual Payment

Gateway Center (formerly known as Marin City)	$15,627,000	October 2008	(1)	7.39%	$1,493,000
Simi Valley Plaza(2)	15,622,000	June 2026		8.98%	1,579,000
Total	$31,249,000				$3,072,000

(1)                                  Balloon payment at maturity.

(2)                                  In receivership, see “Note 3 - Real Estate and Real Estate Held for Sale - Simi Valley Plaza.”

5.              SALES OF REAL ESTATE

During the period from June 28, 2002 through December 31, 2002, the Trust sold Central and Palms to Pines shopping centers for aggregate proceeds of approximately $6.2 million in cash.  As a result, the Trust recognized the remaining deferred gain on real estate assets of $66,000.

6.              LIQUIDATING DISTRIBUTIONS

In October 2002, the Trust made a liquidating distribution to the Trust’s Beneficiaries in the aggregate amount of $16,466,000 ($.50 per Unit).

7.              TRANSACTIONS WITH RELATED PARTIES

In February 2002, the Company sold its interest in the Lake Arrowhead Village shopping center to LAV, LLC, an entity in which Scott C. Verges, a co-trustee of the Trust, is a member.  Under the Purchase and Sale Agreement, Scott C. Verges agreed to repay the Company $877,000 for construction and other credits in 30 equal non-interest bearing monthly installments.  As of December 31, 2002, the unpaid remaining balance was approximately $614,000.

The Trust has engaged MBV Law, formerly known as Mandel Buder & Verges, for legal services.  Scott C. Verges, a co-trustee, is a non-equity employee of MBV Law.  Legal expenses paid to MBV Law for the period from June 28, 2002 through December 31, 2002, were approximately $141,000.

Douglas P. Wilson, either directly or indirectly through the Douglas Wilson Companies, receives applicable fees specified in the Liquidating Trust Agreement.  The Douglas Wilson Companies was paid approximately $242,000 for services rendered for the period from June 28, 2002 through December 31, 2002.

8.              OPERATING LEASES

The Trust leases office space under various operating leases that expire in 2003.  Rental expense, under these operating leases net of related sub-lease income for the period from June 28, 2002 through December 31, 2002 was approximately $3,150.

Approximate minimum future lease payments, net of the related sub-lease payments, under the remaining operating leases at December 31, 2002, are as follows (in thousands):

For Year Ending December 31,	Lease Payments	Sub-lease Receipts	Net Lease Payments
2003	$65	$(39)	$26

9.   CONTINGENCIES

Lake Arrowhead Village

In April 2001, a lawsuit was filed in the Superior Court for the County of Orange, California by approximately ten tenants at the Company’s former Lake Arrowhead Village property (the “Arrowhead Property”).  The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  The complaint alleged, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (“CAM”).  This lawsuit was resolved in June 2002 after the Company made a statutory offer to allow a compromise judgment to be entered against the Company in the amount of $300,000.

On January 17, 2003, nine of the same tenants who filed the aforementioned lawsuit in Orange County Superior Court, together with six other tenants at the Company’s former Arrowhead Property, filed a lawsuit in the Superior Court of the State of California, County of San Bernardino.  The lawsuit was filed against the Company, the Trust, the Trustees, Scott C. Verges individually, the current owner of the property (LAV, LLC), the former owner of the property who had contributed the property to the Company, and many of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  LAV, LLC, is an entity in which Scott C. Verges, a co-trustee of the Trust, is a member.  (See “Note 7 - Transactions with Related Parties”).  The complaint alleges, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for CAM.  The plaintiffs are seeking an undisclosed amount of monetary damages.  On March 10, 2003, the lawsuit was moved to the United States District Court for the Central District of California, Eastern Division.  With respect to the nine tenants who previously sued the Company and accepted a compromise judgment in June 2002, the Trustees believe the claims against the Company and the Trust are barred because they were previously adjudicated, and the Trustees plan to seek a ruling from the Court to that effect.  With respect to the other six tenants, the Trustees believe that the claims are without merit and intend to vigorously defend against them.

In addition, on April 25, 2002, a lawsuit was filed in Los Angeles Superior Court against Burnham Pacific Operating Partnership, L.P., the Company’s operating partnership (the “Operating Partnership”), and the Company.  The lawsuit was filed by the individuals and their investment companies that owned the Arrowhead Property immediately before the Company acquired it.  The plaintiffs originally contributed the Arrowhead Property in exchange for Operating Partnership units.  The complaint arose out of the sale of the Arrowhead Property to LAV, LLC.  The complaint alleged that the sale of the Arrowhead Property to LAV, LLC constitutes a (i) breach of contract, (ii) breach of fiduciary duty, (iii) breach of the partnership agreement, and (iv) violation of California Business and Professions Code Section 17200.  The complaint sought monetary damages, attorneys fees and specific performance of the alleged obligation to sell the Arrowhead Property to plaintiffs on the same terms as sold to LAV, LLC.  With respect to the breach of contract action, the plaintiffs sought damages with respect to the alleged value of their Operating Partnership units.  With respect to the alleged breaches of fiduciary duty and of the partnership agreement, the plaintiffs sought monetary damages of not less than $4.8 million.  This lawsuit was settled and dismissed in June 2002 for a settlement value of approximately $850,000.

Gateway Center

In November 2001, the Operating Partnership filed a suit to establish that the CLC, the landlord under the ground lease for the Company’s Gateway Center, breached the lease by refusing to consent to a proposed assignment of the lease in connection with a proposed sale of the property.  The CLC filed a cross-complaint seeking to establish breaches of the lease by the Operating Partnership.  In May 2002, BPP/Marin, L.P. (“BPP/Marin”) (an indirect subsidiary of the Company that is the owner of the asset) filed a second legal proceeding seeking to preclude the CLC from declaring any default under the parties’ lease.  The parties then stipulated to binding arbitration of all claims in both legal proceedings.  In August 2002, the parties entered into a settlement arrangement that purported to resolve all claims between BPP/Marin and the CLC pertaining to the Gateway Center lease.  BPP/Marin paid the CLC $815,000 to cover past and future rent obligations.  The CLC agreed to certain accounting matters which make it unlikely that any further rent will be owed under the lease for the next ten years or more.  BPP/Marin and the CLC agreed that options to purchase BPP/Marin’s interest in the property for $20.75 million would be provided first to a specified assignee of the CLC, next to POB Apollo and finally to the CLC itself.  The CLC’s purported exercise of its purchase right remains pending with the CLC having a right to close escrow not later than July 31, 2003.

On December 10, 2002, BPP/Marin initiated an arbitration proceeding against the CLC relating to the Gateway Center.  BPP/Marin is seeking monetary damages for the CLC’s interference with a prospective sale of BPP/Marin’s leasehold interest to POB Apollo.  In January 2003, the CLC asserted by cross-claim that the CLC-BPP/Marin Land Lease pertaining to subordination of the CLC’s reversionary interest in the Lease is unenforceable.  On March 26, 2003, the Trust received a non-appealable judgment from the arbitrator that the subordination clause is enforceable.

Developers Diversified

The Trust is currently involved in various legal proceedings with Developers Diversified Realty Corporation (“DDRC”) and DDR Real Estate Services, Inc. (“DDRRES”), an affiliate of DDRC which acted as the Company’s liquidator and property manager for the period from December 15, 2000 through June 27, 2002.

On January 9, 2003, DDRC filed a lawsuit in the Superior Court of the State of California, County of San Diego against the Company and Trust alleging breach of contract and related claims arising from the sale of the Hilltop Plaza shopping center in Richmond, California.  DDRC is seeking damages of approximately $175,000, which consists mostly of post-closing rent paid by tenants to the Company instead of DDRC.  The Trust has filed a cross-complaint seeking damages against DDRC in the approximate amount of $25,000 for various accounting errors.

On January 10, 2003, DDRRES filed a lawsuit against the Company and Trust in the Supreme Court of the State of New York, Monroe County.  DDRRES’ lawsuit alleges breach of contract and related claims arising from the liquidation and property management services that DDRRES was to perform. DDRRES’ lawsuit seeks monetary damages of approximately $98,000 and a judicial declaration that DDRES is entitled to retain construction management fees obtained from the Company in the amount of approximately $530,000.  The Trust denies DDRRES’ claims and intends to vigorously defend against the lawsuit.

The Trust, acting through its Trustees, filed a lawsuit on January 13, 2003 against DDRRES in the Superior Court of the State of California, County of Contra Costa regarding various accounting issues. The Trust’s lawsuit alleges breach of contract, breach of fiduciary duty, negligence, unfair business practices and related claims against DDRRES, and the Trust is seeking more than $2.5 million in damages. It is not yet clear whether the competing claims asserted by the Trust and DDRRES regarding DDRRES’ conduct as liquidator and property manager for the Company will proceed in New York or California. The Trust anticipates that the Courts will designate a single forum for these disputes in the next few months.

RVIP

The Trust is currently involved in legal proceedings arising from sales by the Company of ten shopping centers to Prudential Insurance Company of America and its affiliates (collectively, “RVIP”) between December 2000 and April 2001.

On December 17, 2002, the Trust filed an action in the Superior Court of the State of California, County of Contra Costa, against RVIP and the Pleasant Hill Redevelopment Agency seeking the return of a deposit paid by the Company in connection with the development of a shopping center in Pleasant Hill, California.  The deposit at issue amounts to approximately $72,000, including interest. RVIP is contesting the lawsuit and claims that it should receive the deposit monies.

On January 21, 2003, RVIP filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against the Company and the co-trustees of the Trust alleging breach of contract and related claims in connection with RVIP’s purchase of several properties, including the Pleasant Hill shopping center and Plaza at Puente Hills in California. RVIP is seeking damages of approximately $308,000.  The Trust disputes RVIP’s claims and intends to assert cross-claims against RVIP arising from these property sales.

General

While the Trust has established reserves for anticipated costs relating to the foregoing litigation matters (including attorneys fees and judgment and settlement costs), there can be no assurance as to the outcome of any of the foregoing litigation or that the reserves established by the Trust will be sufficient to offset such costs.  If costs related to the foregoing litigation matters exceed the reserves established by the Trust, the estimated amount of future cash distributions could be materially adversely affected.

The Company and the Trust are subject to other legal claims and proceedings that arise in the ordinary course of business.  The Trustees believe that the outcome of these other claims and proceedings will not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard.

10.       SUBSEQUENT EVENTS

The Trust has been advised that the U.S. Department of Labor has commenced an investigation regarding the Company’s decision to suspend trading by employees of shares of Company common stock held by them in the Company’s 401(k) Plan for certain periods of time following the receipt of an unsolicited proposal from Shottenstein Stores Corporation and certain of its affiliates in July 1999.  No formal claim has yet been brought by the Department of Labor.  If and when a formal claim is made, the Trustees will analyze the claim and respond appropriately.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Trust did not employ independent accountants to perform an audit on the financial statements contained in this Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information Regarding the Trustees

The following table and biographical descriptions set forth certain information with respect to the Trustees.  There is no family relationship between either Trustee of the Trust.

Name	Age	Position Held

Scott C. Verges	49	Co-Trustee
Douglas P. Wilson	52	Co-Trustee

The principal occupation for the last five years of each of the Trustees, as well as other related information, is set forth below.

Trustee Biographies

SCOTT C. VERGES became a co-trustee of the Trust on June 28, 2002.  From December 15, 2000 through June 27, 2002, Mr. Verges was Chief Executive Officer and President of the Company.  Prior to that time, Mr. Verges was General Counsel of the Company since January 1999 and Chief Administrative Officer since May 1999, and Interim Chief Executive Officer and Interim President since August 18, 2000.  Since June 1997, Mr. Verges has been associated with the law firm of MBV Law (formerly known as Mandel Buder & Verges).  Prior to his association with MBV Law, Mr. Verges was a principal in the law firm of Cassidy & Verges, which he co-founded in 1990.  Mr. Verges received his J.D. in 1980 from Boalt Hall School of Law at the University of California, Berkeley.

DOUGLAS P. WILSON became a co-trustee of the Trust on June 28, 2002.  Mr. Wilson brings nearly 25 years of experience in problem resolution, development, and real estate management to his Companies’ clients. During his career, Mr. Wilson also has overseen the development and management of nearly $3 billion in assets, including serving as receiver for nearly 400 matters in both State and Federal courts. Prior to founding the Douglas Wilson Companies in 1989, he was the managing general partner of the company that developed Symphony Towers, a $160 million, 1.2-million square-foot office and hotel complex, downtown San Diego’s largest mixed-used project of its kind.

ITEM 11.	TRUSTEE COMPENSATION.

Trustees

Pursuant to Section 9.1 of the Liquidating Trust Agreement, in lieu of commissions or other compensation fixed by law for trustees, the co-trustees are entitled to the following compensation:

MR. VERGES.  Mr. Verges receives an hourly rate of $500 for services rendered as co-trustee.  For services rendered for the period from June 28, 2002 through December 31, 2002, Mr. Verges was paid approximately $161,000.  Mr. Verges also receives reimbursement for reasonable out-of-pocket expenses, which does not include administrative expenses.

MR. WILSON.  Mr. Wilson, either directly or indirectly through the Douglas Wilson Companies, receives applicable fees specified in the Liquidating Trust Agreement; provided, however, that such fees for base services shall not exceed in any particular month (1) $30,000 for the six-month period commencing June 28, 2002; (2) $25,000 for the two-month period immediately following such six-month period; (3) $22,500 for the two-month period following such two-month period; and (4) $20,000 thereafter and for the duration of the term of the Trust.  Pursuant to the Liquidating Trust Agreement, the Trust also paid the Douglas Wilson Companies $62,500 for services rendered in connection with the Trust prior to June 28, 2002.  The Douglas Wilson Companies also receives reimbursement for reasonable out-of-pocket expenses (which do not include occupancy costs and administrative expenses), including additional personnel that are needed to assist in matters of litigation support, common area maintenance reconciliations and tenant resolution issues.  For services rendered for the period from June 28, 2002 through December 31, 2002, the Douglas Wilson Companies was paid approximately $242,000, which included $163,000 for base services, $60,000 for litigation support, including Lake Arrowhead litigation supervision which involved Scott C. Verges and other former officers of the company and $19,000 for costs associated with accounts receivable collections and tenant related issues.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED BENEFICIARY MATTERS.

Principal Beneficiaries

There is no public market for the Units of the Trust.  On June 27, 2002, the Company formally closed its stock transfer books and its Common Stock was delisted from the New York Stock Exchange.  On June 28, 2002, the Company filed a Form 15 with the SEC to terminate the registration of its Common Stock under the Exchange Act and its obligation to file periodic reports with respect thereto.  The Units are not transferable except by will, intestate succession or operation of law.

The following table sets forth the beneficial ownership of Units as to (i) each Beneficiary that is known by the Trust to have beneficially owned more than five percent of the Units as of December 31, 2002; and (ii) each of the Trustees as of March 1, 2003, based on representations of the Trustees and filings through February 14, 2003 received by the Trust on Schedule 13G under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such information was provided by the persons listed.  All percentages have been calculated as of March 1, 2003 and are based upon 32,928,220 Units outstanding at the close of business on such date.  Each person in the table below has indicated that it has sole voting and investment power over the Units listed.

Name and Address of Beneficial Owner	Number of Units		Percent of Class (%)
Scott C. Verges	12,000		*

Douglas P. Wilson	0		*

All Trustees as a group (2 persons)	12,000		*

Double Play Partners Limited Partnership 1391 Main St. Springfield, MA 01103	3,787,000		11.5

Deutsche Bank AG Taunusanlage 12, D-60325 Frankfurt am Main Federal Republic of Germany	2,761,466	(1)	8.4

*          Less than one percent

(1)                        Information reported is based upon a Schedule 13G filed with the SEC on February 14, 2003 reporting beneficial ownership as of December 31, 2002. The Schedule 13G reports Units beneficially owned by the Corporate and Investment Banking business group and the Corporate Investments business group of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”), but does not reflect Units, if any, beneficially owned by any other business group of DBAG.  The information reported includes 2,729,500 Units beneficially owned by DB Advisors, L.L.C., 31,600 Units beneficially owned by Deutsche Bank Securities, Inc. and 366 Units beneficially owned by Deutsche Bank AG London Branch.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH MBV LAW.  Legal expenses paid to MBV Law for the period from June 28, 2002 through December 31, 2002 were approximately $141,000.  Mr. Verges, a co-trustee, is a non-equity employee of MBV Law and is entitled to devote a certain percentage of his time to providing services to MBV Law pursuant to the terms of his agreement with the Trust.  Prior to becoming Chief Executive Officer of the Company, Mr. Verges received up to approximately 10% of the gross revenues received by MBV Law from Mr. Verges’ clients, including the Company.  Subsequent to Mr. Verges becoming Chief Executive Officer of the Company, no portion of his compensation from MBV Law has been related to revenues received by MBV Law from the Company and/or Trust.

LAKE ARROWHEAD VILLAGE.  On February 22, 2002, the Company sold its interest in the Lake Arrowhead Village shopping center to LAV, LLC, an entity in which Scott C. Verges, a co-trustee of the Trust, is a member, for a net purchase price of approximately $19.1 million.  Under the Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 26, 2001, as subsequently amended on February 12, 2002, (1) LAV, LLC agreed to assume all of the outstanding mortgage indebtedness secured by the asset in satisfaction of the payment of the purchase price, (2) the Company agreed to advance $2 million (the “Construction Credit”) into an escrow account to be controlled by the mortgage lender from which LAV, LLC drew the entire amount which was necessary to fund the costs of significant structural repairs to the center’s seawall and parking garage, and (3) Scott C. Verges agreed to repay a $500,000 portion of the Construction Credit advance and $377,000 of certain other credits in 30 equal non interest-bearing monthly installments.  As of March 1, 2003, the remaining unpaid balance was approximately $555,000.  The $19.1 million of outstanding mortgage indebtedness assumed by LAV, LLC bears interest at an annual rate of 9.20%, matures in 2011 and cannot be prepaid until 2011.  Mr. Verges also separately agreed to forfeit all severance benefits, which would have cost the Company an aggregate of approximately $2.4 million, which he otherwise would have been entitled to receive no later than January 15, 2002.

ITEM 14.	CONTROLS AND PROCEDURES.

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	FINANCIAL STATEMENT SCHEDULES

(b)	REPORTS ON FORM 8-K

Form 8-K filed on October 21, 2002: Item 5, announcing that:

(i)            a lawsuit originally filed in April 2002 by certain individuals and their investment companies that owned interests in the Lake Arrowhead Village property immediately before an affiliate of the Company acquired the property was settled and dismissed;

(ii)           on June 28, 2002, the Trust closed on the sale of Central Shopping Center, located in Ventura, California, for approximately $3,000,000;

(iii)          on August 14, 2002, the Trust closed on the sale of the Palms to Pines shopping center, located in Palm Desert, California, for approximately $3,200,000; and

(iv)          the Trustees of the Trust had determined to make a liquidating distribution in the amount of $0.50 per unit to the registered unitholders of the Trust payable on or about October 30, 2002.

(c)	EXHIBITS

2.1	Plan of Complete Liquidation and Dissolution (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders, filed on November 28, 2000).

2.2

Liquidating Trust Agreement, dated as of June 28, 2002, between the Company, and Scott C. Verges and Douglas Wilson, not in their individual capacities but as trustees of the BPP Liquidating Trust (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on June 28, 2002).

21.1	Subsidiaries of the Trust

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BPP Liquidating Trust

By:	/s/ Scott C. Verges
Scott C. Verges
Co-Trustee

	Dated:	March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott C. Verges
Scott C. Verges	Co-Trustee	March 31, 2003

/s/ Douglas P.Wilson
Douglas P. Wilson	Co-Trustee	March 31, 2003