Form 10-K
period 2003-12-31
BPP LIQUIDATING TRUST
filed 2004-03-30
CIK 805730

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003                                              Commission file number 1-9524*

BPP LIQUIDATING TRUST

(Exact name of Registrant as specified in its Charter)

Maryland	02-6148466
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

450 B Street, Suite 1900, San Diego, California	92101
(Address of principal executive offices)	(Zip Code)

(619) 641-1141
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

YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003.

Not Applicable.

The number of units of beneficial interest outstanding as of March 1, 2004 was 32,928,220.

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

On June 28, 2002, the Company transferred its remaining assets to (and its remaining liabilities were assumed by) Scott C. Verges and Douglas P. Wilson (the “Trustees”), as co-trustees of the BPP Liquidating Trust (the “Trust”), in accordance with the Company’s Plan of Liquidation, and the Company was dissolved.  The last day of trading of the Company’s common stock on the New York Stock Exchange was June 27, 2002 (the “Record Date”), and the Company’s stock transfer books were closed as of the close of business on that date.  In addition, on June 28, 2002 the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its obligation to file periodic reports.  The Company had previously received a “No-Action” letter from the SEC regarding the Exchange Act reporting obligations of the Trust.

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

Reports to Beneficiaries; Meetings

The Trust will issue annual reports to the Beneficiaries showing the assets and liabilities of the Trust at the end of each fiscal year and the receipts and disbursements of the Trust for the period. The annual reports will also describe the changes in the Trust’s assets during the reporting period and the actions taken by the Trustees during the period. The Trustees are also required to file with the SEC (1) an annual report on Form 10-K and (2) whenever a material event relating to the Trust occurs, a current report on Form 8-K.

Generally, there will be no meetings of the Beneficiaries.  However, the Trustees may at any time call a meeting of the Beneficiaries to be held at such time and at such place as the Trustees shall determine.  In addition, holders of at least a majority of the aggregate Units held by all Beneficiaries may require the Trustees to call a meeting of the Beneficiaries.  Unless a different percentage is specified in the Liquidating Trust Agreement with respect to a particular matter or applicable law, the approval of Beneficiaries holding at least a majority of the Units is required to take action on any matter voted on by the Beneficiaries.  A Trustee may be removed at any time, with cause, by Beneficiaries having aggregate Units of at least a majority of the total Units held by all Beneficiaries.  Any Trustee may be removed at any time, without cause, by Beneficiaries having aggregate Units of at least two-thirds of the total Units held by all Beneficiaries.

Distributions

The Trustees of the Trust have determined to make a liquidating distribution in the amount of $0.15 per Unit to the registered Beneficiaries of the Trust.  The Trustees anticipate that this distribution will be paid on or about March 31, 2004.  A letter from the Trustees of the Trust to the registered Beneficiaries regarding the distribution and related matters will accompany the payment of the distribution.

During the fiscal year ended December 31, 2003, the Trust made liquidating distributions to the Beneficiaries of $0.30 per Unit on August 15, 2003, $0.10 per Unit on October 15, 2003 and $0.10 per Unit on December 15, 2003, for a cumulative liquidating distribution of $0.50 per Unit for the fiscal year ended December 31, 2003.  The Trustees estimate that the Trust, in addition to the March 31, 2004 distribution, will make future aggregate cash distributions of approximately $0.11 per Unit based upon assets currently available and the collection of receivables, less amounts required to settle liabilities as well as the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations.  Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

During the period from June 28, 2002 through December 31, 2002, the Trust made a liquidating distribution to the Beneficiaries of $0.50 per Unit as reported in the Trust’s Annual Report on Form 10-K for the period from June 28, 2002 through December 31, 2002.

Employees

The Trust has no full-time employees.  From time to time, the Trust engages one or more former employees of the Company on an hourly basis to perform administrative and collection functions on behalf of the Trust.

ITEM 2.                             PROPERTIES.

Retail Properties

The Trust did not own interests in any real estate properties at December 31, 2003.

Property Sales after the Company’s Dissolution

During the period from June 28, 2002 through December 31, 2002, the Trust sold the Central and Palms to Pines shopping centers for aggregate proceeds of approximately $6.2 million in cash.

Gateway Center

During the fiscal year ended December 31, 2003, the Trust sold Gateway Center (formerly known as Marin City and located in Marin City, California) for aggregate proceeds of $5.9 million in cash.

Simi Valley Plaza

In late January 2002, House2Home, which occupied 113,932 square feet and operated under bankruptcy protection, ceased paying rent at the Company’s Simi Valley Plaza shopping center (the “Simi Property”).  As a result, the Simi Property no longer produced enough cash income to make the required debt service payments to the lender and in June 2002, control of the Simi Property was transferred to a Receiver.

Although control of the Simi Property had been undertaken by a Receiver, BPP/Simi Valley, L.P., a “Bankruptcy Remote Entity,” which was an indirect subsidiary of the Trust, continued to hold fee title to the Simi Property.

In August 2003, the Trust negotiated and received a payment of $400,000 in consideration for not transferring its interest in the Simi Property during negotiations relating to the sale of the note (the “Note”) on the Simi Property.  In September 2003, the Trust was informed that the holder of the Note sold the Note to an outside third party, and the buyer of the Note subsequently sold the Simi Property, through auction, on September 29, 2003.

The sale of the Simi Property terminated the Trust’s ownership interest in the property.  At the time the Simi Property was transferred to the Receiver, the Trust wrote down its net realizable value to the mortgage amount.  Accordingly, the only impact on the financial operations of the Trust related to the sale of the Simi Property was the receipt of the $400,000 fee described above.

Office Lease

For the fiscal year ended December 31, 2003, the Trust paid approximately $2,100 per month for office space.  As of March 12, 2004, the Trust pays $500 per month for office space and anticipates paying such rent through the fiscal year ending December 31, 2004.

ITEM 3.                             LEGAL PROCEEDINGS

Lake Arrowhead Village

In April 2001, a lawsuit was filed in the Superior Court of the State of California, County of Orange, by eleven tenants at the Company’s former Lake Arrowhead Village property (the “Arrowhead Property”).  The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  The complaint alleged, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (“CAM”).  This lawsuit was resolved in June 2002 after the Company made a statutory offer to allow a compromise judgment to be entered against the Company in the amount of $300,000.

On January 17, 2003, the same eleven tenants who filed the aforementioned lawsuit in Orange County Superior Court, together with eight other tenants at the Company’s former Arrowhead Property, filed a lawsuit in the Superior Court of the State of California, County of San Bernardino.  The lawsuit was filed against the Company, the Trust, the Trustees, Scott C. Verges individually, the current owner of the property (“LAV, LLC”), the former owner of the property who had contributed the property to the Company, and many of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  LAV, LLC, is an entity in which Scott C. Verges, a co-trustee of the Trust, is a member.  (See “Item 13 - Certain Relationships and Related Transactions”).

On March 10, 2003, the lawsuit was removed to the United States District Court for the Central District of California, Eastern Division.  However, the tenants/plaintiffs voluntarily dismissed their RICO claim whereupon the lawsuit was sent back to the San Bernardino Superior Court.  By motion practice which occurred over a period of eight months, six claims from the complaint and amendments thereto have been dismissed with prejudice (false statement against realty, intentional interference with prospective business advantage, negligent interference with business advantage, waste, breach of the implied covenant of fair dealing and impress and foreclose equitable liens).  In between amendments of the complaint, one plaintiff dropped out of the lawsuit thus leaving a total of 18 remaining plaintiffs.  The plaintiffs’ final complaint now alleges, among other claims, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for CAM.  The plaintiffs are seeking an undisclosed amount of monetary damages.

Between April and November 2003, the Company conducted extensive written discovery and completed a majority of the depositions of the 18 plaintiffs.  Based, in part, on the facts learned through this process, on February 9, 2004, BPP/Arrowhead L.P., LAV, LLC, Scott C. Verges, Daniel T. Platt and Joseph W. Byrne filed a cross-complaint against eleven of the plaintiffs, the spouse of one of the plaintiffs, and the lawyer of one of the plaintiffs.  The cross-complaint alleges fraud, negligent misrepresentation, rescission, breach of contract, intentional interference with contract and intentional interference with prospective economic advantage.  Like the plaintiffs, the cross-complainants are seeking an undisclosed amount of monetary damages.  The cross-defendants’ responses to the cross-complaint are due in early April 2004.

With respect to the eleven tenants who previously sued the Company and accepted a compromise judgment in June 2002, the Trustees believe the claims against the Company and the Trust are barred because they were previously adjudicated.  The Trust, acting through the Trustees, intends to bring a motion for summary judgment to adjudicate this defense in favor of the Company, the Trust, and their individual and corporate managers.  With respect to the other eight tenants, the Trust believes that the claims are without merit and intend to vigorously defend against them.

Gateway Center

In November 2001, Burnham Pacific Operating Partnership, L.P. filed a suit to establish that the Marin City Community Land Corporation (“CLC”), the landlord under the ground lease for the Company’s Gateway Center, breached the lease by refusing to consent to a proposed assignment of the lease in connection with a proposed sale of the property to PO’B Apollo.  The CLC filed a cross-complaint seeking to establish breaches of the lease by the Operating Partnership.  In May 2002, BPP/Marin, L.P. (“BPP/Marin”) (an indirect subsidiary of the Company that was the owner of the asset) filed a second legal proceeding seeking to preclude the CLC from declaring any default under the parties’ lease.  The parties then stipulated to binding arbitration of all claims in both legal proceedings.  In August 2002, the parties entered into a settlement arrangement that purported to resolve all claims between BPP/Marin and the CLC pertaining to the Gateway Center lease.  The settlement provided for successive options to acquire the Gateway Center lease, including one in favor of PO’B Apollo and a later one in favor of the CLC.  Unfortunately, there were disputes over the exercise of the PO’B Apollo and CLC options.

On December 10, 2002, BPP/Marin initiated a new arbitration proceeding against the CLC relating to the Gateway Center.  BPP/Marin sought monetary damages for the CLC’s interference with a prospective sale of BPP/Marin’s leasehold interest to PO’B Apollo.  In January 2003, the CLC asserted by cross-claim that the CLC-BPP/Marin Land Lease pertaining to subordination of the CLC’s reversionary interest in the Lease was unenforceable.  On March 26, 2003, the Trust received a final, non-appealable judgment from the arbitrator that the subordination clause was enforceable.  On June 30, 2003, the arbitrator ruled that the CLC was not liable to BPP/Marin for interference with the prospective PO’B Apollo sale.  On August 26, 2003, the arbitrator ruled that there was no prevailing party in the arbitration and denied the requests of both parties for an award of costs and attorneys’ fees.  That arbitration is now complete.

There is no further litigation pending between the CLC and BPP/Marin.  None is expected in the future.

Developers Diversified

The Trust is currently involved in various legal proceedings with Developers Diversified Realty Corporation (“DDRC”) and DDR Real Estate Services, Inc. (“DDRRES”), an affiliate of DDRC which acted as the Company’s liquidator and property manager for the period from December 15, 2000 through June 27, 2002.

On January 9, 2003, DDRC filed a lawsuit in the Superior Court of the State of California, County of San Diego against the Company and Trust alleging breach of contract and related claims arising from the sale of the Hilltop Plaza shopping center in Richmond, California.  DDRC sought damages of approximately $175,000, which consisted mostly of post-closing rent paid by tenants to the Company and the Trust instead of DDRC.  The Trust filed a cross-complaint in February 2003 seeking damages against DDRC in the approximate amount of $25,000 for various accounting errors.  The lawsuit was resolved in October 2003 when DDRC dismissed with prejudice all of its claims against the Company and the Trust, in exchange for a dismissal of the Trust’s cross-claims against DDRC.

On January 10, 2003, DDRRES filed a lawsuit against the Company and Trust in the Supreme Court of the State of New York, Monroe County.  DDRRES’ lawsuit alleged breach of contract and related claims arising from the liquidation and property management services that DDRRES was to perform.  DDRRES’ lawsuit sought monetary damages of approximately $98,000 and a judicial declaration that DDRRES is entitled to retain construction management fees obtained from the Company in the amount of approximately $530,000.   In August 2003, the trial court granted a motion by the Trust to dismiss the lawsuit for lack of jurisdiction.  DDRRES filed a notice of appeal in September 2003, but thereafter did not pursue its appeal.  As a consequence, and pursuant to the Trust’s request, the New York appellate court dismissed DDRRES’ appeal on March 10, 2004.  DDRRES has since requested the Court reinstate its appeal.  DDRRES’ request is currently pending, and the Trust expects to receive the Court’s decision in April 2004.

The Trust, acting through its Trustees, filed a lawsuit on January 13, 2003 against DDRRES in the Superior Court of the State of California, County of Contra Costa based on DDRRES’ acts and omissions as the Company’s liquidator and property manager. The lawsuit, which the Trust amended in February 2004 to add DDRC as an additional defendant, alleges breach of contract, breach of fiduciary duty, negligence, unfair business practices and related claims.  The Trust is seeking more than $2.5 million in damages.  The lawsuit is currently in the discovery phase.  No trial date has yet been set.

RVIP

Until recently, the Trust was involved in legal proceedings arising from sales by the Company of ten shopping centers to Prudential Insurance Company of America and its affiliates (collectively, “RVIP”) between December 2000 and April 2001.

On December 17, 2002, the Trust filed an action in the Superior Court of the State of California, County of Contra Costa, against RVIP and the Pleasant Hill Redevelopment Agency seeking the return of a deposit paid by the Company in connection with the development of a shopping center in Pleasant Hill, California.  The deposit at issue was approximately $73,000, including interest. RVIP contested the lawsuit and claimed that it should receive the deposit monies. The action settled in September 2003.  Under the settlement terms, the Trust received a payment of $41,600, and RVIP received the remainder of the deposit.

On January 21, 2003, RVIP filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against the Company and the co-trustees of the Trust alleging breach of contract and related claims in connection with RVIP’s purchase of several properties, including the Pleasant Hill shopping center and Plaza at Puente Hills in California. RVIP’s complaint sought damages of approximately $308,000.  The Trust disputed RVIP’s claims, and in August 2003 filed an amended cross-complaint seeking damages of more than $250,000 based on RVIP’s breach of contract and related claims.  The parties reached a confidential settlement in February 2004.  The Trust expects the lawsuit will be dismissed in April 2004 upon completion of the settlement documentation.

Department of Labor

The Trust has been advised that the U.S. Department of Labor has investigated the Company’s decision to suspend trading of shares of Company common stock held by employees in the Company’s 401(k) Plan for certain periods of time following the receipt of an unsolicited proposal from Schottenstein Stores Corporation and certain of its affiliates in June 1999 and that the Department of Labor believes the Company’s decision was inappropriate.  The Department of Labor has proposed settlement terms, which the Trustees are analyzing in order to determine an appropriate response.

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

The Company and the Trust are subject to other legal claims and proceedings that arise in the ordinary course of business.  The Trust believes that the outcome of these other claims and proceedings will not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF BENEFICIARIES.

No matters were submitted to a vote of the Beneficiaries during the fiscal year ended December 31, 2003.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED BENEFICIARY MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Holders

The Units are not transferable except by will, intestate succession or operation of law.  As of March 1, 2004, the Trust had approximately 1,502 Beneficiaries of record and 32,928,220 Units outstanding.

Distributions

During the fiscal year ended December 31, 2003, the Trust made liquidating distributions to the Beneficiaries of $0.30 per Unit on August 15, 2003, $0.10 per Unit on October 15, 2003 and $0.10 per Unit on December 15, 2003, for a cumulative liquidating distribution of $0.50 per Unit for the fiscal year ended December 31, 2003.

During the period from June 28, 2002 through December 31, 2002, the Trust made a liquidating distribution to the Beneficiaries of $0.50 per Unit.

ITEM 6.                             SELECTED FINANCIAL DATA.

The following selected financial data of the Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K.  The results are not comparable to any prior period because the Trust began operations as of June 28, 2002.  These historical results are not necessarily indicative of the results to be expected in the future.

CHANGES IN NET ASSET DATA (in thousands, except per Unit amounts)

	Fiscal Year Ended December 31, 2003	June 28, 2002 through December 31, 2002

Total Revenues	$2,188	$2,176
Income/(Loss) From Operations	$26	$(372)
Income/(Loss) Per Unit	$0.0008	$(0.01)

Distributions Paid	$16,466	$16,466
Distributions Paid Per Unit	$0.50	$0.50

NET ASSET DATA (in thousands, except per Unit amounts)

	As of December 31, 2003	As of December 31, 2002

Total Assets	$16,643	$65,744
Total Liabilities	$5,023	$39,235
Net Assets in Liquidation	$11,620	$26,509

Net Asset Value per Unit	$0. 35	$0.81

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements and Risk Factors

Certain statements contained in this Annual Report on Form 10-K that are not historical constitute “forward-looking statements.”  You can identify forward-looking statements by our use of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “may,” “will” and other similar expressions.  These statements are based upon our current expectations, estimates and projections, and they are not guarantees of future results.  The forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of the Trust and could materially affect the Trust’s actual results.  Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risk factors.

Risk-Factors

The amounts and timing of distributions may be adversely affected by liabilities and indemnification obligations following asset sales.

In selling our assets, in some cases, we have not been able to negotiate agreements that provide for the buyers to assume all of the known and unknown liabilities relating to the assets, including, without limitation, environmental and structural liabilities.  In addition, we have agreed, in some cases, to indemnify the buyers for all or some such liabilities.  As a result, we have from time to time determined, and we may in the future determine, that it is necessary or appropriate to reserve cash amounts or obtain insurance in order to attempt to cover the liabilities not assumed by the buyers and to cover potential indemnifiable losses.  There can be no assurance that the reserves and insurance will be sufficient to satisfy all liabilities and indemnification obligations arising from assets previously sold by the Company, and any insufficiencies may have a material adverse effect on the amounts and timing of any distributions.

We may encounter increased difficulty in collecting the accounts receivable associated with the properties that the Company and the Trust previously sold.

When we sold our properties, we generally retained the associated accounts receivable because the purchasers of real estate were not willing to assume the risk of collection.  The Trust is attempting to collect the remaining accounts receivable associated with various properties sold by the Company and the Trust.  Our ability to collect the accounts receivable depends significantly on our collection efforts and the debtor’s financial ability to pay.  Because the Trust has no direct relationship or significant leverage with the debtors after these sales, it is difficult to collect the amounts owed.  While we make every effort to collect all of our receivables, it is necessary for us to establish reasonable reserves for portions of the accounts receivable that we believe may not be collected.  There can be no assurance, however, that the amount of uncollected accounts receivable will not exceed our reserves.

The liquidation of our assets may result in the expedited filing of lawsuits against the Trust.

Because of the Trust’s liquidation of assets formerly owned by the Company, it may be more likely that third parties will decide to file lawsuits against the Trust and that they will expedite the filing of such lawsuits.  Since the formation of the Trust on June 28, 2002, the Trust has been named as a defendant in several lawsuits.  (See Part I – Item 3. – “Legal Proceedings”).  There can be no assurance that the costs related to the defense against and the outcome of any such lawsuits will not have a material adverse effect on the amounts and timing of any distributions made to the Trust’s Beneficiaries.

We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

Because we owned, operated and supervised the management of the Trust’s real estate, and because we assumed all of the liabilities of the Company, for liability purposes we may be considered under the law to be a former owner or operator of those properties or as having arranged for the disposal or treatment of hazardous or toxic substances.  As a result, we could incur costs associated with the removal or remediation of such substances from our sold properties.  Federal, state and local laws often impose liability regardless of whether the owner or operator, or former owner or operator, knew of, or was responsible for, the presence of the hazardous or toxic substances.  Furthermore, a person who arranges for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating the substances at the disposal or treatment facility, whether or not that person owns or operates the facility.  In addition, we might incur other costs, including governmental fines and costs related to personal injuries and property damage, resulting from the environmental condition of our sold properties, regardless of whether we actually had knowledge of or contributed to those conditions.  For example, environmental laws may impose liability for the release of asbestos-containing materials into the air.  If we were ever held responsible for releasing asbestos-containing materials, third parties could seek recovery from us for personal injuries.  There can be no assurance that costs related to the environmental condition of our sold properties, or the amount of property or personal injury damages related to such conditions and attributable to the Trust, will not have a material adverse effect on the amounts and timing of any distributions made to the Trust’s Beneficiaries.

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K (See Part II - Item 8 – “Financial Statements and Supplementary Data”).

As a result of the adoption of the Plan of Liquidation and its approval by the Company’s stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to December 15, 2000.  In accordance with the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation.  Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated due to the risk factors discussed in this Annual Report on Form 10-K.

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

Results of Operations

The following describes the results of operations for the fiscal year ended December 31, 2003.  The Trust recorded net income of $26,000 ($0.0008 per Unit) for the fiscal year ended December 31, 2003 as compared to a net loss of $372,000 (-$0.01 per Unit) for the period from June 28, 2002 through December 31, 2002.  Net income increased primarily due to a decrease in general and administrative, litigation and legal expenses incurred by the Trust during the fiscal year ended December 31, 2003.  General and administrative expenses include the costs and expenses of consultants, receivable collections, Beneficiary communications and other general office expenses.

The results for the fiscal year ended December 31, 2003 are not comparable to any prior period as the Trust began operations as of June 28, 2002.

Reserve for Estimated Costs During the Period of Liquidation (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued in a reserve account.  These amounts can vary significantly due to, among other things, the costs of retaining personnel and one or more trustees to oversee the liquidation, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities, and the costs associated with cessation of the Trust’s operations.  These costs are estimates and are expected to be incurred over the remaining period of the Trust.

On December 31, 2002, the Reserve balance was $6,146,000.  During the fiscal year ended December 31, 2003, the Trust made payments against the Reserve in the amount of $2,795,000 and reserved an additional $562,000, resulting in a December 31, 2003 Reserve balance of $3,913,000.

On June 28, 2002, the Reserve balance transferred by the Company to the Trust was $9,187,000.  During the period from June 28, 2002 through December 31, 2002, the Trust made payments against the Reserve in the amount of $3,041,000 resulting in a December 31, 2002 Reserve balance of $6,146,000.

Net Assets in Liquidation

Net Assets in Liquidation at December 31, 2003 were $11,620,000 or $0.35 per Unit, as compared to $26,509,000 or $0.81 per Unit as of December 31, 2002.  The $14,889,000 decrease in Net Assets in Liquidation is primarily attributable to the liquidating distributions made to the Beneficiaries totaling $16,466,000 during the fiscal year ended December 31, 2003, which were partially offset by increases in Net Assets in Liquidation due to the sales of Gateway Center and the note on Simi Valley Plaza as well as the receipt of funds from miscellaneous settlements and collections.

The valuation of Net Assets in Liquidation is based on estimates as of December 31, 2003, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Distributions

The Trustees of the Trust have determined to make a liquidating distribution in the amount of $0.15 per Unit to the registered Beneficiaries of the Trust.  The Trustees anticipate that this distribution will be paid on or about March 31, 2004.  A letter from the Trustees of the Trust to the registered Beneficiaries regarding the distribution and related matters will accompany the payment of the distribution.

During the fiscal year ended December 31, 2003, the Trust made liquidating distributions to the Beneficiaries of $0.30 per Unit on August 15, 2003, $0.10 per Unit on October 15, 2003 and $0.10 per Unit on December 15, 2003, for a cumulative liquidating distribution of $0.50 per Unit for the fiscal year ended December 31, 2003.  The Trustees estimate that the Trust, in addition to the March 31, 2004 distribution, will make future aggregate cash distributions of approximately $0.11 per Unit based upon assets currently available and the collection of receivables, less amounts required to settle liabilities as well as the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations.  Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

Dispositions

During the fiscal year ended December 31, 2003, the Trust sold Gateway Center (formerly known as Marin City) for aggregate proceeds of approximately $5.9 million in cash.  On September 29, 2003, the note on Simi Valley Plaza, the Trust’s sole remaining property, was sold, terminating the Trust’s ownership interest in the property (See Part I - Item 2 – “Properties”).

Liquidity and Capital Resources

During the fiscal year ended December 31, 2003, the Trust’s two remaining properties were sold.  As of December 31, 2003, the Trust does not own interest in any real estate property, and does not intend to acquire any properties or engage in any operating activities.  Accordingly, the Trust’s sole sources of liquidity as of December 31, 2003, are its cash reserve of approximately $15.5 million, and approximately $1.2 million in accounts receivable.

The liquidity needs of the Trust in connection with the winding up of the Company are potential litigation expenses, trustee expenses, insurance costs, general and administrative expenses as described under “Results and Operations” and costs associated with cessation of the Trust’s operations.

While there can be no assurance that the Trust’s cash reserves will be sufficient to satisfy these expenses over the remaining term of the Trust, the Trustees anticipate that the Trust’s net assets are sufficient to meet all anticipated liquidity requirements.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Trust does not have any existing debt and does not expect to incur any additional indebtedness.  Accordingly, the Trust does not believe that future interest rate fluctuations will have a material effect on the Trust.  The Trust does not utilize financial instruments for trading or other speculative purposes.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BPP LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS (LIQUIDATION BASIS)

DECEMBER 31, 2003 and 2002

(unaudited)

(in thousands)

	2003	2002
ASSETS
Real Estate Held for Sale	$—	$35,772
Cash and Cash Equivalents	15,448	26,811
Restricted Cash	—	413
Receivables-Net	1,172	2,607
Other Assets	23	141
Total Assets	16,643	65,744

LIABILITIES
Accounts Payable and Other Liabilities	1,110	1,783
Tenant Security Deposits	—	57
Notes Payable	—	31,249
Reserve for Estimated Costs During the Period of Liquidation	3,913	6,146
Total Liabilities	5,023	39,235

NET ASSETS IN LIQUIDATION	$11,620	$26,509

See the Accompanying Notes

BPP LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM JUNE 28, 2002
THROUGH DECEMBER 31, 2002

(unaudited)

(in thousands, except per Unit amounts)

	January 1, 2003 through December 31, 2003	June 28, 2002 through December 31, 2002

REVENUES

Rents	$1,945	$1,793
Interest and Other Income	243	383

Total Revenues	2,188	2,176

COSTS AND EXPENSES

Interest	676	591
Rental Operating	614	584
Provision for Bad Debt	—	35
General and Administrative	872	1,180
Litigation and Legal	—	158

Total Costs and Expenses	2,162	2,548

Net Income/(Loss)	26	(372)

Net Assets at December 31, 2002 and June 28, 2002, respectively	26,509	43,344
Adjustments to Net Assets in Liquidation	1,551	3
Liquidating Distributions	(16,466)	(16,466)

Net Assets in Liquidation at December 31, 2003 and December 31, 2002, respectively	$11,620	$26,509

Income/(Loss) Per Unit	$0.0008	$(0.01)

BPP LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM JUNE 28, 2002
THROUGH DECEMBER 31, 2002

(unaudited)

(in thousands)

	January 1, 2003 through December 31, 2003	June 28, 2002 through December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26	$(372)
Adjustments to Reconcile Net Loss to Net Cash used for Operating Activities:
Provision for Bad Debt	—	35
Changes in Other Assets and Liabilities:
Receivables and Other Assets	1,688	1,397
Accounts Payable and Other Liabilities	(623)	(1,002)
Tenant Security Deposits	(2)	(69)
Reserves for Estimated Costs During the Period of Liquidation	(2,795)	(3,041)
Recognition of Deferred Gain	—	(66)
Miscellaneous Settlements and Collections	689	—
Net Cash Used for Operating Activities	(1,017)	(3,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Real Estate	5,920	6,200
Post Closing Costs from Sales of Real Estate	—	(133)
Net Cash Provided by Investing Activities	5,920	6,067

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Notes Payable	(194)	(153)
Restricted Cash	394	321
Liquidating Distributions Paid	(16,466)	(16,466)
Net Cash Used for Financing Activities	(16,266)	(16,298)

Net Decrease in Cash and Cash Equivalents	(11,363)	(13,349)
Cash and Cash Equivalents at Beginning of Period	26,811	40,160

Cash and Cash Equivalents at End of Period	$15,448	$26,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid for Interest During the fiscal year ended December 31, 2003 and the period from the period from June 28, 2002 through December 31, 2002, respectively	$737	$591

BPP LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

On June 28, 2002, the Company transferred its remaining assets to (and its remaining liabilities were assumed by) Scott C. Verges and Douglas P. Wilson (the “Trustees”), as co-trustees of the BPP Liquidating Trust (the “Trust”), in accordance with the Company’s Plan of Liquidation, and the Company was dissolved.  The last day of trading of the Company’s common stock on the New York Stock Exchange was June 27, 2002 (the “Record Date”), and the Company’s stock transfer books were closed as of the close of business on that date.  In addition, on June 28, 2002 the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its obligation to file periodic reports.  The Company had previously received a “No-Action” letter from the SEC regarding the Exchange Act reporting obligations of the Trust.

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

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Trust has adopted the liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts.  The valuations of other assets and liabilities under the liquidation basis of accounting are based on the Trustees’ estimates as of December 31, 2003.  The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

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

The Trust did not own interests in any real estate properties at December 31, 2003.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

Receivables -Net

Receivables are net of an allowance for doubtful accounts of approximately $4,248,000.

Financial Instruments

The carrying values reflected in the consolidated statement of net assets at December 31, 2003 reasonably approximate the fair values for cash and cash equivalents, receivables, and accounts payable.

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

Reserve for Estimated Costs During the Period of Liquidation (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued in a reserve account.  These amounts can vary significantly due to, among other things, the costs of retaining personnel and one or more trustees to oversee the liquidation, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Trust’s operations.  These costs are estimates and are expected to be incurred over the remaining Trust period.

On December 31, 2002, the Reserve balance was $6,146,000.  During the Fiscal Year ended December 31, 2003, the Trust made payments against the Reserve in the amount of $2,795,000 and reserved an additional $562,000, resulting in a December 31, 2003 Reserve balance of $3,913,000.

Recent Accounting Pronouncements

Not Applicable.

Revenue Recognition

Since the Trust has adopted the liquidation basis of accounting, the method of straight lining of rental revenues over the life of the lease has not been utilized.  Revenues based on a percentage of tenants’ sales were recognized when tenants’ sales exceeded their sales breakpoint.

Net Income/(Loss) Per Unit

Net income/(loss) per Unit is calculated using the weighted-average number of Units outstanding at December 31, 2003 and December 31, 2002, respectively.  The following table shows the net income/(loss) per Unit computation for the fiscal year ended December 31, 2003 and for the period from June 28, 2002 through December 31, 2002 (in thousands except per Unit amount).

	January 1, 2003 through December 31, 2003	June 28, 2002 through December 31, 2002

Net Income/(Loss)	$26	$(372)
Units Outstanding at December 31, 2003 and December 31, 2002	32,928	32,928
Net Income/(Loss) Per Unit	$0.0008	$(0.01)

3.              REAL ESTATE AND REAL ESTATE HELD FOR SALE

The Trust did not own interests in any real estate properties at December 31, 2003.

4.              SALES OF REAL ESTATE

During the period from June 28, 2002 through December 31, 2002, the Trust sold the Central and Palms to Pines shopping centers for aggregate proceeds of approximately $6.2 million in cash.

Gateway Center

During the fiscal year ended December 31, 2003, the Trust sold Gateway Center (formerly known as Marin City and located in Marin City, California) for aggregate proceeds of $5.9 million in cash.

Simi Valley Plaza

In late January 2002, House2Home, which occupied 113,932 square feet and operated under bankruptcy protection, ceased paying rent at the Company’s Simi Valley Plaza shopping center (the “Simi Property”).  As a result, the Simi Property no longer produced enough cash income to make the required debt service payments to the lender and in June 2002, control of the Simi Property was transferred to a Receiver.

Although control of the Simi Property had been undertaken by a Receiver, BPP/Simi Valley, L.P., a “Bankruptcy Remote Entity,” which was an indirect subsidiary of the Trust, continued to hold fee title to the Simi Property.

In August 2003, the Trust negotiated and received a payment of $400,000 in consideration for not transferring its interest in the Simi Property during negotiations relating to the sale of the note (the “Note”) on the Simi Property.  In September 2003, the Trust was informed that the holder of the Note sold the Note to an outside third party, and the buyer of the Note subsequently sold the Simi Property, through auction, on September 29, 2003.

The sale of the Simi Property terminated the Trust’s ownership interest in the property.  At the time the Simi Property was transferred to the Receiver, the Trust wrote down its net realizable value to the mortgage amount.  Accordingly, the only impact on the financial operations of the Trust related to the sale of the Simi Property was the receipt of the $400,000 fee described above.

5.              LIQUIDATING DISTRIBUTIONS

During the fiscal year ended December 31, 2003, the Trust made liquidating distributions to the Beneficiaries of $9,880,000 ($0.30 per Unit) on August 15, 2003, $3,293,000 ($0.10 per Unit) on October 15, 2003 and $3,293,000 ($0.10 per Unit) on December 15, 2003, for a cumulative liquidating distribution of $16,466,000 ($0.50 per Unit) for the fiscal year ended December 31, 2003.

During the period from June 28, 2002 through December 31, 2002,  the Trust made a liquidating distribution to the Trust’s Beneficiaries in the aggregate amount of $16,466,000 ($0.50 per Unit).

6.              TRANSACTIONS WITH RELATED PARTIES

In February 2002, the Company sold its interest in the Lake Arrowhead Village shopping center to LAV, LLC, an entity in which Scott C. Verges, a co-trustee of the Trust, is a member.  Under the Purchase and Sale Agreement, Scott C. Verges agreed to repay the Company $877,000 for construction and other credits in 30 equal non-interest bearing monthly installments.  As of December 31, 2003, the unpaid remaining balance was approximately $263,000.

The Trust has engaged MBV Law, formerly known as Mandel Buder & Verges, for legal services.  Scott C. Verges, a co-trustee, is a non-equity employee of MBV Law.  Legal expenses paid to MBV Law for the fiscal year ended December 31, 2003 were approximately $347,000 and for the period from June 28, 2002 through December 31, 2002, were approximately $141,000.

Douglas P. Wilson, either directly or indirectly through the Douglas Wilson Companies, receives applicable fees specified in the Liquidating Trust Agreement.  The Douglas Wilson Companies was paid approximately $695,000 for services rendered for the fiscal year ended December 31, 2003 and $242,000 for services rendered for the period from June 28, 2002 through December 31, 2002.

7.              OPERATING LEASES

The Trust leased office space under four operating leases; two of the leases expired in 2003 and one of the leases expired in March 2004.  As of March 12, 2004, the Trust pays $500 per month for office space and anticipates paying such rent through the fiscal year ending December 31, 2004.

8.              CONTINGENCIES

Lake Arrowhead Village

In April 2001, a lawsuit was filed in the Superior Court of the State of California, County of Orange, by eleven tenants at the Company’s former Lake Arrowhead Village property (the “Arrowhead Property”).  The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  The complaint alleged, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for common area maintenance (“CAM”).  This lawsuit was resolved in June 2002 after the Company made a statutory offer to allow a compromise judgment to be entered against the Company in the amount of $300,000.

On January 17, 2003, the same eleven tenants who filed the aforementioned lawsuit in Orange County Superior Court, together with eight other tenants at the Company’s former Arrowhead Property, filed a lawsuit in the Superior Court of the State of California, County of San Bernardino.  The lawsuit was filed against the Company, the Trust, the Trustees, Scott C. Verges individually, the current owner of the property (“LAV, LLC”), the former owner of the property who had contributed the property to the Company, and many of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  LAV, LLC, is an entity in which Scott C. Verges, a co-trustee of the Trust, is a member.  (See “Item 13 - Certain Relationships and Related Transactions”).

On March 10, 2003, the lawsuit was removed to the United States District Court for the Central District of California, Eastern Division.  However, the tenants/plaintiffs voluntarily dismissed their RICO claim whereupon the lawsuit was sent back to the San Bernardino Superior Court.  By motion practice which occurred over a period of eight months, six claims from the complaint and amendments thereto have been dismissed with prejudice (false statement against realty, intentional interference with prospective business advantage, negligent interference with business advantage, waste, breach of the implied covenant of fair dealing and impress and foreclose equitable liens).  In between amendments of the complaint, one plaintiff dropped out of the lawsuit thus leaving a total of 18 remaining plaintiffs.  The plaintiffs’ final complaint now alleges, among other claims, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for CAM.  The plaintiffs are seeking an undisclosed amount of monetary damages.

Between April and November 2003, the Company conducted extensive written discovery and completed a majority of the depositions of the 18 plaintiffs.  Based, in part, on the facts learned through this process, on February 9, 2004, BPP/Arrowhead L.P., LAV, LLC, Scott C. Verges, Daniel T. Platt and Joseph W. Byrne filed a cross-complaint against eleven of the plaintiffs, the spouse of one of the plaintiffs, and the lawyer of one of the plaintiffs.  The cross-complaint alleges fraud, negligent misrepresentation, rescission, breach of contract, intentional interference with contract and intentional interference with prospective economic advantage.  Like the plaintiffs, the cross-complainants are seeking an undisclosed amount of monetary damages.  The cross-defendants’ responses to the cross-complaint are due in early April 2004.

With respect to the eleven tenants who previously sued the Company and accepted a compromise judgment in June 2002, the Trustees believe the claims against the Company and the Trust are barred because they were previously adjudicated.  The Trust, acting through the Trustees, intends to bring a motion for summary judgment to adjudicate this defense in favor of the Company, the Trust, and their individual and corporate managers.  With respect to the other eight tenants, the Trust believes that the claims are without merit and intend to vigorously defend against them.

Gateway Center

In November 2001, Burnham Pacific Operating Partnership, L.P. filed a suit to establish that the Marin City Community Land Corporation (“CLC”), the landlord under the ground lease for the Company’s Gateway Center, breached the lease by refusing to consent to a proposed assignment of the lease in connection with a proposed sale of the property to PO’B Apollo.  The CLC filed a cross-complaint seeking to establish breaches of the lease by the Operating Partnership.  In May 2002, BPP/Marin, L.P. (“BPP/Marin”) (an indirect subsidiary of the Company that was the owner of the asset) filed a second legal proceeding seeking to preclude the CLC from declaring any default under the parties’ lease.  The parties then stipulated to binding arbitration of all claims in both legal proceedings.  In August 2002, the parties entered into a settlement arrangement that purported to resolve all claims between BPP/Marin and the CLC pertaining to the Gateway Center lease.  The settlement provided for successive options to acquire the Gateway Center lease, including one in favor of PO’B Apollo and a later one in favor of the CLC.  Unfortunately, there were disputes over the exercise of the PO’B Apollo and CLC options.

On December 10, 2002, BPP/Marin initiated a new arbitration proceeding against the CLC relating to the Gateway Center.  BPP/Marin sought monetary damages for the CLC’s interference with a prospective sale of BPP/Marin’s leasehold interest to PO’B Apollo.  In January 2003, the CLC asserted by cross-claim that the CLC-BPP/Marin Land Lease pertaining to subordination of the CLC’s reversionary interest in the Lease was unenforceable.  On March 26, 2003, the Trust received a final, non-appealable judgment from the arbitrator that the subordination clause was enforceable.  On June 30, 2003, the arbitrator ruled that the CLC was not liable to BPP/Marin for interference with the prospective PO’B Apollo sale.  On August 26, 2003, the arbitrator ruled that there was no prevailing party in the arbitration and denied the requests of both parties for an award of costs and attorneys’ fees.  That arbitration is now complete.

There is no further litigation pending between the CLC and BPP/Marin.  None is expected in the future.

Developers Diversified

The Trust is currently involved in various legal proceedings with Developers Diversified Realty Corporation (“DDRC”) and DDR Real Estate Services, Inc. (“DDRRES”), an affiliate of DDRC which acted as the Company’s liquidator and property manager for the period from December 15, 2000 through June 27, 2002.

On January 9, 2003, DDRC filed a lawsuit in the Superior Court of the State of California, County of San Diego against the Company and Trust alleging breach of contract and related claims arising from the sale of the Hilltop Plaza shopping center in Richmond, California.  DDRC sought damages of approximately $175,000, which consisted mostly of post-closing rent paid by tenants to the Company and the Trust instead of DDRC.  The Trust filed a cross-complaint in February 2003 seeking damages against DDRC in the approximate amount of $25,000 for various accounting errors.  The lawsuit was resolved in October 2003 when DDRC dismissed with prejudice all of its claims against the Company and the Trust, in exchange for a dismissal of the Trust’s cross-claims against DDRC.

On January 10, 2003, DDRRES filed a lawsuit against the Company and Trust in the Supreme Court of the State of New York, Monroe County.  DDRRES’ lawsuit alleged breach of contract and related claims arising from the liquidation and property management services that DDRRES was to perform.  DDRRES’ lawsuit sought monetary damages of approximately $98,000 and a judicial declaration that DDRRES is entitled to retain construction management fees obtained from the Company in the amount of approximately $530,000.   In August 2003, the trial court granted a motion by the Trust to dismiss the lawsuit for lack of jurisdiction.  DDRRES filed a notice of appeal in September 2003, but thereafter did not pursue its appeal.  As a consequence, and pursuant to the Trust’s request, the New York appellate court dismissed DDRRES’ appeal on March 10, 2004.  DDRRES has since requested the Court reinstate its appeal.  DDRRES’ request is currently pending, and the Trust expects to receive the Court’s decision in April 2004.

The Trust, acting through its Trustees, filed a lawsuit on January 13, 2003 against DDRRES in the Superior Court of the State of California, County of Contra Costa based on DDRRES’ acts and omissions as the Company’s liquidator and property manager. The lawsuit, which the Trust amended in February 2004 to add DDRC as an additional defendant, alleges breach of contract, breach of fiduciary duty, negligence, unfair business practices and related claims.  The Trust is seeking more than $2.5 million in damages.  The lawsuit is currently in the discovery phase.  No trial date has yet been set.

RVIP

Until recently, the Trust was involved in legal proceedings arising from sales by the Company of ten shopping centers to Prudential Insurance Company of America and its affiliates (collectively, “RVIP”) between December 2000 and April 2001.

On December 17, 2002, the Trust filed an action in the Superior Court of the State of California, County of Contra Costa, against RVIP and the Pleasant Hill Redevelopment Agency seeking the return of a deposit paid by the Company in connection with the development of a shopping center in Pleasant Hill, California.  The deposit at issue was approximately $73,000, including interest. RVIP contested the lawsuit and claimed that it should receive the deposit monies. The action settled in September 2003.  Under the settlement terms, the Trust received a payment of $41,600, and RVIP received the remainder of the deposit.

On January 21, 2003, RVIP filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against the Company and the co-trustees of the Trust alleging breach of contract and related claims in connection with RVIP’s purchase of several properties, including the Pleasant Hill shopping center and Plaza at Puente Hills in California. RVIP’s complaint sought damages of approximately $308,000.  The Trust disputed RVIP’s claims, and in August 2003 filed an amended cross-complaint seeking damages of more than $250,000 based on RVIP’s breach of contract and related claims.  The parties reached a confidential settlement in February 2004.  The Trust expects the lawsuit will be dismissed in April 2004 upon completion of the settlement documentation.

Department of Labor

The Trust has been advised that the U.S. Department of Labor has investigated the Company’s decision to suspend trading of shares of Company common stock held by employees in the Company’s 401(k) Plan for certain periods of time following the receipt of an unsolicited proposal from Schottenstein Stores Corporation and certain of its affiliates in June 1999 and that the Department of Labor believes the Company’s decision was inappropriate.  The Department of Labor has proposed settlement terms, which the Trustees are analyzing in order to determine an appropriate response.

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

The Company and the Trust are subject to other legal claims and proceedings that arise in the ordinary course of business.  The Trust believes that the outcome of these other claims and proceedings will not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard.

9.              SUBSEQUENT EVENTS

The Trustees of the Trust have determined to make a liquidating distribution in the amount of $0.15 per Unit to the registered Beneficiaries of the Trust.  The Trustees anticipate that this distribution will be paid on or about March 31, 2004.  A letter from the Trustees of the Trust to the registered Beneficiaries regarding the distribution and related matters will accompany the payment of the distribution.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Trust did not employ independent accountants to perform an audit on the financial statements contained in this Form 10-K.

ITEM 9A.                   CONTROLS AND PROCEDURES

Not applicable.

PART III

ITEM 10.                       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information Regarding the Trustees

The following table and biographical descriptions set forth certain information with respect to the Trustees.  There is no family relationship between either Trustee of the Trust.

Name	Age	Position Held

Scott C. Verges	50	Co-Trustee
Douglas P. Wilson	53	Co-Trustee

The principal occupation for the last five years of each of the Trustees, as well as other related information, is set forth below.

Trustee Biographies

SCOTT C. VERGES became a co-trustee of the Trust on June 28, 2002.  From December 15, 2000 through June 27, 2002, Mr. Verges was Chief Executive Officer and President of the Company.  Prior to that time, Mr. Verges was General Counsel of the Company since January 1999 and Chief Administrative Officer since May 1999, and Interim Chief Executive Officer and Interim President since August 18, 2000.  Since June 1997, Mr. Verges has been associated with the law firm of MBV Law (formerly known as Mandel Buder & Verges).  Prior to his association with MBV Law, Mr. Verges was a principal in the law firm of Cassidy & Verges, which he co-founded in 1990.  Mr. Verges received his J.D. in 1980 from Boalt Hall School of Law at the University of California, Berkeley and is currently an instructor of Real Estate in the MBA program at Mills College, located in Oakland, California.

DOUGLAS P. WILSON became a co-trustee of the Trust on June 28, 2002.  Mr. Wilson, founder and CEO of the Douglas Wilson Companies, brings 25 years of experience in problem resolution, development, and real estate management to his Companies’ clients.  During his career, Mr. Wilson also has overseen the development and management of nearly $3 billion in assets, including serving as receiver for nearly 400 matters in both State and Federal courts.  Prior to founding the Douglas Wilson Companies in 1989, he was the managing general partner of the company that developed Symphony Towers, a $160 million, 1.2-million square-foot office and hotel complex, downtown San Diego’s largest mixed-used project of its kind.

Section 16(a)  Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

The Trust has not adopted, and does not intend to adopt a code of ethics in accordance with Item 406 of Regulation S-K because the Trust does not have any executive officers.

ITEM 11.                       TRUSTEE COMPENSATION.

Trustees

Pursuant to Section 9.1 of the Liquidating Trust Agreement, in lieu of commissions or other compensation fixed by law for trustees, the co-trustees are entitled to the following compensation:

MR. VERGES.  Mr. Verges receives an hourly rate of $500 for services rendered as co-trustee.  For services rendered for the fiscal year ended December 31, 2003, Mr. Verges was paid approximately $241,000 and for the period from June 28, 2002 through December 31, 2002, he was paid approximately $161,000.  Mr. Verges also receives reimbursement for reasonable out-of-pocket expenses, which does not include administrative expenses.

MR. WILSON.  Mr. Wilson, either directly or indirectly through the Douglas Wilson Companies, receives applicable fees specified in the Liquidating Trust Agreement; provided, however, that such fees for base services shall not exceed in any particular month (1) $30,000 for the six-month period commencing June 28, 2002; (2) $25,000 for the two-month period immediately following such six-month period; (3) $22,500 for the two-month period following such two-month period; and (4) $20,000 thereafter and for the duration of the term of the Trust.  Pursuant to the Liquidating Trust Agreement, the Trust also paid the Douglas Wilson Companies $62,500 for services rendered in connection with the Trust prior to June 28, 2002.  The Douglas Wilson Companies also receives reimbursement for reasonable out-of-pocket expenses (which do not include occupancy costs and administrative expenses), including additional personnel that are needed to assist in matters of litigation support, common area maintenance reconciliations and tenant resolution issues.  For services rendered for the fiscal year ended December 31, 2003, the Douglas Wilson Companies was paid approximately $695,000, which included $202,000 for base services, $376,000 for litigation support, including Lake Arrowhead litigation supervision which involved Scott C. Verges and other former officers of the Company, and $117,000 for costs associated with accounts receivable collections and tenant related issues.  For services rendered for the period from June 28, 2002 through December 31, 2002, the Douglas Wilson Companies was paid approximately $242,000, which included $163,000 for base services, $60,000 for litigation support, including Lake Arrowhead litigation supervision which involved Scott C. Verges and other former officers of the Company, and $19,000 for costs associated with accounts receivable collections and tenant related issues.

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

The following table sets forth the beneficial ownership of Units as to (i) each Beneficiary that is known by the Trust to have beneficially owned more than five percent of the Units as of December 31, 2003; and (ii) each of the Trustees as of March 1, 2004, based on representations of the Trustees and filings through February 9, 2004 received by the Trust on Schedule 13G under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such information was provided by the persons listed.  All percentages have been calculated as of March 1, 2004 and are based upon 32,928,220 Units outstanding at the close of business on such date.  Each person in the table below has indicated that it has sole voting and investment power over the Units listed.

Name and Address of Beneficial Owner	Number of Units		Percent of Class (%)

Scott C. Verges (1)	12,000		*

Douglas P. Wilson (1)	0		*

All Trustees as a group (2 persons)	12,000		*

Double Play Partners Limited Partnership	3,787,000		11.5
1391 Main St.
Springfield, MA 01103

Deutsche Bank AG	2,753,466	(2)	8.4
Taunusanlage 12, D-60325
Frankfurt am Main
Federal Republic of Germany

*	Less than one percent

(1)	Address of each Trustee is c/o BPP Liquidating Trust, 450 B Street, Suite 1900, San Diego, CA 92101
(2)

Information reported is based upon a Schedule 13G filed with the SEC on February 9, 2004 reporting beneficial ownership as of December 31, 2003. The Schedule 13G reports Units beneficially owned by the Corporate and Investment Banking business group and the Corporate Investments business group of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”), but does not reflect Units, if any, beneficially owned by any other business group of DBAG.  The information reported includes 2,759,500 Units beneficially owned by DB Advisors, L.L.C., 23,600 Units beneficially owned by Deutsche Bank Securities Inc. and 2,759,866 Units beneficially owned by Deutsche Bank AG, London Branch.)

As of December 31, 2003, the Trust did not have any compensation plans under which equity securities are authorized for issuance.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Relationship with MBV Law

Legal expenses paid to MBV Law for the fiscal year ended December 31, 2003 were approximately $347,000 and for the period from June 28, 2002 through December 31, 2002 were approximately $141,000.  Mr. Verges, a co-trustee, is a non-equity employee of MBV Law and is entitled to devote a certain percentage of his time to providing services to MBV Law pursuant to the terms of his agreement with the Trust.  Prior to becoming Chief Executive Officer of the Company, Mr. Verges received up to approximately 10% of the gross revenues received by MBV Law from Mr. Verges’ clients, including the Company.  Subsequent to Mr. Verges becoming Chief Executive Officer of the Company, no portion of his compensation from MBV Law has been related to revenues received by MBV Law from the Company and/or Trust.

Lake Arrowhead Village

On February 22, 2002, the Company sold its interest in the Lake Arrowhead Village shopping center to LAV, LLC, an entity in which Scott C. Verges, a co-trustee of the Trust, is a member, for a net purchase price of approximately $19.1 million.  Under the Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 26, 2001, as subsequently amended on February 12, 2002, (1) LAV, LLC agreed to assume all of the outstanding mortgage indebtedness secured by the asset in satisfaction of the payment of the purchase price, (2) the Company agreed to advance $2 million (the “Construction Credit”) into an escrow account to be controlled by the mortgage lender from which LAV, LLC drew the entire amount which was necessary to fund the costs of significant structural repairs to the center’s seawall and parking garage, and (3) Scott C. Verges agreed to repay a $500,000 portion of the Construction Credit advance and $377,000 of certain other credits in 30 equal non interest-bearing monthly installments.  As of March 1, 2004, the remaining unpaid balance was approximately $175,000.  The $19.1 million of outstanding mortgage indebtedness assumed by LAV, LLC bears interest at an annual rate of 9.20%, matures in 2011 and cannot be prepaid until 2011.  Mr. Verges also separately agreed to forfeit all severance benefits, which would have cost the Company an aggregate of approximately $2.4 million, which he otherwise would have been entitled to receive no later than January 15, 2002.

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Trust did not employ independent accountants to perform an audit on the financial statements contained in this Form 10-K.

PART IV

ITEM 15.                       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)                                                          FINANCIAL STATEMENT SCHEDULES

(b)                                                         REPORTS ON FORM 8-K

On August 1, 2003, the Trust filed a Form 8-K filed, announcing under Item 5 that:

(i)                       on July 31, 2003, the Trust closed on the sale of Gateway Center, located in Marin City, California, for gross cash proceeds of approximately $20,750,000; and

(ii)                    the Trustees of the Trust had determined to make a liquidating distribution in the amount of $0.30 per Unit to the registered Beneficiaries of the Trust payable on or about August 15, 2003.

On October 7, 2003, the Trust filed a Form 8-K, announcing under Item 5 that:

(i)                       on September 29, 2003, Simi Valley Plaza was sold, terminating the Trust’s ownership interest in the property; and

(ii)                    the Trustees of the Trust had determined to make a liquidating distribution in the amount of $0.10 per Unit to the registered Beneficiaries of the Trust payable on or about October 15, 2003.

On December 15, 2003, the Trust filed a Form 8-K, announcing under Item 5 that the Trustees of the Trust had determined to make a liquidating distribution in the amount of $0.10 per Unit to the registered Beneficiaries of the Trust payable on or about December 15, 2003.

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

BPP Liquidating Trust

By:	/s/ Scott C. Verges
Scott C. Verges
Co-Trustee

Dated:	March 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott C. Verges
Scott C. Verges	Co-Trustee	March 30, 2004

/s/ Douglas Wilson
Douglas P. Wilson	Co-Trustee	March 30, 2004