Form 10-K
period 2004-12-31
BPP LIQUIDATING TRUST
filed 2005-03-07
CIK 805730

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 Commission file number 1-9524*

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

Not applicable.

The number of units of beneficial interest outstanding as of March 1, 2005 was 32,928,220.

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

On June 28, 2002, the Company transferred its remaining assets to (and its remaining liabilities were assumed by) Scott C. Verges and Douglas P. Wilson (the “Trustees”), as co-trustees of the BPP Liquidating Trust (the “Trust”), in accordance with the Company’s Plan of Liquidation, and the Company was dissolved.  The last day of trading of the Company’s common stock on the New York Stock Exchange was June 27, 2002 (the “Record Date”), and the Company’s stock transfer books were closed as of the close of business on that date.  In addition, on June 28, 2002 the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its obligation to file periodic reports.  The Company had previously received a no-action letter from the SEC regarding the Exchange Act reporting obligations of the Trust.

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

The Trust is scheduled to terminate upon the earliest of (1) such time as termination is required by the applicable laws of the State of Maryland, (2) the distribution of all the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, or (3) the expiration of a period of three years from the date assets were first transferred to the Trust, i.e., June 28, 2005.  The existence of the Trust may, however, be extended to such later date as the Trustees may designate if they determine that an extension is reasonably necessary to fulfill the purpose of the Trust and, prior to such extension, the Trustees shall have requested and received additional no-action assurances from the SEC.

As discussed in this Form 10-K under the heading “Legal Proceedings”, the Trust is involved in certain ongoing litigation and other legal claims and proceedings.  The Trustees have determined that an extension of the term of the Trust beyond June 28, 2005 is reasonably necessary in order to resolve such ongoing litigation.  Accordingly, the Trustees intend to file a request for a no-action letter from the Division of Corporation Finance of the SEC (the “Division”) confirming that the Division will not recommend enforcement action to the SEC if the Trustees extend the term of the Trust for up to three years and continue to not register and file reports (except as specified in the no-action letter) with respect to the Units.  There is no assurance that the Trust will receive such no-action relief.  If the Trust does not receive such no-action relief, it may become subject to the registration and reporting requirements of the Exchange Act.  The expense of compliance with the reporting obligations of the Exchange Act could significantly reduce the amount of distributions available to be made in respect of the Units, if any.  If the Trust is required to comply with the registration and reporting requirements of the Exchange Act and fails to do so, it could be subject to fines and penalties, which could significantly reduce the amount available for future distributions, if any.

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

Distributions

The Trustees of the Trust have determined to make a liquidating distribution in the amount of $0.05 per Unit to the registered Beneficiaries of the Trust.  The Trustees anticipate that this distribution will be paid on or about March 7, 2005.  A letter from the Trustees of the Trust to the registered Beneficiaries regarding the distribution and related matters will accompany the payment of the distribution.

During the fiscal year ended December 31, 2004, the Trust made a liquidating distribution to the Beneficiaries of $0.15 per Unit on March 31, 2004.  The Trustees estimate that the Trust, in addition to the March 7, 2005 distribution, will make future aggregate cash distributions of approximately $0.08 per Unit based upon assets currently available and the collection of receivables, less amounts required to settle liabilities as well as the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations.  Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

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

ITEM 2.          PROPERTIES.

Property Ownership

The Trust did not own interests in any real estate properties during the year ended December 31, 2004.

Office Lease

For the fiscal year ended December 31, 2004, the Trust paid approximately $9,000 for office space.  The Trust does not anticipate incurring any expense for office space for the fiscal year ending December 31, 2005.

ITEM 3.          LEGAL PROCEEDINGS.

Lake Arrowhead Village

In April 2001, a lawsuit was filed in the Superior Court of the State of California, County of Orange, by eleven tenants at the Company’s former Lake Arrowhead Village property (the “Arrowhead Property”).  The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  The complaint alleged, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleged that the Company overcharged these tenants for common area maintenance (“CAM”).  This lawsuit was resolved in June 2002 after the Company made a statutory offer to allow a compromise judgment to be entered against the Company in the amount of $300,000.

On January 17, 2003, the same eleven tenants who filed the aforementioned lawsuit in Orange County Superior Court, together with eight other tenants at the Company’s former Arrowhead Property, filed a lawsuit in the Superior Court of the State of California, County of San Bernardino.  The lawsuit was filed against the Company, the Trust, the Trustees, Scott C. Verges individually, LAV, LLC (the company that purchased the property from the Company in February 2002), the former owner of the property who had contributed the property to the Company, and many of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  LAV, LLC, is an entity in which Scott C. Verges, a co-trustee of the Trust, is a member.  (See “Item 13 - Certain Relationships and Related Transactions”).

On March 10, 2003, the lawsuit was removed to the United States District Court for the Central District of California, Eastern Division.  However, the tenants/plaintiffs voluntarily dismissed their RICO claim whereupon the lawsuit was sent back to the San Bernardino Superior Court.  By motion practice which occurred over a period of eight months, six claims from the complaint and amendments thereto have been dismissed with prejudice (namely, false statement against realty, intentional interference with prospective business advantage, negligent interference with business advantage, waste, breach of the implied covenant of fair dealing and impress and foreclose equitable liens).  In between amendments of the complaint, one plaintiff (who was also a plaintiff in the earlier lawsuit) dropped out of the lawsuit.  In addition, two additional plaintiffs (who were both tenants under one lease) have subsequently dropped out and one plaintiff has been added.  There are currently seventeen plaintiffs.  The plaintiffs’ final complaint alleges, among other claims, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for CAM.  The plaintiffs are seeking an undisclosed amount of monetary damages.

With respect to the ten tenants who previously sued the Company and accepted a compromise judgment in June 2002, the Trustees believe the claims against the Company and the Trust are barred because they were previously adjudicated.  The Trustees also believe that all of the claims against the Company and the Trust, by all the plaintiffs in the aforementioned complaint, are without merit and will continue to vigorously defend against them.  The case is set for trial commencing on September 12, 2005.

In conjunction with the above described litigation, on February 4, 2003, the Trust, through its broker, Marsh Risk & Insurance Services, tendered the complaint in the Underlying Action to American International Specialty Lines Insurance Company (“AISLIC”) under the Directors, Officers and Corporate Liability Insurance Policy for Real Estate Investment Trusts, Policy No. 473-95-69 (the “Policy”) issued by AISLIC to the Company for the period from December 15, 2000 to December 15, 2002.  The Policy provides a $20 million aggregate limit of liability, and a $150,000 retention for judgments, settlements and defense costs for nonsecurities claims.  The Policy requires AISLIC to advance defense costs of any covered claim prior to its final disposition. On March 25, 2004, AISLIC acknowledged in writing that the Company, BPP/Arrowhead, L.P., BPP/Arrowhead, Inc., and Burnham Pacific Operating Partnership, L.P. are covered under the Policy, as well as certain individuals who were directors and/or officers of the Company. AISLIC declined coverage for the Trust and individuals who were sued in their capacity as Trustees for the Trust.  To date, the Trust has tendered to AISLIC defense bills totaling $831,794.37 incurred in connection with the Underlying Action for the period through November 30, 2004.  AISLIC has agreed to pay such defense costs subject to certain limitations, and to date, has paid $87,384.60.  AISLIC has informed the Trustees that they are continuing to review and process payments for the defense bills.

Developers Diversified Realty

The Trust is involved in legal proceedings with Developers Diversified Realty Corporation (“DDRC”) and DDR Real Estate Services, Inc. (“DDRRES”), an affiliate of DDRC which acted as the Company’s liquidator and property manager for the period from December 15, 2000 through June 27, 2002.

On January 10, 2003, DDRRES filed a lawsuit against the Company and Trust in the Supreme Court of the State of New York, Monroe County.  DDRRES’ lawsuit alleged breach of contract and related claims arising from the liquidation and property management services that DDRRES was to perform.  DDRRES’ lawsuit sought monetary damages of approximately $98,000 and a judicial declaration that DDRRES is entitled to retain construction management fees obtained from the Company in the amount of approximately $530,000.  The trial court dismissed the lawsuit for lack of jurisdiction in August 2003.  DDRRES appealed the trial court’s decision.  In November 2004, the New York appellate court issued a unanimous written opinion affirming the trial court’s decision.  No further appeals are expected.

The Trust, acting through its Trustees, filed a lawsuit on January 13, 2003, against DDRRES in the Superior Court of the State of California, County of Contra Costa, based on DDRRES’ acts and omissions as the Company’s liquidator and property manager. The lawsuit, which the Trust amended in 2004 to add DDRC as an additional defendant, alleges breach of contract, breach of fiduciary duty, negligence, unfair business practices and related claims.  The Trust is seeking more than $2.5 million in damages.  DDRRES and DDRC filed a cross-complaint in 2004 seeking monetary damages of approximately $98,000 for non-payment of asset management fees. Trial is scheduled to commence on July 11, 2005.

RVIP

Until recently, the Trust was involved in legal proceedings arising from sales by the Company of ten shopping centers to Prudential Insurance Company of America and its affiliates (collectively, “RVIP”) between December 2000 and April 2001.

On January 21, 2003, RVIP filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against the Company and the co-trustees of the Trust alleging breach of contract and related claims in connection with RVIP’s purchase of several properties, including the Pleasant Hill shopping center and Plaza at Puente Hills in California. RVIP’s complaint sought damages of approximately $308,000.  The Trust disputed RVIP’s claims, and in August 2003 filed an amended cross-complaint seeking damages of more than $250,000 based on RVIP’s breach of contract and related claims.  The parties reached a confidential settlement in February 2004.  The lawsuit was dismissed with prejudice in May 2004, including all claims contained in RVIP’s complaint and the Trust’s cross-complaint.

RVIP and Sparks, Inc.

The Trust is also involved in legal proceedings arising from a sale by the Company of a shopping center in Richmond, California, to Prudential Real Estate Investors, DDRC and Coventry Partners (collectively, “RVIP”) in April 2001.  Sparks, Inc. (“Sparks”) is a restaurant tenant at the shopping center.  In April 2004, Sparks filed an action in the Superior Court of the State of California, County of Contra Costa, against RVIP and the Trust for damages and specific performance.  Sparks seeks to enforce an option to purchase the restaurant premises.  As to the Trust, Sparks seeks unspecified damages for breach of a retail lease and breach of the implied covenant of good faith and fair dealing.  In August 2004, the Trust filed a cross-complaint for indemnity against RVIP.  In December 2004, the Trust filed an answer to Sparks’ complaint that denies all of Sparks’ liability and damages claims.  The Trust also filed a motion for summary judgment, which is scheduled for hearing in March 2005.  Trial is scheduled to commence on April 4, 2005.

Department of Labor

The Trust has entered into a Settlement Agreement with the U.S. Department of Labor regarding the Company’s decision to suspend trading of shares of Company common stock held by employees in the Company’s 401(k).  The Settlement Agreement between the Department of Labor and the Company fully released the Company from future liabilities relating to this matter and required the Company to pay reimbursements and penalties in the total amount of approximately $62,370.  This amount was paid in full in 2004.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF BENEFICIARIES.

No matters were submitted to a vote of the Beneficiaries during the fiscal year ended December 31, 2004.

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

Holders

The Units are not transferable except by will, intestate succession or operation of law.  As of March 1, 2005, the Trust had approximately 1,505 Beneficiaries of record and 32,928,220 Units outstanding.

Distributions

During the fiscal year ended December 31, 2004, the Trust made a liquidating distribution to the Beneficiaries of $0.15 per Unit on March 31, 2004.

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

CHANGES IN NET ASSET DATA (in thousands, except per Unit amounts)

	Fiscal Year Ended December 31, 2004	Fiscal Year Ended December 31, 2003	June 28, 2002 through December 31, 2002

Total Revenues	$125	$2,188	$2,176
Income/(Loss) From Operations	$(53)	$26	$(372)
Income/(Loss) Per Unit	$(0.0016)	$0.0008	$(0.01)

Distributions Paid	$4,940	$16,466	$16,466
Distributions Paid Per Unit	$0.15	$0.50	$0.50

NET ASSET DATA (in thousands, except per Unit amounts)

	As of December 31, 2004	As of December 31, 2003	As of December 31, 2002

Total Assets	$10,452	$16,643	$65,744
Total Liabilities	$5,288	$5,023	$39,235
Net Assets in Liquidation	$5,164	$11,620	$26,509

Net Asset Value per Unit	$0.16	$0. 35	$0.81

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

Risk-Factors

The amounts and timing of distributions may be adversely affected by liabilities and indemnification obligations surviving asset sales.

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

We may be unable to obtain additional no-action assurances from the SEC.

As described above, the Trustees have determined that an extension of the term of the Trust beyond June 28, 2005 is reasonably necessary in order to resolve ongoing litigation.  There is no assurance that the Trust will receive a no-action letter from the Division confirming that the Division will not recommend enforcement action to the SEC if the Trustees extend the term of the Trust for up to three years and continue to not register and file reports (except as specified in the no-action letter) with respect to the Units.  If the Trust does not receive such no-action relief, it may become subject to the registration and reporting requirements of the Exchange Act.  The expense of compliance with the reporting obligations of the Exchange Act could significantly reduce the amount of distributions available to be made in respect of the Units, if any.  If the Trust is required to comply with the registration and reporting requirements of the Exchange Act and fails to do so, it could be subject to fines and penalties, which could significantly reduce the amount available for future distributions, if any.

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

Results of Operations

The Trust recorded a net loss of -$53,000 (-$0.0016 per Unit) for the fiscal year ended December 31, 2004 compared to net income of $26,000 ($0.0008 per Unit) for the fiscal year ended December 31, 2003.  During the fiscal year ended December 31, 2004, net income was unfavorably impacted by the absence of rental revenue and a decrease in interest revenue as offset by the related absence of rental operating and interest expense as well as an overall decrease in general and administrative expenses.

The Trust recorded net income of $26,000 ($0.0008 per Unit) for the fiscal year ended December 31, 2003 compared to a net loss of $372,000 (-$0.01 per Unit) for the period from June 28, 2002 through December 31, 2002.  Net income increased primarily due to a decrease in general and administrative, litigation and legal expenses incurred by the Trust during the fiscal year ended December 31, 2003.  General and administrative expenses include the costs and expenses of consultants, receivable collections, Beneficiary communications and other general office expenses.

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

On December 31, 2003, the Reserve balance was $3,913,000.  During the fiscal year ended December 31, 2004, the Trust made payments against the Reserve in the amount of $1,664,000 and reserved an additional $2,612,000, resulting in a December 31, 2004 Reserve balance of $4,861,000.

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

Net Assets in Liquidation

Net Assets in Liquidation at December 31, 2004 were $5,164,000 or $0.16 per Unit compared to $11,620,000 or $0.35 per Unit as of December 31, 2003.  The $6,456,000 decrease in Net Assets in Liquidation was primarily attributable to the $4,940,000 liquidating distribution made to the Beneficiaries on March 31, 2004 and the $2,612,000 increase in the Reserve, all partially offset by increases in Net Assets in Liquidation due to receipt of funds from various settlements and collections.

Net Assets in Liquidation at December 31, 2003 were $11,620,000 or $0.35 per Unit compared to $26,509,000 or $0.81 per Unit as of December 31, 2002.  The $14,889,000 decrease in Net Assets in Liquidation was primarily attributable to the liquidating distributions made to the Beneficiaries totaling $16,466,000 during the fiscal year ended December 31, 2003, which were partially offset by increases in Net Assets in Liquidation due to the sales of Gateway Center and the note on Simi Valley Plaza as well as the receipt of funds from miscellaneous settlements and collections.

The valuation of Net Assets in Liquidation is based on estimates as of December 31, 2004, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Distributions

The Trustees of the Trust have determined to make a liquidating distribution in the amount of $0.05 per Unit to the registered Beneficiaries of the Trust.  The Trustees anticipate that this distribution will be paid on or about March 7, 2005.  A letter from the Trustees of the Trust to the registered Beneficiaries regarding the distribution and related matters will accompany the payment of the distribution.

During the fiscal year ended December 31, 2004, the Trust made a liquidating distribution to the Beneficiaries of $0.15 per Unit on March 31, 2004.  The Trustees estimate that the Trust, in addition to the March 7, 2005 distribution, will make future aggregate cash distributions of approximately $0.08 per Unit based upon assets currently available and the collection of receivables, less amounts required to settle liabilities as well as the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations.  Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

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

Dispositions

The Trust did not own interests in any real estate properties during the fiscal year ended December 31, 2004.

During the fiscal year ended December 31, 2003, the Trust sold Gateway Center (formerly known as Marin City) for aggregate proceeds of approximately $5.9 million in cash.  On September 29, 2003, the note on Simi Valley Plaza, the Trust’s sole remaining property, was sold, terminating the Trust’s ownership interest in the property.

During the period from June 28, 2002 through December 31, 2002, the Trust sold the Central and Palms to Pines shopping centers for aggregate proceeds of approximately $6.2 million in cash.

Liquidity and Capital Resources

As of December 31, 2004, the Trust did not own interest in any real estate property, and does not intend to acquire any properties or engage in any operating activities.  The Trust’s two remaining properties were sold during the fiscal year ended December 31, 2003.  Accordingly, the Trust’s sources of liquidity as of December 31, 2004, are its cash reserve of approximately $10,361,000, and approximately $76,000 in accounts receivable.

The liquidity needs of the Trust in connection with the winding up of the Company are potential litigation expenses, trustee expenses, insurance costs, general and administrative expenses as described under “Results of Operations” and costs associated with cessation of the Trust’s operations.

While there can be no assurance that the Trust’s cash reserves will be sufficient to satisfy these expenses over the remaining term of the Trust, the Trustees anticipate that the Trust’s net assets are sufficient to meet all anticipated liquidity requirements.

Off-Balance Sheet Arrangements

Not applicable.

Contractual Obligations

Not applicable.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BPP LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS (LIQUIDATION BASIS)

DECEMBER 31, 2004, 2003, and 2002

(unaudited)

(in thousands)

	2004	2003	2002
ASSETS
Real Estate Held for Sale	$—	$—	$35,772
Cash and Cash Equivalents	10,361	15,448	26,811
Restricted Cash	—	—	413
Receivables-Net	76	1,172	2,607
Other Assets	15	23	141
Total Assets	10,452	16,643	65,744

LIABILITIES
Accounts Payable and Other Liabilities	427	1,110	1,783
Tenant Security Deposits	—	—	57
Notes Payable	—	—	31,249
Reserve for Estimated Costs During the Period of Liquidation	4,861	3,913	6,146
Total Liabilities	5,288	5,023	39,235

NET ASSETS IN LIQUIDATION	$5,164	$11,620	$26,509

See the Accompanying Notes

BPP LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2003, AND THE PERIOD FROM JUNE 28, 2002 THROUGH DECEMBER 31, 2002

(unaudited)

(in thousands, except per Unit amounts)

	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003	June 28, 2002 through December 31, 2002

REVENUES

Rents	$—	$1,945	$1,793
Interest and Other Income	125	243	383

Total Revenues	125	2,188	2,176

COSTS AND EXPENSES

Interest	—	676	591
Rental Operating	—	614	584
Provision for Bad Debt	—	—	35
General and Administrative	178	872	1,180
Litigation and Legal	—	—	158

Total Costs and Expenses	178	2,162	2,548

Net Income/(Loss)	(53)	26	(372)

Net Assets at December 31, 2003, December 31, 2002 and June 28, 2002, respectively	11,620	26,509	43,344

Adjustments to Net Assets in Liquidation	(1,463)	1,551	3

Liquidating Distributions	(4,940)	(16,466)	(16,466)

Net Assets in Liquidation at December 31, 2004, December 31, 2003, and December 31, 2002, respectively	$5,164	$11,620	$26,509

Income/(Loss) Per Unit	$(0.0016)	$0.0008	$(0.01)

BPP LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2003 AND THE PERIOD FROM JUNE 28, 2002 THROUGH DECEMBER 31, 2002

(unaudited)

(in thousands)

	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003	June 28, 2002 through December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(53)	$26	$(372)
Adjustments to Reconcile Net Loss to Net Cash used for Operating Activities:
Provision for Bad Debt	—	—	35
Changes in Other Assets and Liabilities:
Receivables and Other Assets	1,001	1,688	1,397
Accounts Payable and Other Liabilities	(211)	(623)	(1,002)
Tenant Security Deposits	—	(2)	(69)
Reserves for Estimated Costs During the Period of Liquidation	(1,664)	(2,795)	(3,041)
Recognition of Deferred Gain	—	—	(66)
Miscellaneous Settlements and Collections	780	689	—
Net Cash Used for Operating Activities	(147)	(1,017)	(3,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Real Estate	—	5,920	6,200
Post Closing Costs from Sales of Real Estate	—	—	(133)
Net Cash Provided by Investing Activities	—	5,920	6,067

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Notes Payable	—	(194)	(153)
Restricted Cash	—	394	321
Liquidating Distributions Paid	(4,940)	(16,466)	(16,466)
Net Cash Used for Financing Activities	(4,940)	(16,266)	(16,298)

Net Decrease in Cash and Cash Equivalents	(5,087)	(11,363)	(13,349)
Cash and Cash Equivalents at Beginning of Period	15,448	26,811	40,160

Cash and Cash Equivalents at End of Period	$10,361	$15,448	$26,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid for Interest During the fiscal year ended December 31, 2004, the fiscal year ended December 31, 2003 and the period from June 28, 2002 through December 31, 2002, respectively	$—	$737	$591

BPP LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

On June 28, 2002, the Company transferred its remaining assets to (and its remaining liabilities were assumed by) Scott C. Verges and Douglas P. Wilson (the “Trustees”), as co-trustees of the BPP Liquidating Trust (the “Trust”), in accordance with the Company’s Plan of Liquidation, and the Company was dissolved.  The last day of trading of the Company’s common stock on the New York Stock Exchange was June 27, 2002 (the “Record Date”), and the Company’s stock transfer books were closed as of the close of business on that date.  In addition, on June 28, 2002 the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its obligation to file periodic reports.  The Company had previously received a no-action letter from the SEC regarding the Exchange Act reporting obligations of the Trust.

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

The Trust is scheduled to terminate upon the earliest of (1) such time as termination is required by the applicable laws of the State of Maryland, (2) the distribution of all the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, or (3) the expiration of a period of three years from the date assets were first transferred to the Trust, i.e., June 28, 2005.  The existence of the Trust may, however, be extended to such later date as the Trustees may designate if they determine that an extension is reasonably necessary to fulfill the purpose of the Trust and, prior to such extension, the Trustees shall have requested and received additional no-action assurances from the SEC.

As discussed in this Form 10-K under the heading “Legal Proceedings”, the Trust is involved in certain ongoing litigation and other legal claims and proceedings.  The Trustees have determined that an extension of the term of the Trust beyond June 28, 2005 is reasonably necessary in order to resolve such ongoing litigation.  Accordingly, the Trustees intend to file a request for a no-action letter from the Division of Corporation Finance of the SEC (the “Division”) confirming that the Division will not recommend enforcement action to the SEC if the Trustees extend the term of the Trust for up to three years and continue to not register and file reports (except as specified in the no-action letter) with respect to the Units.  There is no assurance that the Trust will receive such no-action relief.  If the Trust does not receive such no-action relief, it may become subject to the registration and reporting requirements of the Exchange Act.  The expense of compliance with the reporting obligations of the Exchange Act could significantly reduce the amount of distributions available to be made in respect of the Units, if any.  If the Trust is required to comply with the registration and reporting requirements of the Exchange Act and fails to do so, it could be subject to fines and penalties, which could significantly reduce the amount available for future distributions, if any.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Trust has adopted the liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts.  The valuations of other assets and liabilities under the liquidation basis of accounting are based on the Trustees’ estimates as of December 31, 2004.  The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

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

The Trust did not own interests in any real estate properties at December 31, 2004.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

Receivables -Net

Receivables are net of an allowance for doubtful accounts of approximately $808,000.

Financial Instruments

The carrying values reflected in the consolidated statement of net assets at December 31, 2004 reasonably approximate the fair values for cash and cash equivalents, receivables, and accounts payable.

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

On December 31, 2002, the Reserve balance was $6,146,000.  During the Fiscal Year ended December 31, 2003, the Trust made payments against the Reserve in the amount of $2,795,000 and reserved an additional $562,000, resulting in a December 31, 2003 Reserve balance of $3,913,000.  During the fiscal year ended December 31, 2004, the Trust made payments against the Reserve in the amount of $1,664,000 and reserved an additional $2,612,000, resulting in a December 31, 2004 Reserve balance of $4,861,000.

Recent Accounting Pronouncements

Not Applicable.

Revenue Recognition

Since the Trust has adopted the liquidation basis of accounting, the method of straight lining of rental revenues over the life of the lease has not been utilized.  Revenues based on a percentage of tenants’ sales were recognized when tenants’ sales exceeded their sales breakpoint.

Net Income/(Loss) Per Unit

Net income/(loss) per Unit is calculated using the weighted-average number of Units outstanding at December 31, 2004, December 31, 2003 and December 31, 2002, respectively.  The following table shows the net income/(loss) per Unit computation for the fiscal year ended December 31, 2004, December 31, 2003 and for the period from June 28, 2002 through December 31, 2002 (in thousands except per Unit amount).

	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003	June 28, 2002 through December 31, 2002

Net Income/(Loss)	$(53)	$26	$(372)
Units Outstanding at December 31, 2004, December 31, 2003 and December 31, 2002	32,928	32,928	32,928
Net Income/(Loss) Per Unit	$(0.0016)	$0.0008	$(0.01)

3.              REAL ESTATE AND REAL ESTATE HELD FOR SALE

The Trust did not own interests in any real estate properties at December 31, 2004.

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

5.              LIQUIDATING DISTRIBUTIONS

During the fiscal year ended December 31, 2004, the Trust made a liquidating distribution to the Beneficiaries of $4,940,000 ($0.15 per Unit) on March 31, 2004.

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

6.              TRANSACTIONS WITH RELATED PARTIES

In February 2002, the Company sold its interest in the Lake Arrowhead Village shopping center to LAV, LLC, an entity in which Scott C. Verges, a co-trustee of the Trust, is a member.  Under the Purchase and Sale Agreement, Scott C. Verges agreed to repay the Company $877,000 for construction and other credits in 30 equal non-interest bearing monthly installments.  As of December 31, 2004, the balance was paid in full.

The Trust has engaged MBV Law, formerly known as Mandel Buder & Verges, for legal services.  Scott C. Verges, a co-trustee, is a non-equity employee of MBV Law.  Legal expenses, including litigation consultant fees, paid to MBV Law for the fiscal year ended December 31, 2004 were approximately $617,000.  Legal expenses paid to MBV Law for the fiscal year ended December 31, 2003 were approximately $347,000 and for the period from June 28, 2002 through December 31, 2002, were approximately $141,000.

Douglas P. Wilson, either directly or indirectly through the Douglas Wilson Companies, receives applicable fees specified in the Liquidating Trust Agreement.  The Douglas Wilson Companies was paid approximately $373,000 for services rendered for the fiscal year ended December 31, 2004, $695,000 for services rendered for the fiscal year ended December 31, 2003 and $242,000 for services rendered for the period from June 28, 2002 through December 31, 2002.

7.              OPERATING LEASES

The Trust leased office space under four operating leases; two of the leases expired in 2003 and two of the leases expired in 2004.  The Trust does not anticipate incurring any expense for office space for the fiscal year ending December 31, 2005.

8.              CONTINGENCIES

Lake Arrowhead Village

In April 2001, a lawsuit was filed in the Superior Court of the State of California, County of Orange, by eleven tenants at the Company’s former Lake Arrowhead Village property (the “Arrowhead Property”).  The lawsuit was filed against the Company, the immediate former owner of the property who had contributed the property to the Company, as well as against all of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  The complaint alleged, among other things, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleged that the Company overcharged these tenants for common area maintenance (“CAM”).  This lawsuit was resolved in June 2002 after the Company made a statutory offer to allow a compromise judgment to be entered against the Company in the amount of $300,000.

On January 17, 2003, the same eleven tenants who filed the aforementioned lawsuit in Orange County Superior Court, together with eight other tenants at the Company’s former Arrowhead Property, filed a lawsuit in the Superior Court of the State of California, County of San Bernardino.  The lawsuit was filed against the Company, the Trust, the Trustees, Scott C. Verges individually, LAV, LLC (the company that purchased the property from the Company in February 2002), the former owner of the property who had contributed the property to the Company, and many of the individual and corporate managers and management companies of the property during the periods of the tenants’ leases.  LAV, LLC, is an entity in which Scott C. Verges, a co-trustee of the Trust, is a member.  (See “Item 13 - Certain Relationships and Related Transactions”).

On March 10, 2003, the lawsuit was removed to the United States District Court for the Central District of California, Eastern Division.  However, the tenants/plaintiffs voluntarily dismissed their RICO claim whereupon the lawsuit was sent back to the San Bernardino Superior Court.  By motion practice which occurred over a period of eight months, six claims from the complaint and amendments thereto have been dismissed with prejudice (namely, false statement against realty, intentional interference with prospective business advantage, negligent interference with business advantage, waste, breach of the implied covenant of fair dealing and impress and foreclose equitable liens).  In between amendments of the complaint, one plaintiff (who was also a plaintiff in the earlier lawsuit) dropped out of the lawsuit.  In addition, two additional plaintiffs (who were both tenants under one lease) have subsequently dropped out and one plaintiff has been added.  There are currently seventeen plaintiffs.  The plaintiffs’ final complaint alleges, among other claims, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleges that the Company overcharged these tenants for CAM.  The plaintiffs are seeking an undisclosed amount of monetary damages.

With respect to the ten tenants who previously sued the Company and accepted a compromise judgment in June 2002, the Trustees believe the claims against the Company and the Trust are barred because they were previously adjudicated.  The Trustees also believe that all of the claims against the Company and the Trust, by all the plaintiffs in the aforementioned complaint, are without merit and will continue to vigorously defend against them.  The case is set for trial commencing on September 12, 2005.

In conjunction with the above described litigation, on February 4, 2003, the Trust, through its broker, Marsh Risk & Insurance Services, tendered the complaint in the Underlying Action to American International Specialty Lines Insurance Company (“AISLIC”) under the Directors, Officers and Corporate Liability Insurance Policy for Real Estate Investment Trusts, Policy No. 473-95-69 (the “Policy”) issued by AISLIC to the Company for the period from December 15, 2000 to December 15, 2002.  The Policy provides a $20 million aggregate limit of liability, and a $150,000 retention for judgments, settlements and defense costs for nonsecurities claims.  The Policy requires AISLIC to advance defense costs of any covered claim prior to its final disposition. On March 25, 2004, AISLIC acknowledged in writing that the Company, BPP/Arrowhead, L.P., BPP/Arrowhead, Inc., and Burnham Pacific Operating Partnership, L.P. are covered under the Policy, as well as certain individuals who were directors and/or officers of the Company. AISLIC declined coverage for the Trust and individuals who were sued in their capacity as Trustees for the Trust.  To date, the Trust has tendered to AISLIC defense bills totaling $831,794.37 incurred in connection with the Underlying Action for the period through November 30, 2004.  AISLIC has agreed to pay such defense costs subject to certain limitations, and to date, has paid $87,384.60.  AISLIC has informed the Trustees that they are continuing to review and process payments for the defense bills.

Developers Diversified Realty

The Trust is involved in legal proceedings with Developers Diversified Realty Corporation (“DDRC”) and DDR Real Estate Services, Inc. (“DDRRES”), an affiliate of DDRC which acted as the Company’s liquidator and property manager for the period from December 15, 2000 through June 27, 2002.

On January 10, 2003, DDRRES filed a lawsuit against the Company and Trust in the Supreme Court of the State of New York, Monroe County.  DDRRES’ lawsuit alleged breach of contract and related claims arising from the liquidation and property management services that DDRRES was to perform.  DDRRES’ lawsuit sought monetary damages of approximately $98,000 and a judicial declaration that DDRRES is entitled to retain construction management fees obtained from the Company in the amount of approximately $530,000.  The trial court dismissed the lawsuit for lack of jurisdiction in August 2003.  DDRRES appealed the trial court’s decision.  In November 2004, the New York appellate court issued a unanimous written opinion affirming the trial court’s decision.  No further appeals are expected.

The Trust, acting through its Trustees, filed a lawsuit on January 13, 2003, against DDRRES in the Superior Court of the State of California, County of Contra Costa, based on DDRRES’ acts and omissions as the Company’s liquidator and property manager. The lawsuit, which the Trust amended in 2004 to add DDRC as an additional defendant, alleges breach of contract, breach of fiduciary duty, negligence, unfair business practices and related claims.  The Trust is seeking more than $2.5 million in damages.  DDRRES and DDRC filed a cross-complaint in 2004 seeking monetary damages of approximately $98,000 for non-payment of asset management fees. Trial is scheduled to commence on July 11, 2005.

RVIP and Sparks, Inc.

The Trust is also involved in legal proceedings arising from a sale by the Company of a shopping center in Richmond, California, to Prudential Real Estate Investors, DDRC and Coventry Partners (collectively, “RVIP”) in April 2001.  Sparks, Inc. (“Sparks”) is a restaurant tenant at the shopping center.  In April 2004, Sparks filed an action in the Superior Court of the State of California, County of Contra Costa, against RVIP and the Trust for damages and specific performance.  Sparks seeks to enforce an option to purchase the restaurant premises.  As to the Trust, Sparks seeks unspecified damages for breach of a retail lease and breach of the implied covenant of good faith and fair dealing.  In August 2004, the Trust filed a cross-complaint for indemnity against RVIP.  In December 2004, the Trust filed an answer to Sparks’ complaint that denies all of Sparks’ liability and damages claims.  The Trust also filed a motion for summary judgment, which is scheduled for hearing in March 2005.  Trial is scheduled to commence on April 4, 2005.

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

9.              SUBSEQUENT EVENTS

The Trustees of the Trust have determined to make a liquidating distribution in the amount of $0.05 per Unit to the registered Beneficiaries of the Trust.  The Trustees anticipate that this distribution will be paid on or about March 7, 2005.  A letter from the Trustees of the Trust to the registered Beneficiaries regarding the distribution and related matters will accompany the payment of the distribution.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Trust did not employ independent accountants to perform an audit on the financial statements contained in this Form 10-K.

ITEM 9A.      CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information Regarding the Trustees

The following table and biographical descriptions set forth certain information with respect to the Trustees.  There is no family relationship between either Trustee of the Trust.

Name	Age	Position Held

Scott C. Verges	51	Co-Trustee
Douglas P. Wilson	54	Co-Trustee

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

DOUGLAS P. WILSON became a co-trustee of the Trust on June 28, 2002.  Mr. Wilson, founder and CEO of the Douglas Wilson Companies, brings nearly 30 years of experience in problem resolution, development, and real estate management to his Companies’ clients.  During his career, Mr. Wilson also has overseen the development and management of nearly $3 billion in assets, and has served as a Court Appointed Fiduciary for nearly 400 matters in both State and Federal courts.  Prior to founding the Douglas Wilson Companies in 1989, he was the managing general partner of the company that developed Symphony Towers, a $160 million, 1.2-million square-foot office and hotel complex, downtown San Diego’s largest mixed-used project of its kind.

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

ITEM 11.        TRUSTEE COMPENSATION.

Trustees

Pursuant to Section 9.1 of the Liquidating Trust Agreement, in lieu of commissions or other compensation fixed by law for trustees, the co-trustees are entitled to the following compensation:

MR. VERGES.  Mr. Verges receives an hourly rate of $500 for services rendered as co-trustee.  For services rendered for the fiscal year ended December 31, 2004, Mr. Verges was paid approximately $93,000, for the fiscal year ended December 31, 2003, he was paid approximately $241,000 and for the period from June 28, 2002 through December 31, 2002, he was paid approximately $161,000.  Mr. Verges also receives reimbursement for reasonable out-of-pocket expenses, which does not include administrative expenses.

MR. WILSON.  Mr. Wilson, either directly or indirectly through the Douglas Wilson Companies, receives applicable fees specified in the Liquidating Trust Agreement; provided, however, that such fees for base services shall not exceed in any particular month (1) $30,000 for the six-month period commencing June 28, 2002; (2) $25,000 for the two-month period immediately following such six-month period; (3) $22,500 for the two-month period following such two-month period; and (4) $20,000 thereafter and for the duration of the term of the Trust.  Pursuant to the Liquidating Trust Agreement, the Trust also paid the Douglas Wilson Companies $62,500 for services rendered in connection with the Trust prior to June 28, 2002.  The Douglas Wilson Companies also receives reimbursement for reasonable out-of-pocket expenses (which do not include occupancy costs and administrative expenses), including additional personnel that are needed to assist in matters of litigation support, common area maintenance reconciliations and tenant resolution issues.  For services rendered for the fiscal year ended December 31, 2004, the Douglas Wilson Companies was paid approximately $373,000, which included $128,000 for base services, $219,000 for litigation support, including Lake Arrowhead litigation supervision which involved Scott C. Verges and other former officers of the Company, and $26,000 for costs associated with accounts receivable collections and tenant related issues.  For services rendered  for the fiscal year ended December 31, 2003, the Douglas Wilson Companies was paid approximately $695,000, which included $202,000 for base services, $376,000 for litigation support, including Lake Arrowhead litigation supervision which involved Scott C. Verges and other former officers of the Company, and $117,000 for costs associated with accounts receivable collections and tenant related issues.  For services rendered for the period from June 28, 2002 through December 31, 2002, the Douglas Wilson Companies was paid approximately $242,000, which included $163,000 for base services, $60,000 for litigation support, including Lake Arrowhead litigation supervision which involved Scott C. Verges and other former officers of the Company, and $19,000 for costs associated with accounts receivable collections and tenant related issues.

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

The following table sets forth the beneficial ownership of Units as to (i) each Beneficiary that is known by the Trust to have beneficially owned more than five percent of the Units as of December 31, 2004; and (ii) each of the Trustees as of March 1, 2005, based on representations of the Trustees and filings through March 1, 2005 received by the Trust on Schedule 13G under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such information was provided by the persons listed.  All percentages have been calculated as of and are based upon 32,928,220 Units outstanding at the close of business on such date.  Each person in the table below has indicated that it has sole voting and investment power over the Units listed.

Name and Address of Beneficial Owner	Number of Units		Percent of Class (%)

Scott C. Verges (1)	12,000			*

Douglas P. Wilson (1)	0			*

All Trustees as a group (2 persons)	12,000			*

Double Play Partners Limited Partnership	3,787,000	(2)	11.5
1391 Main St.
Springfield, MA 01103

  *            Less than one percent

(1)          Address of each Trustee is c/o BPP Liquidating Trust, 450 B Street, Suite 1900, San Diego, CA  92101

(2)          Information reported is based upon a Schedule 13G filed with the SEC on February 14, 2003 reporting beneficial ownership as of December 31, 2002.

As of December 31, 2004, the Trust did not have any compensation plans under which equity securities are authorized for issuance.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Relationship with MBV Law

Legal expenses paid to MBV Law, including litigation consultant fees, for the fiscal year ended December 31, 2004 were approximately $617,000.  Legal expenses paid to MBV Law for the fiscal year ended December 31, 2003 were approximately $347,000 and for the period from June 28, 2002 through December 31, 2002 were approximately $141,000.  Mr. Verges, a co-trustee, is a non-equity employee of MBV Law and is entitled to devote a certain percentage of his time to providing services to MBV Law pursuant to the terms of his agreement with the Trust.  Prior to becoming Chief Executive Officer of the Company, Mr. Verges received up to approximately 10% of the gross revenues received by MBV Law from Mr. Verges’ clients, including the Company.  Subsequent to Mr. Verges becoming Chief Executive Officer of the Company, no portion of his compensation from MBV Law has been related to revenues received by MBV Law from the Company and/or Trust.

Lake Arrowhead Village

On February 22, 2002, the Company sold its interest in the Lake Arrowhead Village shopping center to LAV, LLC, an entity in which Scott C. Verges, a co-trustee of the Trust, is a member, for a net purchase price of approximately $19.1 million.  Under the Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 26, 2001, as subsequently amended on February 12, 2002, (1) LAV, LLC agreed to assume all of the outstanding mortgage indebtedness secured by the asset in satisfaction of the payment of the purchase price, (2) the Company agreed to advance $2 million (the “Construction Credit”) into an escrow account to be controlled by the mortgage lender from which LAV, LLC drew the entire amount which was necessary to fund the costs of significant structural repairs to the center’s seawall and parking garage, and (3) Scott C. Verges agreed to repay a $500,000 portion of the Construction Credit advance and $377,000 of certain other credits in 30 equal non interest-bearing monthly installments.  As of December 31, 2004, the balance was paid in full.  The $19.1 million of outstanding mortgage indebtedness assumed by LAV, LLC bears interest at an annual rate of 9.20%, matures in 2011 and cannot be prepaid until 2011.  Mr. Verges also separately agreed to forfeit all severance benefits, which would have cost the Company an aggregate of approximately $2.4 million, which he otherwise would have been entitled to receive no later than January 15, 2002.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Trust did not employ independent accountants to perform an audit on the financial statements contained in this Form 10-K.

PART IV

ITEM 15.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)		FINANCIAL STATEMENT SCHEDULES

(b)		REPORTS ON FORM 8-K

None.

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

BPP Liquidating Trust

By:	/s/ Scott C. Verges
Scott C. Verges
Co-Trustee

Dated:	March 7, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott C. Verges
Scott C. Verges	Co-Trustee	March 7, 2005

/s/ Douglas P. Wilson
Douglas P. Wilson	Co-Trustee	March 7, 2005