Form 10-K
period 2005-12-31
BPP LIQUIDATING TRUST
filed 2006-03-02
CIK 805730

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

■  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005                                                      Commission file number 1-9524*

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☒  NO ☐

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

Not Applicable.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005.

Not applicable.

The number of units of beneficial interest outstanding as of December 31, 2005 was zero.

DOCUMENTS INCORPORATED BY REFERENCE

None

*BPP Liquidating Trust is the transferee of the assets and liabilities of Burnham Pacific Properties, Inc., and files reports under Burnham Pacific Properties, Inc.’s former Commission file number. Burnham Pacific Properties, Inc. filed a Form 15 on June 28, 2002, indicating its notice of termination of registration and filing requirements.

BPP Liquidating Trust

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

Upon reaching settlement on the final outstanding litigation items, the Trustees determined that the purpose of the Trust was fulfilled. Therefore, on December 29, 2005, the Trustees issued the final distribution and terminated the Trust on that date. The accompanying financial statements show restricted cash and accounts payable balances as of the fiscal year ended December 31, 2005. These balances represent the funds held in escrow for the benefit of the Trust (see “Item 8 - Note 2 - Cash and Cash Equivalents”).

On December 21, 2005, the Trustees of the Trust entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Douglas Wilson Companies (the “Agent”). The Administrative Services Agreement provides for the appointment of the Agent as the Trustees’ agent to take such actions as the Agent deems necessary or appropriate to fulfill or cause to be fulfilled the obligations of the Trust and the Trustees following the date on which the Trust was terminated, including, without limitation, retaining the books, records and other files in the possession of the Trustees as of the date of termination, and responding to any requests, notices, claims, or actions relating to the Trust that may arise or first become known after the date of termination.

Tax Treatment

The final 2005 tax information is being distributed to the Beneficiaries concurrent with the filing and mailing of this Form 10-K. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Reports to Beneficiaries

This Form 10-K is the final annual report to be distributed to the Beneficiaries. This Form 10-K shows the assets and liabilities of the Trust at the end of each fiscal year and the receipts and disbursements of the Trust for the each fiscal year. This annual report also describes the changes in the Trust’s assets during the reporting period and the actions taken by the Trustees during the reporting period.

Distributions

During the life of the Trust from June 28, 2002 through December 29, 2005, the Trust made liquidating distributions to the Beneficiaries in the aggregate amount of $1.4167 per Unit.

On December 29, 2005, the Trust made the final liquidating distribution to the Beneficiaries in the amount of $0.1667 per Unit. During the fiscal year ended December 31, 2005, the Trust also made liquidating distributions to the Beneficiaries of $0.05 per Unit on March 7, 2005 and $0.05 per Unit on August 31, 2005, for a cumulative liquidating distribution of $0.2667 per Unit for the fiscal year ended December 31, 2005.

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

Employees

The Trust has no full-time employees.

ITEM 2.     PROPERTIES.

Property Ownership

The Trust did not own interests in any real estate properties during the fiscal year ended December 31, 2005.

Office Lease

For the fiscal year ended December 31, 2005, the Trust did not incur any expense for office space.

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

On March 10, 2003, the lawsuit was removed to the United States District Court for the Central District of California, Eastern Division. However, the tenants/plaintiffs voluntarily dismissed their RICO claim whereupon the lawsuit was sent back to the San Bernardino Superior Court. By motion practice which occurred over a period of eight months, six claims from the complaint and amendments thereto have been dismissed with prejudice (namely, false statement against realty, intentional interference with prospective business advantage, negligent interference with business advantage, waste, breach of the implied covenant of fair dealing and impress and foreclose equitable liens). In between amendments of the complaint, one plaintiff (who was also a plaintiff in the earlier lawsuit) dropped out of the lawsuit. In addition, two additional plaintiffs (who were both tenants under one lease) subsequently dropped out and one plaintiff was added. The plaintiffs’ final complaint alleged, among other claims, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleged that the Company overcharged these tenants for CAM.

Effective August 1, 2005, the Trust and all of the other parties to the lawsuit entered into a settlement agreement which disposed of all claims asserted in the lawsuit and all known and unknown claims between the plaintiffs and the defendants, including the Trust. On August 9, 2005, at the request of the parties, the Court ordered the case dismissed, but retained limited jurisdiction for the purpose of enforcing the terms of the settlement agreement. The Trust made aggregate settlement payments, net of payments made by its insurer, equal to $270,000 to the plaintiffs. The settlement agreement also includes mutual covenants not to sue and mutual releases of all known and unknown claims among the parties.

In conjunction with the above described litigation, on February 4, 2003, the Trust, through its broker, Marsh Risk & Insurance Services, tendered the complaint in the Underlying Action to American International Specialty Lines Insurance Company (“AISLIC”) under the Directors, Officers and Corporate Liability Insurance Policy for Real Estate Investment Trusts, Policy No. 473-95-69 (the “Policy”) issued by AISLIC to the Company for the period from December 15, 2000 to December 15, 2002. The Policy provided a $20 million aggregate limit of liability, and a $150,000 retention for judgments, settlements and defense costs for nonsecurities claims. The Policy required AISLIC to advance defense costs of any covered claim prior to its final disposition. On March 25, 2004, AISLIC acknowledged in writing that the Company, BPP/Arrowhead, L.P., BPP/Arrowhead, Inc., and Burnham Pacific Operating Partnership, L.P. were covered under the Policy, as well as certain individuals who were directors and/or officers of the Company. AISLIC declined coverage for the Trust and individuals who were sued in their capacity as Trustees for the Trust. AISLIC paid defense and settlement costs of BPP/Arrowhead, L.P., BPP/Arrowhead, Inc. and Burnham Pacific Operating Partnership, L.P., subject to certain limitations, in the aggregate amount of approximately $1,263,000.

Developers Diversified Realty

The Trust was involved in legal proceedings with Developers Diversified Realty Corporation (“DDRC”) and DDR Real Estate Services, Inc. (“DDRRES”), an affiliate of DDRC which acted as the Company’s liquidator and property manager for the period from December 15, 2000 through June 27, 2002.

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

The Trust, acting through its Trustees, filed a lawsuit on January 13, 2003, against DDRRES in the Superior Court of the State of California, County of Contra Costa, based on DDRRES’ acts and omissions as the Company’s liquidator and property manager. The lawsuit, which the Trust amended in 2004 to add DDRC as an additional defendant, alleged breach of contract, breach of fiduciary duty, negligence, unfair business practices and related claims. DDRRES and DDRC filed a cross-complaint in 2004 seeking monetary damages of approximately $98,000 for non-payment of asset management fees.

On July 25, 2005, the Trust, DDRC, and DDRRES agreed to settle this litigation and the Superior Court entered a settlement agreement into the record. Under the terms of the settlement agreement, DDR made a $700,000 cash payment to the Trust on August 24, 2005. The settlement agreement also included a mutual release of all claims between the parties.

RVIP and Sparks, Inc.

The Trust was also involved in legal proceedings arising from a sale by the Company of a shopping center in Richmond, California, to Prudential Real Estate Investors, DDRC and Coventry Partners (collectively, “RVIP”) in April 2001. Sparks, Inc. (“Sparks”) is a restaurant tenant at the shopping center. In April 2004, Sparks filed an action in the Superior Court of the State of California, County of Contra Costa, against RVIP and the Trust for damages and specific performance. Sparks sought to enforce an option to purchase the restaurant premises. As to the Trust, Sparks sought unspecified damages for breach of a retail lease and breach of the implied covenant of good faith and fair dealing. In August 2004, the Trust filed a cross-complaint for indemnity against RVIP. In December 2004, the Trust filed an answer to Sparks’ complaint that denied all of Sparks’ liability and damages claims. The Trust also filed a motion for summary judgment.

In March 2005, RVIP and Sparks, Inc. entered into a settlement that included a payment of $30,000 from the Trust to Sparks, Inc. in exchange for a release and dismissal of all claims.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF BENEFICIARIES.

No matters were submitted to a vote of the Beneficiaries during the fiscal year ended December 31, 2005.

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

Holders

The Units were not transferable except by will, intestate succession or operation of law. At December 29, 2005, the Trust had approximately 1,500 Beneficiaries of record and 32,928,220 Units outstanding. The Trust was terminated on December 29, 2005. Accordingly, at December 31, 2005, the Trust had no Beneficiaries or Units outstanding.

Distributions

During the life of the Trust from June 28, 2002 through December 29, 2005, the Trust made liquidating distributions to the Beneficiaries in the aggregate amount of $1.4167 per Unit.

On December 29, 2005, the Trust made the final liquidating distribution in the amount of $0.1667 per Unit. During the fiscal year ended December 31, 2005, the Trust also made liquidating distributions to the Beneficiaries of $0.05 per Unit on March 7, 2005 and $0.05 per Unit on August 31, 2005, for a cumulative liquidating distribution of $0.2667 per Unit for the fiscal year ended December 31, 2005.

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

CHANGES IN NET ASSET DATA (in thousands, except per Unit amounts)

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004	Fiscal Year Ended December 31, 2003	June 28, 2002 through December 31, 2002

Total Revenues	$179	$125	$2,188	$2,176

Income/(Loss) From Operations	$(288)	$(53)	$26	$(372)

Income/(Loss) Per Unit	$(0.0087)	$(0.0016)	$0.0008	$(0.01)

Distributions Paid	$8,783	$4,940	$16,466	$16,466

Distributions Paid Per Unit	$0.2667	$0.15	$0.50	$0.50

NET ASSET DATA (in thousands, except per Unit amounts)

	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003	As of December 31, 2002

Total Assets	$174	$10,452	$16,643	$65,744

Total Liabilities	$174	$5,288	$5,023	$39,235

Net Assets in Liquidation	$0	$5,164	$11,620	$26,509

Net Asset Value per Unit	$0	$0.16	$0. 35	$0.81

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K (See Part II - Item 8 – “Financial Statements”).

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

Pursuant to the Plan of Liquidation, on June 28, 2002, the Company transferred the following remaining assets and liabilities to the Trust (in thousands):

Real Estate Held for Sale	$41,922
Cash and Cash Equivalents	40,160
Restricted Cash	734
Receivables - Net	3,669
Other Assets	511
Accounts Payable and Other Liabilities	(2,786)
Tenant Security Deposits	(126)
Notes Payable	(31,487)
Reserve for Estimated Costs During the Period of Liquidation	(9,187)
Deferred Gain on Real Estate Assets	(66)
Net Assets in Liquidation	$43,344

Results of Operations

The Trust recorded a net loss of $288,000 ($0.0087 per Unit) for the fiscal year ended December 31, 2005 compared to net loss of $53,000 ($0.0016 per Unit) for the fiscal year ended December 31, 2004. During the fiscal year ended December 31, 2005, net loss was unfavorably impacted by an increase in general and administrative expenses due to payment of the Trust’s final insurance policy. The increase in general and administrative expenses were slightly offset by an increase in interest revenue.

The Trust recorded a net loss of $53,000 ($0.0016 per Unit) for the fiscal year ended December 31, 2004 compared to net income of $26,000 ($0.0008 per Unit) for the fiscal year ended December 31, 2003. During the fiscal year ended December 31, 2004, net income was unfavorably impacted by the absence of rental revenue and a decrease in interest revenue as offset by the related absence of rental operating and interest expense as well as an overall decrease in general and administrative expenses.

The Trust recorded net income of $26,000 ($0.0008 per Unit) for the fiscal year ended December 31, 2003 compared to a net loss of $372,000 ($0.01 per Unit) for the period from June 28, 2002 through December 31, 2002. Net income increased primarily due to a decrease in general and administrative, litigation and legal expenses incurred by the Trust during the fiscal year ended December 31, 2003. General and administrative expenses include the costs and expenses of consultants, receivable collections, Beneficiary communications and other general office expenses.

Reserve for Estimated Costs During the Period of Liquidation (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued in a reserve account. These amounts varied significantly due to, among other things, the costs of retaining personnel and one or more trustees to oversee the liquidation, the costs of litigation, the timing and amounts associated with discharging fixed and contingent liabilities, and the costs associated with cessation of the Trust’s operations.

On December 31, 2004, the Reserve balance was $4,861,000. During the fiscal year ended December 31, 2005, the Trust made net payments against the Reserve in the amount of $1,042,000 and wrote-off the remaining Reserve balance of $3,819,000.

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

Net Assets in Liquidation

Net Assets in Liquidation at December 31, 2005 were $0 compared to $5,164,000 or $0.16 per Unit as of December 31, 2004. The $5,164,000 decrease in Net Assets in Liquidation was primarily attributable to the $8,783,000 in liquidating distributions made to the Beneficiaries and a net operating loss of $288,000, partially offset by increases in Net Assets in Liquidation due to amounts received upon settlement of litigation and subsequent liquidation reserve write-offs of $3,819,000, litigation related accounts payable write-offs and receipt of funds from various settlements and collections.

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

Distributions

During the life of the Trust from June 28, 2002 through December 29, 2005, the Trust made liquidating distributions to the Beneficiaries in the aggregate amount of $1.4167 per Unit.

On December 29, 2005, the Trust made the final liquidating distribution in the amount of $0.1667 per Unit. During the fiscal year ended December 31, 2005, the Trust also made liquidating distributions to the Beneficiaries of $0.05 per Unit on March 7, 2005 and $0.05 per Unit on August 31, 2005, for a cumulative liquidating distribution of $0.2667 per Unit for the fiscal year ended December 31, 2005.

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

Dispositions

The Trust did not own interests in any real estate properties during the fiscal years ended December 31, 2004 and 2005.

During the fiscal year ended December 31, 2003, the Trust sold Gateway Center (formerly known as Marin City) for aggregate proceeds of approximately $5,900,000 in cash. On September 29, 2003, the note on Simi Valley Plaza, the Trust’s sole remaining property, was sold, terminating the Trust’s ownership interest in the property.

During the period from June 28, 2002 through December 31, 2002, the Trust sold the Central Shopping Center and the Palms to Pines Shopping Center for aggregate proceeds of approximately $6,200,000 in cash.

Liquidity and Capital Resources

As of December 31, 2005, the Trust did not own interests in any real estate property. The Trust’s two remaining properties were sold during the fiscal year ended December 31, 2003.

Off-Balance Sheet Arrangements

Not applicable.

Contractual Obligations

Not applicable.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS.

BPP LIQUIDATING TRUST

STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

DECEMBER 31, 2005, 2004, 2003 and 2002

(unaudited)

(in thousands)

	2005	2004	2003	2002
ASSETS
Real Estate Held for Sale	$—	$—	$—	$35,772

Cash and Cash Equivalents	—	10,361	15,448	26,811
Restricted Cash	174	—	—	413
Receivables-Net	—	76	1,172	2,607
Other Assets	—	15	23	141
Total Assets	174	10,452	16,643	65,744

LIABILITIES
Accounts Payable and Other Liabilities	174	427	1,110	1,783
Tenant Security Deposits	—	—	—	57
Notes Payable	—	—	—	31,249
Reserve for Estimated Costs During the Period of Liquidation	—	4,861	3,913	6,146
Total Liabilities	174	5,288	5,023	39,235

NET ASSETS IN LIQUIDATION	$—	$5,164	$11,620	$26,509

See Accompanying Notes

BPP LIQUIDATING TRUST

STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS) FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005, FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2003, AND THE PERIOD

 FROM JUNE 28, 2002 THROUGH DECEMBER 31, 2002

(unaudited)

(in thousands, except per Unit amounts)

	January 1, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003	June 28, 2002 through December 31, 2002

REVENUES

Rents	$—	$—	$1,945	$1,793
Interest and Other Income	179	125	243	383

Total Revenues	179	125	2,188	2,176

COSTS AND EXPENSES

Interest	—	—	676	591
Rental Operating	—	—	614	584
Provision for Bad Debt	—	—	—	35
General and Administrative	467	178	872	1,180
Litigation and Legal	—	—	—	158

Total Costs and Expenses	467	178	2,162	2,548

Net Income/(Loss)	(288)	(53)	26	(372)

Net Assets at December 31, 2004, December 31, 2003, December 31, 2002 and June 28, 2002, respectively	5,164	11,620	26,509	43,344

Adjustments to Net Assets in Liquidation	3,907	(1,463)	1,551	3

Liquidating Distributions	(8,783)	(4,940)	(16,466)	(16,466)

Net Assets in Liquidation at December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002, respectively	$—	$5,164	$11,620	$26,509

Income/(Loss) Per Unit	$(0.01)	$(0.00)	$0.00	$(0.01)

See Accompanying Notes

BPP LIQUIDATING TRUST

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2004, FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD
FROM JUNE 28, 2002 THROUGH DECEMBER 31, 2002

(unaudited)

(in thousands)—

	January 1, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003	June 28, 2002 through December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(288)	$(53)	$26	$(372)
Adjustments to Reconcile Net Income/(Loss) to Net Cash used in Operating Activities:
Provision for Bad Debt	35			—
Changes in Other Assets and Liabilities:
Receivables and Other Assets	76	1,001	1,688	1,397
Accounts Payable and Other Liabilities	(253)	(211)	(623)	(1,002)
Tenant Security Deposits	—	—	(2)	(69)
Reserve for Estimated Costs During the Period of Liquidation	(960)	(1,664)	(2,795)	(3,041)
Recognition of Deferred Gain	—	—	—	(66)
Miscellaneous Settlements and Collections	21	780	689	—
Net Cash Used in Operating Activities	(1,404)	(147)	(1,017)	(3,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Real Estate	—	—	5,920	6,200
Post Closing Costs from Sales of Real Estate	—	—	—	(133)
Restricted Cash	(174)	—	394	321
Net Cash Provided by/(Used in) Investing Activities	(174)	—	6,314	6,388

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Notes Payable	—	—	(194)	(153)
Liquidating Distributions Paid	(8,783)	(4,940)	(16,466)	(16,466)
Net Cash Used in Financing Activities	(8,783)	(4,940)	(16,660)	(16,619)

Net Decrease in Cash and Cash Equivalents	(10,361)	(5,087)	(11,363)	(13,349)
Cash and Cash Equivalents at Beginning of Period	10,361	15,448	26,811	40,160
Cash and Cash Equivalents at End of Period	$—	$10,361	$15,448	$26,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for Interest	$—	$—	$737	$591

See Accompanying Notes

BPP LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Under the terms of the Liquidating Trust Agreement executed by the Company and the Trustees on June 28, 2002, each stockholder of the Company on the Record Date (each, a “Beneficiary”) automatically became the holder of one unit of beneficial interest (a “Unit”) in the Trust for each share of Company common stock then held of record by such stockholder, and all outstanding shares of Company common stock were automatically deemed cancelled. Stockholders of the Company on the Record Date were not required to take any action to receive their Units. The rights of Beneficiaries in their Units are not represented by any form of certificate or other instrument. The Trust’s agent maintains a record of the name and address of each Beneficiary and such Beneficiary’s aggregate Units in the Trust. Subject to limited exceptions related to transfer by will, intestate succession or operation of law, the Units are not transferable, nor does a Beneficiary have authority or power to sell, or in any other manner dispose of, any Units.

The Trust was established for the sole purpose of winding up the Company’s affairs and the liquidation of its assets with no objective to continue or engage in the conduct of a trade or business or cause any subsidiary to continue or engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Trust’s assets.

Upon reaching settlements on the final pending litigation items, the Trustees determined that the purpose of the Trust was fulfilled. Therefore, on December 29, 2005, the Trustees issued the final distribution and terminated the Trust on that date. However, as of December 31, 2005, the Trust’s statement of net assets shows restricted cash and accounts payable balances. These balances represent the funds held in escrow for the benefit of the Trust (see “Note 2 – Cash and Cash Equivalents”).

On December 21, 2005, the Trustees of the Trust entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Douglas Wilson Companies (the “Agent”). The Administrative Services Agreement provides for the appointment of the Agent as the Trustees’ agent to take such actions as the Agent deems necessary or appropriate to fulfill or cause to be fulfilled the obligations of the Trust and the Trustees following the date on which the Trust was terminated, including, without limitation, retaining the books, records and other files in the possession of the Trustees as of the date of termination, and responding to any requests, notices, claims, or actions relating to the Trust that may arise or first become known after the date of termination.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Assets and Liabilities Transferred to the Trust

The Company transferred the following assets and liabilities to the Trust on June 28, 2002 (in thousands):

Real Estate Held for Sale	$41,922
Cash and Cash Equivalents	40,160
Restricted Cash	734
Receivables - Net	3,669
Other Assets	511
Accounts Payable and Other Liabilities	(2,786)
Tenant Security Deposits	(126)
Notes Payable	(31,487)
Reserve for Estimated Costs during the Period of Liquidation	(9,187)
Deferred Gain on Real Estate Assets	(66)
Net Assets in Liquidation	$43,344

Income Taxes

The Trust was treated as a grantor trust and, accordingly, was not subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust recognized taxable gain or loss when an asset was disposed of for an amount greater or less than the fair market value of such asset at the time it was transferred from the Company to the Trust. Each Beneficiary of the Trust was treated as the owner of a pro rata portion of each asset, including cash, received by and held by the Trust and was required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

Real Estate and Real Estate Held for Sale

The Trust did not own interests in any real estate properties during the fiscal years ended December 31, 2005 and 2004.

During the fiscal year ended December 31, 2003, the Trust sold Gateway Center (formerly known as Marin City) for aggregate proceeds of approximately $5,900,000 in cash. On September 29, 2003, the note on Simi Valley Plaza, the Trust’s sole remaining property, was sold, terminating the Trust’s ownership interest in the property.

During the period from June 28, 2002 through December 31, 2002, the Trust sold the Central Shopping Center and the Palms to Pines Shopping Center for aggregate proceeds of approximately $6,200,000 million in cash.

Cash and Cash Equivalents

For fiscal years ended December 31, 2005, 2004, 2003 and 2002, for purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

The restricted cash balance (the “Deposited Funds”) at December 31, 2005 represents funds to be held and administered by the Douglas Wilson Companies for a period of seven (7) years from the final distribution of the Trust and in accordance with the terms and conditions of the Administrative Services Agreement (See Exhibit 10.1).

Upon termination of the Administrative Services Agreement, Douglas Wilson Companies shall promptly (and in any event within 10 business days) cause any remaining Deposited Funds to be donated equally to the Red Cross and the Sidney Kimmel Cancer Foundation or, if none of such organizations are in existence at such time, a similar charitable organization selected by the Douglas Wilson Companies.

Receivables -Net

At December 29, 2005, the Trust did not have any receivables.

At December 31, 2004, receivables were net of an allowance for doubtful accounts of approximately $808,000.

At December 31, 2003, receivables were net of an allowance for doubtful accounts of approximately $4,248,000.

At December 31, 2002, receivables were net of an allowance for doubtful accounts of approximately $5,872,000.

Financial Instruments

The carrying values reflected in the statements of net assets at December 31, 2005, 2004, 2003 and 2002 reasonably approximated fair values for cash and cash equivalents, receivables, accounts payable and notes payable.

Adjustment to Deferred Gain on Real Estate Assets

Adjusting assets to estimated net realizable value resulted in the write-up of certain real estate properties. The anticipated gains associated with the write-up of these real estate properties were deferred until their sales. The amount of deferred gain on real estate assets transferred to the Trust on June 28, 2002 was $66,000. Upon the sale of the Palms to Pines Shopping Center in August 2002, the entire remaining amount of deferred gain on real estate assets was recognized.

Reserve for Estimated Costs During the Period of Liquidation (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued in a reserve account. These amounts varied significantly due to, among other things, the costs of retaining personnel and one or more trustees to oversee the liquidation, the costs of litigation, the timing and amounts associated with discharging fixed and contingent liabilities and the costs associated with cessation of the Trust’s operations.

During the fiscal year ended December 31, 2005, the Trust made payments against the Reserve in the amount of $1,042,000 and wrote-off the remaining Reserve balance of $3,819,000. During the fiscal year ended December 31, 2004, the Trust made payments against the Reserve in the amount of $1,664,000 and reserved an additional $2,612,000, resulting in a December 31, 2004 Reserve balance of $4,861,000. During the fiscal year ended December 31, 2003, the Trust made payments against the Reserve in the amount of $2,795,000 and reserved an additional $562,000, resulting in a December 31, 2003 Reserve balance of $3,913,000. During the period from June 28, 2002 through December 31, 2002, the Trust made payments against the Reserve in the amount of $3,041,000 resulting in a December 31, 2002 Reserve balance of $6,146,000.

Revenue Recognition

Since the Trust adopted the liquidation basis of accounting, the method of straight-lining rental revenues over the life of the lease has not been utilized. Revenues based on a percentage of tenants’ sales were recognized when tenants’ sales exceeded their sales breakpoint.

Net Income/(Loss) Per Unit

Net income/(loss) per Unit is calculated using the weighted-average number of Units outstanding at December 29, 2005, and December 31, 2004, 2003 and 2002, respectively. The following table shows the net income/(loss) per Unit computation for the fiscal years ended December 31, 2005, 2004, and 2003 and for the period from June 28, 2002 through December 31, 2002 (in thousands except per Unit amount):

	January 1, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003	June 28, 2002 through December 31, 2002

Net Income/(Loss)	$(288)	$(53)	$26	$(372)
Units Outstanding at December 29, 2005, December 31, 2004, 2003 and 2002	32,928	32,928	32,928	32,928

Net Income/(Loss) Per Unit	$(0.01)	$(0.00)	$0.00	$(0.01)

Basis of Presentation

The Trust adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts.

Reclassification

Certain amounts in prior year financial statements have been reclassified to conform to the 2005 presentation.

3.              REAL ESTATE AND REAL ESTATE HELD FOR SALE

The Trust did not own interests in any real estate properties at December 31, 2005, 2004 and 2003.

Real estate held for sale at December 31, 2002 was comprised entirely of interests in two retail shopping centers, Simi Valley Plaza and Gateway Center. At December 31, 2002, both of the properties were pledged as collateral for notes payable. In addition, the notes payable are secured by assignments of rents on such real estate.

4.              NOTES PAYABLE

The Trust did not own interest in any real estate properties pledged as collateral for notes payable at December 31, 2005, 2004 and 2003. The notes payable were paid in full or sold during the fiscal year ended December 31, 2003.

Notes payable as of December 31, 2002 consisted of the following:

Property	Principal Balance Outstanding 12/31/02	Maturity Date		Interest Rate	Annual Payment

Gateway Center (formerly known as Marin City)	$15,627,000	October 2008	(1)	7.39%	$1,493,000
Simi Valley Plaza	15,622,000	June 2026		8.98%	1,579,000
Total	$31,249,000				$3,072,000

(1)                                  Balloon payment at maturity.

5.              SALES OF REAL ESTATE

During the period from June 28, 2002 through December 31, 2002, the Trust sold the Central Shopping Center and the Palms to Pines Shopping Center for aggregate proceeds of approximately $6,200,000 in cash.

Gateway Center

During the fiscal year ended December 31, 2003, the Trust sold Gateway Center (formerly known as Marin City and located in Marin City, California) for aggregate proceeds of $5,900,000 in cash.

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

6.              LIQUIDATING DISTRIBUTIONS

During the life of the Trust from June 28, 2002 through December 29, 2005, the Trust made liquidating distributions in the aggregate amount of $1.4167 per Unit.

On December 29, 2005, the Trust made the final liquidating distribution in the amount of $5,490,000 ($0.1667 per Unit). During the fiscal year ended December 31, 2005, the Trust also made liquidating distributions to the Beneficiaries of $1,646,500 ($0.05 per Unit) on March 7, 2005 and $1,646,500 ($0.05 per Unit) on August 31, 2005, for a cumulative liquidating distribution of $8,783,000 ($0.2667 per Unit) for the fiscal year ended December 31, 2005.

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

The Trust has engaged MBV Law, formerly known as Mandel Buder & Verges, for legal services. Scott C. Verges, a co-trustee, is a non-equity employee of MBV Law. Legal expenses, including litigation consultant fees, paid to MBV Law for the fiscal year ended December 31, 2005 were approximately $598,000. Legal expenses paid to MBV Law for the fiscal year ended December 31, 2004 were approximately $617,000, for the fiscal year ended December 31, 2003 were approximately $347,000 and for the period from June 28, 2002 through December 31, 2002, were approximately $141,000.

Douglas P. Wilson, either directly or indirectly through the Douglas Wilson Companies, received applicable fees specified in the Liquidating Trust Agreement. The Douglas Wilson Companies was paid approximately $483,000 for services rendered for the fiscal year ended December 31, 2005, $373,000 for services rendered for the fiscal year ended December 31, 2004, $695,000 for services rendered for the fiscal year ended December 31, 2003 and $211,000 for services rendered for the period from June 28, 2002 through December 31, 2002. In consideration for services under the Administrative Services Agreement, Douglas Wilson Companies was paid a fee of $100,000 out of the assets of the Trust concurrently with the execution and delivery of the Administrative Services Agreement.

8.              OPERATING LEASES

The Trust did not incur any expense for office space for the fiscal year ended December 31, 2005.

The Trust paid approximately $9,000 for office space for the fiscal year ended December 31, 2004 and $23,650 for the fiscal year ended December 31, 2003. Office rental expense, net of related sub-lease income for the period from June 28, 2002 through December 31, 2002, was approximately $3,150.

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

On March 10, 2003, the lawsuit was removed to the United States District Court for the Central District of California, Eastern Division. However, the tenants/plaintiffs voluntarily dismissed their RICO claim whereupon the lawsuit was sent back to the San Bernardino Superior Court. By motion practice which occurred over a period of eight months, six claims from the complaint and amendments thereto have been dismissed with prejudice (namely, false statement against realty, intentional interference with prospective business advantage, negligent interference with business advantage, waste, breach of the implied covenant of fair dealing and impress and foreclose equitable liens). In between amendments of the complaint, one plaintiff (who was also a plaintiff in the earlier lawsuit) dropped out of the lawsuit. In addition, two additional plaintiffs (who were both tenants under one lease) subsequently dropped out and one plaintiff was added. The plaintiffs’ final complaint alleged, among other claims, breach of contract, fraud, intentional misrepresentation and unfair business practices, and it alleged that the Company overcharged these tenants for CAM.

Effective August 1, 2005, the Trust and all of the other parties to the lawsuit entered into a settlement agreement which disposed of all claims asserted in the lawsuit and all known and unknown claims between the plaintiffs and the defendants, including the Trust. On August 9, 2005, at the request of the parties, the Court ordered the case dismissed, but retained limited jurisdiction for the purpose of enforcing the terms of the settlement agreement. The Trust made aggregate settlement payments, net of payments made by its insurer, equal to $270,000 to the plaintiffs. The settlement agreement also includes mutual covenants not to sue and mutual releases of all known and unknown claims among the parties.

In conjunction with the above described litigation, on February 4, 2003, the Trust, through its broker, Marsh Risk & Insurance Services, tendered the complaint in the Underlying Action to American International Specialty Lines Insurance Company (“AISLIC”) under the Directors, Officers and Corporate Liability Insurance Policy for Real Estate Investment Trusts, Policy No. 473-95-69 (the “Policy”) issued by AISLIC to the Company for the period from December 15, 2000 to December 15, 2002. The Policy provided a $20,000,000 aggregate limit of liability, and a $150,000 retention for judgments, settlements and defense costs for nonsecurities claims. The Policy required AISLIC to advance defense costs of any covered claim prior to its final disposition. On March 25, 2004, AISLIC acknowledged in writing that the Company, BPP/Arrowhead, L.P., BPP/Arrowhead, Inc., and Burnham Pacific Operating Partnership, L.P. were covered under the Policy, as well as certain individuals who were directors and/or officers of the Company. AISLIC declined coverage for the Trust and individuals who were sued in their capacity as Trustees for the Trust. AISLIC paid defense and settlement costs of BPP/Arrowhead, L.P., BPP/Arrowhead, Inc. and Burnham Pacific Operating Partnership, L.P., subject to certain limitations, in the amount of approximately $1,263,000.

Developers Diversified Realty

The Trust was involved in legal proceedings with Developers Diversified Realty Corporation (“DDRC”) and DDR Real Estate Services, Inc. (“DDRRES”), an affiliate of DDRC which acted as the Company’s liquidator and property manager for the period from December 15, 2000 through June 27, 2002.

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

The Trust, acting through its Trustees, filed a lawsuit on January 13, 2003, against DDRRES in the Superior Court of the State of California, County of Contra Costa, based on DDRRES’ acts and omissions as the Company’s liquidator and property manager. The lawsuit, which the Trust amended in 2004 to add DDRC as an additional defendant, alleged breach of contract, breach of fiduciary duty, negligence, unfair business practices and related claims. DDRRES and DDRC filed a cross-complaint in 2004 seeking monetary damages of approximately $98,000 for non-payment of asset management fees.

On July 25, 2005, the Trust, DDRC, and DDRRES agreed to settle this litigation and the Superior Court entered a settlement agreement into the record. Under the terms of the settlement agreement, DDR made a $700,000 cash payment to the Trust on August 24, 2005. The settlement agreement also included a mutual release of all claims between the parties.

RVIP and Sparks, Inc.

The Trust was also involved in legal proceedings arising from a sale by the Company of a shopping center in Richmond, California, to Prudential Real Estate Investors, DDRC and Coventry Partners (collectively, “RVIP”) in April 2001. Sparks, Inc. (“Sparks”) is a restaurant tenant at the shopping center. In April 2004, Sparks filed an action in the Superior Court of the State of California, County of Contra Costa, against RVIP and the Trust for damages and specific performance. Sparks sought to enforce an option to purchase the restaurant premises. As to the Trust, Sparks sought unspecified damages for breach of a retail lease and breach of the implied covenant of good faith and fair dealing. In August 2004, the Trust filed a cross-complaint for indemnity against RVIP. In December 2004, the Trust filed an answer to Sparks’ complaint that denied all of Sparks’ liability and damages claims. The Trust also filed a motion for summary judgment.

In March 2005, RVIP and Sparks entered into a settlement that included a payment of $30,000 from the Trust to Sparks in exchange for a release and dismissal of all claims.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Name	Age	Position Held

Scott C. Verges	52	Co-Trustee
Douglas P. Wilson	55	Co-Trustee

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

DOUGLAS P. WILSON became a co-trustee of the Trust on June 28, 2002.  In 1989, Mr. Wilson founded the Douglas Wilson Companies, which provides a wide range of specialized business, workout, and real estate services to law firms, State and Federal courts, corporations, partnerships, pension funds, REITs, financial institutions, and property owners throughout the United States. With offices in San Diego, San Francisco, Denver and Atlanta, the company is the largest business services entity of its kind in the United States, providing workouts and problem resolution, asset management, consulting, business planning, receiverships, development, and construction management services. To date, the company has provided court appointed fiduciary services for more than 450 matters in excess of $4 billion. The company also has an active real estate development division, which in 2002 completed the $60 million ParkLoft condominium complex in San Diego’s East Village and is now developing a companion property, The Mark, a $155 million, 33-story condominium tower.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Ethics

The Trust did not adopt a code of ethics in accordance with Item 406 of Regulation S-K because the Trust did not have any executive officers.

ITEM 11.                                               TRUSTEE COMPENSATION.

Trustees

Pursuant to Section 9.1 of the Liquidating Trust Agreement, in lieu of commissions or other compensation fixed by law for trustees, the co-trustees are entitled to the following compensation:

MR. VERGES. Mr. Verges received an hourly rate of $500 for services rendered as co-trustee. For services rendered for the fiscal year ended December 31, 2005, Mr. Verges was paid approximately $131,000, for the fiscal year ended December 31, 2004, he was paid approximately $93,000, for the fiscal year ended December 31, 2003, he was paid approximately $241,000 and for the period from June 28, 2002 through December 31, 2002, he was paid approximately $148,000. Mr. Verges also receives reimbursement for reasonable out-of-pocket expenses, which does not include administrative expenses.

MR. WILSON. Mr. Wilson, either directly or indirectly through the Douglas Wilson Companies, received applicable fees specified in the Liquidating Trust Agreement; provided, however, that such fees for base services shall not exceed in any particular month (1) $30,000 for the six-month period commencing June 28, 2002; (2) $25,000 for the two-month period immediately following such six-month period; (3) $22,500 for the two-month period following such two-month period; and (4) $20,000 thereafter and for the duration of the term of the Trust. Pursuant to the Liquidating Trust Agreement, the Trust also paid the Douglas Wilson Companies $62,500 for services rendered in connection with the Trust prior to June 28, 2002. The Douglas Wilson Companies also receives reimbursement for reasonable out-of-pocket expenses (which do not include occupancy costs and administrative expenses), including additional personnel that are needed to assist in matters of litigation support, common area maintenance reconciliations and tenant resolution issues. For services rendered for the fiscal year ended December 31, 2005, the Douglas Wilson Companies was paid approximately $483,000, which included $154,000 for base services, $270,000 for litigation support, including Lake Arrowhead litigation supervision which involved Scott C. Verges and other former officers of the Company, $50,000 for audit support services and $9,000 for costs associated with accounts receivable collections and tenant related issues. For services rendered for the fiscal year ended December 31, 2004, the Douglas Wilson Companies was paid approximately $373,000, which included $128,000 for base services, $219,000 for litigation support, including Lake Arrowhead litigation supervision which involved Scott C. Verges and other former officers of the Company, and $26,000 for costs associated with accounts receivable collections and tenant related issues. For services rendered  for the fiscal year ended December 31, 2003, the Douglas Wilson Companies was paid approximately $695,000, which included $202,000 for base services, $376,000 for litigation support, including Lake Arrowhead litigation supervision which involved Scott C. Verges and other former officers of the Company, and $117,000 for costs associated with accounts receivable collections and tenant related issues. For services rendered for the period from June 28, 2002 through December 31, 2002, the Douglas Wilson Companies was paid approximately $211,000, which included $141,000 for base services, $58,000 for litigation support, including

Lake Arrowhead litigation supervision which involved Scott C. Verges and other former officers of the Company, and $12,000 for costs associated with accounts receivable collections and tenant related issues. As described in Item 13, in consideration for its services under the Administrative Services Agreement, Douglas Wilson Companies was paid a fee of $100,000 out of the assets of the Trust concurrently with the execution and delivery of the Administrative Services Agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED BENEFICIARY MATTERS.

Principal Beneficiaries

There is no public market for the Units of the Trust. On June 27, 2002, the Company formally closed its stock transfer books and its Common Stock was delisted from the New York Stock Exchange. On June 28, 2002, the Company filed a Form 15 with the SEC to terminate the registration of its Common Stock under the Exchange Act and its obligation to file periodic reports with respect thereto. The Units were not transferable except by will, intestate succession or operation of law.

The following table sets forth the beneficial ownership of Units as to (i) each Beneficiary that is known by the Trust to have beneficially owned more than five percent of the Units as of December 31, 2005; and (ii) each of the Trustees as of December 31, 2005, based on representations of the Trustees and filings through December 31, 2005 received by the Trust on Schedule 13G under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All percentages have been calculated as of and are based upon 32,928,220 Units outstanding at the close of business on such date. Each person in the table below has indicated that it has sole voting and investment power over the Units listed.

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

As of December 31, 2005, the Trust did not have any compensation plans under which equity securities are authorized for issuance.

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Relationship with MBV Law

Legal expenses paid to MBV Law, including litigation consultant fees, for the fiscal year ended December 31, 2005 were approximately $598,000. Legal expenses paid to MBV Law for the fiscal year ended December 31, 2004 were approximately $617,000, for the fiscal year ended December 31, 2003 were approximately $347,000 and for the period from June 28, 2002 through December 31, 2002 were approximately $141,000. Mr. Verges, a co-trustee, is a non-equity employee of MBV Law and is entitled to devote a certain percentage of his time to providing services to MBV Law pursuant to the terms of his agreement with the Trust. Prior to becoming Chief Executive Officer of the Company, Mr. Verges received up to approximately 10% of the gross revenues received by MBV Law from Mr. Verges’ clients, including the Company. Subsequent to Mr. Verges becoming Chief Executive Officer of the Company, no portion of his compensation from MBV Law has been related to revenues received by MBV Law from the Company and/or Trust.

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

Administrative Services Agreement

On December 21, 2005, the Trustees of the Trust entered into an Administrative Services Agreement with Douglas Wilson Companies (the “Agent”). The Administrative Services Agreement provides for the appointment of the Agent as the Trustees’ agent to take such actions as the Agent deems necessary or appropriate to fulfill or cause to be fulfilled the obligations of the Trust and the Trustees following the date on which the Trust was terminated, including, without limitation, retaining the books, records and other files in the possession of the Trustees as of the date of termination, and responding to any requests, notices, claims, or actions relating to the Trust that may arise or first become known after the date of termination. In consideration for its services under the Agreement, Agent was paid a fee of $100,000 out of the assets of the Trust concurrently with the execution and delivery of the Administrative Services Agreement.

ITEM 14.                                               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Prior to 2005, the Trust did not employ any independent public accounting firm. During the fiscal year 2005, the Trust employed an independent registered public accounting firm, J.H. Cohn LLP, to provide review services in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants for the approximate amount of $61,000.

PART IV

ITEM 15.	EXHIBITS.

(a)	FINANCIAL STATEMENT SCHEDULES

None.

(b)	EXHIBITS

2.1	Plan of Complete Liquidation and Dissolution (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders, filed on November 28, 2000).

2.2

Liquidating Trust Agreement, dated as of June 28, 2002, between the Company, and Scott C. Verges and Douglas P. Wilson, not in their individual capacities but as trustees of the BPP Liquidating Trust (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on June 28, 2002).

10.1

Administrative Services Agreement, dated as of December 21, 2005, between the Trust, and Scott C. Verges and Douglas P. Wilson, not in their individual capacities but as trustees of the BPP Liquidating Trust (included herewith as Exhibit 10.1).

21.1	Subsidiaries of the Trust

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BPP Liquidating Trust

By:	/s/ Scott C. Verges
Scott C. Verges
Co-Trustee

Dated:	March 1, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott C. Verges
Scott C. Verges	Co-Trustee	March 1, 2006

/s/ Douglas P. Wilson
Douglas P. Wilson	Co-Trustee	March 1, 2006